Form 10-Q
period 2013-09-30
HEAT BIOLOGICS, INC.
filed 2013-11-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 30, 2013 there were 6,365,916 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

TABLE OF CONTENTS

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012, and for the period from June 10, 2008 (inception) to September 30, 2013	2

	Condensed Consolidated Statements of Stockholders Equity (Deficit) (unaudited) for the period from June 10, 2008 (inception) to September 30, 2013.	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2012 and for the period from June 10, 2008 (inception) to September 30, 2013	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012

Assets

Current Assets
Cash and cash equivalents	$23,578,445	$5,030
Related party receivable	20,384	9,571
Prepaid expenses and other current assets	800,465	58,436
Total Current Assets	24,399,294	73,037

Property and Equipment, net	13,099	10,782

Other Assets
Restricted cash	1,542	26,214
Debt issuance costs, net	—	28,229
Deposits	9,320	9,320
Total Other Assets	10,862	63,763

Total Assets	$24,423,255	$147,582

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$392,528	$505,471
Accrued expenses and other payables	157,279	129,208
Accrued interest	22,150	13,763
Notes payable - current portion	—	66,806
Total Current Liabilities	571,957	715,248

Long Term Liabilities
Notes payable - less current portion	—	658,194
Convertible notes payable	—	197,099
Stock warrants liability	214,352	92,150
Total Liabilities	786,309	1,662,691

Stockholders' Equity (Deficit)
Series 1 preferred stock, $.0001 par value; 112,500 shares authorized, 112,500 shares issued and outstanding at December 31, 2012 and 0 shares issued and outstanding at September 30, 2013	—	11
Series A preferred stock, $.0001 par value; 2,000,000 shares authorized, 1,863,128 shares issued and outstanding at December 31, 2012 and 0 shares issued and outstanding at September 30, 2013	—	186
Series B-1 preferred stock $.0001 par value; 4,100,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and 0 shares issued and outstanding at September 30, 2013	—	—
Common stock, $.0002 par value; 50,000,000 shares authorized, 6,365,916 and 2,144,542 shares issued and 6,365,916 and 1,858,971 shares outstanding at September 30, 2013 and December 31, 2012, respectively	959	405
Additional paid in capital	34,139,398	4,495,832
Deficit accumulated during the development stage	(10,287,354)	(5,935,282)
Total Stockholders' Equity (Deficit) – Less Non-Controlling Interest	23,853,003	(1,438,848)
Non-Controlling Interest	(216,057)	(76,261)
Total Stockholders' Equity (Deficit)	23,636,946	(1,515,109)

Total Liabilities and Stockholders' Equity (Deficit)	$24,423,255	$147,582

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended, September 30,		Nine Months Ended September 30,		Period from June 10, 2008 (inception) to September 30,
	2013	2012	2013	2012	2013
Grant awards	$—	$3,110	$—	$3,110	$585,589

Operating expenses:
Research and development	992,360	242,220	2,121,628	591,395	5,479,110
Clinical and regulatory	230,924	52,861	747,915	199,980	1,175,758
General and administrative	737,540	227,209	1,443,856	813,660	3,739,382
Total operating expenses	1,960,824	522,290	4,313,399	1,605,035	10,394,250

Loss from operations	(1,960,824)	(519,180)	(4,313,399)	(1,601,925)	(9,808,661)

Interest income	500	—	502	—	1,189
Other income (expense)	(28,229)	246	(78,191)	774	(86,974)
Interest expense	(40,639)	(61,755)	(100,780)	(77,369)	(320,241)
Total non-operating expenses	(68,368)	(61,509)	(178,469)	(76,595)	(406,026)

Loss from continuing operations	(2,029,192)	(580,689)	(4,491,868)	(1,678,520)	(10,214,687)

Loss from discontinued operations	—	1,750	—	(18,379)	(288,724)
Net loss	(2,029,192)	(578,939)	(4,491,868)	(1,696,899)	(10,503,411)
Net loss - non-controlling interest	(61,750)	(11,130)	(139,796)	(25,508)	(216,057)
Beneficial conversion charge	—	—	(2,300,000)	—	(2,300,000)
Preferred Stock Dividend	(361,668)	—	(361,668)	—	(361,668)
Net loss attributable to common stockholders	$(2,329,110)	$(567,809)	$(7,013,740)	$(1,671,391)	$(12,949,022)

Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.31)	$(2.45)	$(0.91)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	4,835,582	1,832,766	2,863,310	1,830,593

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

(A development stage company)

Condensed Consolidated Statement of Stockholders Equity (Deficit)

(unaudited)

	Preferred Stock			Common		Accumulated	Non-Controlling	Total
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Stockholders
Common Stock Issued:
Issuance of Common Stock	$—	$—	$—	$423	$—	$—	$—	$423
Non-cash consideration for rent	—	—	—	—	4,104	—	—	4,104
Net Loss	—	—	—	—	—	(281,971)	—	(281,971)
Balance December 31, 2008	—	—	—	423	4,104	(281,971)	—	(277,444)
Common Stock Issued:
Issuance of Common Stock	—	—	—	42	—	—	—	42
Cancellation of Stock	—	—	—	(65)	65	—	—	—
Preferred Stock Issued:	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock	—	11	—	—	249,989	—	—	250,000
Non-cash consideration for rent	—	—	—	—	5,760	—	—	5,760
Stock based compensation	—	—	—	—	13,364	—	—	13,364
Net Loss	—	—	—	—	—	(416,789)	(6,650)	(423,439)
Balance December 31, 2009	—	11	—	400	273,282	(698,760)	(6,650)	(431,717)
Non-cash consideration for rent	—	—	—	—	5,760	—	—	5,760
Stock based compensation	—	—	—	—	30,791	—	—	30,791
Stock issuance costs	—	—	—	—	(7,584)	—	—	(7,584)
Net Loss	—	—	—	—	—	(711,438)	(10,406)	(721,844)
Balance December 31, 2010	—	11	—	400	302,249	(1,410,198)	(17,056)	(1,124,594)
Notes Payable Converted to Preferred Stock:
Conversion of notes payable to Series A Preferred Stock	—	127	—	—	2,674,853	—	—	2,674,980
Preferred Stock Issued:
Issuance of Series A Preferred Stock	—	7	—	—	154,248	—	—	154,255
Reclassification of Series A Preferred Stock to Series 1 Preferred Stock	11	(11)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	91,984	—	—	91,984
Stock issuance costs	—	—	—	—	(17,581)	—	—	(17,581)
Net Loss	—	—	—	—	—	(2,104,884)	(8,258)	(2,113,142)
Balance December 31, 2011	$11	$134	$—	$400	$3,205,753	$(3,515,082)	$(25,314)	$(334,098)

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

(A development stage company)

Condensed Consolidated Statement of Stockholders Equity (Deficit) (Continued)

(unaudited)

	Preferred Stock			Common		Accumulated	Non-Controlling	Total
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Stockholders
Balance December 31, 2011	$11	$134	$—	$400	$3,205,753	$(3,515,082)	$(25,314)	$(334,098)
Preferred Stock Issued:
Issuance of Series A Preferred Stock	—	52	—	—	1,083,282	—	—	1,083,334
Common Stock Issued:
Issuance of Common Stock	—	—	—	5	11,320	—	—	11,325
Stock based compensation	—	—	—	—	217,896	—	—	217,896
Stock issuance costs	—	—	—	—	(22,419)	—	—	(22,419)
Net Loss	—	—	—	—	—	(2,420,200)	(50,947)	(2,471,147)
Balance at December 31, 2012	11	186	—	405	4,495,832	(5,935,282)	(76,261)	(1,515,109)
Issuance of Series B-1 Preferred Stock - March 25, 2013	—	—	189	—	5,049,901	—	—	5,050,090
Conversion of Preferred Stock into common stock	(11)	(186)	(189)	—	386	—	—	—
Issuance of Common Stock from initial public offering, net of underwriting discounts	—	—	—	540	25,110,000	—	—	25,110,540
Exercise of stock options	—	—	—	14	47,943	—	—	47,957
Stock based compensation	—	—	—	—	377,388	—	—	377,388
Stock issuance costs	—	—	—	—	(942,052)	—	—	(942,052)
Net loss	—	—	—	—	—	(4,352,072)	(139,796)	(4,491,868)
Balance September 30, 2013	$—	$—	$—	$959	$34,139,398	$(10,287,354)	$(216,057)	$23,636,946

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			June 10, 2008
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(4,491,868)	$(1,696,899)	$(10,503,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,877	2,332	6,088
Amortization of debt issuance costs	28,229	56,327	126,742
Re-measurement of fair value of stock warrants liability	122,202	(4,240)	126,782
Non-cash consideration for rent	—	—	15,624
Stock based compensation	377,388	80,980	731,423
Increase (decrease) in cash arising from changes in assets and liabilities:
Related party receivable	(10,813)	(6,241)	(20,384)
Prepaid expenses and other current assets	(742,029)	(53,608)	(800,465)
Restricted cash	24,672	(24,485)	(1,542)
Deposits	—	200	(9,320)
Accounts payable	(112,943)	24,982	392,528
Accrued expenses and other payables	28,071	63,481	157,279
Accrued interest	8,387	3,790	73,421
Net Cash Used by Operating Activities	(4,765,827)	(1,553,381)	(9,705,235)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,194)	(1,780)	(19,187)
Net Cash Used in Investing Activities	(5,194)	(1,780)	(19,187)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts	25,110,000	—	25,110,000
Borrowings on notes payable	—	650,000	950,000
Borrowings on line of credit	—	80,204	273,427
Payments on notes payable	(725,000)	(225,000)	(950,000)
Payments on line of credit	—	—	(273,427)
Issuance of convertible notes payable, net of issuance costs	(197,099)	—	2,584,537
Issuance of common stock	540	—	12,330
Exercise of stock options	47,957	—	47,957
Issuance of series A preferred stock	—	1,083,334	1,487,589
Issuance of series B-1 preferred stock	5,050,090	—	5,050,090
Stock issuance costs	(942,052)	(700)	(989,636)
Net Cash Provided by Financing Activities	28,344,436	1,587,838	33,302,867

Net Increase in Cash and Cash Equivalents	23,573,415	32,677	23,578,445

Cash and Cash Equivalents – Beginning of Period	5,030	98,646	—

Cash and Cash Equivalents – End of Period	$23,578,445	$131,323	$23,578,445

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

			June 10, 2008
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Supplemental Disclosure for Cash Flow Information
Interest paid	$51,575	$16,773	$126,259

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial conversion charge	$2,300,000	$—	$2,300,000

Issuance of preferred stock warrants and debt issuance costs	$—	$—	$87,570

Notes payable converted to Series A preferred stock	$—	$—	$2,674,980

Conversion of convertible notes payable into accounts payable	$197,099	$—	$197,099

Cancellation of common stock	$—	$—	$65

Non-cash consideration for rent	$—	$—	$15,624

Non-cash conversion of preferred stock into common stock	$386	$—	$386

Preferred stock dividend	$361,668	$—	$361,668

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2013, condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012, the condensed consolidated statement of stockholders equity as of September 30, 2013, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012, and the cumulative period from inception (June 10, 2008) to September 30, 2013 of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimated. Additionally, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes included in the Company's Prospectus as filed with the Securities and Exchange Commission ("SEC") under Rule 424(b) of the Securities Act of 1933 on July 24, 2013.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”) and Heat Biologics II, Inc (“Heat II”), Heat Biologics III, Inc (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”) and Heat Biologics GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2012 and September 30, 2013, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the condensed consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity (deficit) on its condensed consolidated balance sheets, condensed statement of stockholders equity (deficit), and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the condensed consolidated statements of operations. In June 2012, the Company sold its entire 92.5% interest in Heat II. The operations of Heat II through June 25, 2012, including fiscal year 2012 and inception to date, are presented in the accompanying condensed consolidated statements of operations as a loss from discontinued operations.

2. Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including prepaid expenses and other current assets, deposits, accounts payable and accrued expenses and other payables approximate fair value due to their short maturities. The carrying value of the Company’s notes payable and convertible notes payable at December 31, 2012 approximated fair value because the interest rates under those obligations approximate market rates of interest available to the Company for similar instruments.

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

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Fair Value of Financial Instruments (Continued)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial instruments that are measured at fair value on a recurring basis consist only of the preferred stock warrant liability at December 31, 2012 and the common stock liability at September 30, 2013. The preferred stock warrants were amended to common stock warrants at the time of the Company’s initial public offering.  They continue to be treated as a financial instrument based on ASC 480-10 and ASC 815-40-15 and accordingly the Company continues to remeasure the liability quarterly and record the change in fair value as other income (expense). The Company’s preferred stock warrants liability as of December 31, 2012 was classified within Level III of the fair value hierarchy and as of September 30, 2013 the common stock warrants liability is classified within Level II of the fair value hierarchy.

The change in the fair value of the Level II common stock warrant liability is summarized below:

Fair value of preferred stock warrants liability at December 31, 2012	$92,150
Issuances	—
Change in fair value during the period	122,202

Fair value of common stock warrants liability at September 30, 2013	$214,352

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2013 and December 31, 2012, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of September 30, 2013 and December 31, 2012, the Company had no such accruals.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Compensation and related benefits	$122,279	$105,927
Accrued patent fees	35,000	20,000
Professional fees	—	3,281
	$157,279	$129,208

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,029,192)	$(578,939)	$(4,491,868)	$(1,696,899)
Net loss: Non-controlling interest	(61,750)	(11,130)	(139,796)	(25,508)
Beneficial conversion charge	—	—	(2,300,000)	—
Preferred Stock Dividend	(361,668)	—	(361,668)	—
Net loss applicable to common stockholders	$(2,329,110)	$(567,809)	$(7,013,740)	$(1,671,391)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	4,835,582	1,832,766	2,863,310	1,830,593
Net loss per share applicable to common stockholders—basic and diluted	$(0.48)	$(0.31)	$(2.45)	$(0.91)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Preferred stock (on an as converted basis)	—	860,017	—	860,017
Preferred stock warrants	—	20,549	—	20,549
Outstanding stock options	575,762	537,854	575,762	537,854
Unvested restricted stock	—	5,073	—	5,073
Common stock warrants	53,159	32,610	53,159	32,610

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

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Stock-Based Compensation

Restricted Stock

A summary of the Company's unvested restricted stock as of September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	2,899	$2.23
Vested	(2,899)	$2.09
Unvested at September 30, 2013	—	$—

As of September 30, 2013, all restricted stock has vested and accordingly all stock-based compensation expense related to vested restricted stock has been recognized.

In connection with our public offering we issued common stock warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise.  The warrants have a ten year life and expire on July 29th 2023.

Stock Options

The following is a summary of the stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	590,047	$0.72
Granted	96,736	$9.81
Exercised	(71,197)	$0.68
Expired	(15,409)	$0.60
Forfeited	(24,415)	$3.29
Outstanding, September 30, 2013	575,762	$2.14

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2013 was $7.84. The total fair value of stock options that vested during the nine months ended September 30, 2013 was approximately $419,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the nine months ended September 30, 2013:

Dividend yield	0.0%
Expected volatility	90%
Risk-free interest rate	1.39-1.5%
Expected lives (years)	5-6.5

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

The Company recognized $377,388 and $80,980 in stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively for the Company’s stock option awards.

The following table summarizes information about stock options outstanding at September 30, 2013:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
575,762	7.194	$2.14	442,242	6.391	$0.85	442,242	6.391	$0.85

As of September 30, 2013, the unrecognized stock-based compensation expense related to unvested stock options was approximately $958,972 which is expected to be recognized over a weighted average period of approximately 21.75 months.

7. Financing

Series B Financing

In March 2013, the Company sold an aggregate of 1,891,419 shares of the Company’s Series B-1 Preferred Stock for gross proceeds of approximately $5.0 million in our Series B Preferred Stock private placement. All shares of the Series B Preferred Stock, together with accrued dividends, automatically converted into shares of the Company’s common stock upon the consummation of the Company’s initial public offering on July 29th. In addition, the investors in our Series B-1 Preferred Stock were issued shares of the Company’s common stock having a value based upon the initial public offering price of $361,668 and the Company’s obligation to issue, and the investors, obligation to purchase, Series B-2 Preferred Stock and warrants upon fulfillment of certain conditions specified in the Company’s stock purchase agreement dated as of March 25, 2013 entered into in connection with such private placement (the “Stock Purchase Agreement”) terminated. The issuance of common stock to the Series B-1 Preferred stockholders totaling $361,668 has been accounted for as a preferred stock dividend, and as a result, has been included as an expense attributable to common stockholders in the Company’s condensed consolidated statements of operations.

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Financing (Continued)

Initial Public Offering

On July 29, 2013, the Company sold 2,500,000 shares of common stock at a public offering price of $10.00 per share upon the closing of the Company’s initial public offering (“IPO”) with gross proceeds of $25 million and net proceeds of $22.4 million. On August 15, 2013, the Company sold an additional 100,000 shares of common stock at a public offering price of $10.00 per share pursuant to the partial exercise of the over-allotment option granted to the underwriters resulting in additional gross proceeds to the Company of $1,000,000 and additional net proceeds of $930,000. On September 6, 2013, the Company sold an additional 100,000 shares of common stock at a public offering price of $10.00 per share pursuant to the partial exercise of the over-allotment option granted to the underwriters resulting in additional gross proceeds to the Company of $1,000,000 and additional net proceeds of $930,000.The total gross proceeds raised from the offering and over-allotment option were $27,000,000, before underwriting discounts, commissions and other offering expenses payable by the Company. The total net proceeds from the offering were approximately $24.3 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred stock automatically converted into an aggregate of 1,696,683 shares of common stock. In addition, upon the closing of the IPO, the Company issued an additional 36,167 shares of common stock to the Series B Preferred Stockholders as a Preferred Stock dividend. This transaction is discussed above under “Series B Financing”. At that time, the Company’s obligation to issue, and the Series B Preferred Stockholders, obligation to purchase Series B-2 Preferred Stock under the Stock Purchase Agreement terminated.

Repayment of Debt

On August 27, 2013 we repaid the entire outstanding balance on our note payable and term loan with Square 1 Bank in the total amount of $725,000 and the loan agreements with Square 1 Bank was terminated.  As a result, the outstanding balance at September 30, 2013 was $0.

The Company reclassified the entire balance of the convertible note payable of $197,000 outstanding at December 31, 2012 to accounts payable during the 2013 Period and subsequently made payment on July 30, 2013.  The balance of the convertible note payable was $0 at September 30, 2013.

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

We commenced active operations in the second half of 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering in which we received gross proceeds of $27 million. As of September 30, 2013, we had a deficit accumulated during the development stage of $10,287,354. We had net losses of $4,491,868 and $1,696,899 for the nine months ended September 30, 2013 and 2012, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash will enable us to fund our current operating plan and capital expenditure requirements for at least 18 months. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our audited condensed consolidated financial statements, which are included in the Prospectus, contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2013 and 2012

Research and development expense.  Research and development expense for the three months ended September 30, 2013 (2013 Quarter) was approximately $992,000 compared to $242,000 for the three months ended September 30, 2012 (2012 Quarter). The $750,000 increase from the 2012 Quarter to the 2013 Quarter is primarily related to an increase of $615,000 in pre-manufacturing costs associated with preparing to produce vaccines for use in our clinical trials. Patent and license costs also increased by $108,000 as we continued our efforts to maintain and expand our patent portfolio. Other consulting and personnel costs increased $96,000 cumulatively due to an increase of $43,000 in consulting fees as we approach the initiation of our clinical trials and an increase in non cash stock compensation expense of $53,000. These increases were offset by a decrease in research supplies of $69,000 with the conclusion of a research project with the University of Miami.

Clinical and regulatory expense.  Clinical and regulatory for the 2013 Quarter was approximately $231,000 compared to $53,000 for the 2012 Quarter. The $178,000 increase from the 2012 Quarter to the 2013 Quarter principally resulted from an increase in manufacturing costs of $190,000 related to production of vaccines for our clinical trials. This increase was offset by a decrease of $12,000 in personnel due primarily to the termination of an employee in the final month of the quarter.

General and administrative expense.  General and administrative expense for the 2013 Quarter was approximately $738,000 compared to $227,000 for the 2012 Quarter. The $511,000 increase from the 2012 Quarter to the 2013 Quarter resulted from an increase of $215,000 in personnel costs, of which $156,000 was non-cash stock based compensation. The remainder of the increase in personnel costs is primarily attributable to increases in cash compensation. Marketing and conference fees, primarily associated with fund raising activities increased by $59,000.  Consulting fees increased by $44,000 due principally to additional costs associated with both guidance and advice in business development and a one-time fee associated with an executive position search. Insurance costs increased by $77,000 due the increased risk management requirements of a public company, particularly directors and officers insurance. Travel expense increased by $92,000 from the 2012 Quarter to the 2013 Quarter due to fund raising in connection with our initial public offering. Also attributable to the increase were general and administrative costs such as office expenses, fees, and other miscellaneous administrative costs of $24,000 associated with growth of the Company.

Interest expense.  Interest expense decreased to $41,000 for the 2013 Quarter from $62,000 for the 2012 Quarter due to the repayment in full to Square 1 Bank of our notes payable in August of 2013.

Comparison of the Nine Months ended September 30, 2013 and September 30, 2012

Research and development expense.  Research and development expense for the nine months ended September 30, 2013 (2013 Period) was approximately $2,122,000 compared to $591,000 for the nine months ended September 30, 2012 (2012 Period). The $1,531,000 increase from the 2012 Period to the 2013 Period is primarily related to an increase of $1,249,000 in pre-manufacturing costs associated with preparing to produce vaccines for use in our clinical trials.  Additional consulting fees of $48,000 were incurred primarily to monitor the additional manufacturing activity.  There was also an increase in general research supplies of $25,000 due in part to actual costs exceeding the research budgeted costs provided by the university. Patent costs increased by $126,000 as we continued our efforts to expand our patent portfolio. Personnel costs also increased by $81,000 due to an increase in compensation of an employee, an increase in accrued vacation and increased stock compensation expense.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2013 Period was approximately $748,000 compared to $200,000 for the 2012 Period. The $548,000 increase from the 2012 Period to the 2013 Period principally resulted from an increase of approximately $548,000 in manufacturing and other clinical trial expenditures incurred in preparation for the initiation of the clinical trials..

General and administrative expense.  General and administrative expense for the 2013 Period was approximately $1,444,000 compared to $814,000 for the 2012 Period. The $630,000 increase from the 2012 Period to the 2013 Period principally resulted from an increase of $390,000 in personnel costs of which $236,000 was non-cash stock based compensation.  The remainder of the $154,000 increase in personnel costs was primarily attributable to increases in cash compensation and increases in employee benefits such as health insurance. Travel expense increased by $57,000 primarily related to fund raising.  Marketing expense increased by $106,000 due to an increase in expenses such as the website enhancement and the initial public offering road show.  Insurance expense also increased by $77,000 related primarily to directors and officers insurance.

Interest expense.  Interest expense increased to $101,000 for the 2013 Period from $77,000 for the 2012 Period due to increased borrowings in the first part of the year under our convertible note payable and our note and loan agreements with Square 1 Bank.

Balance Sheet at September 30, 2013 and December 31, 2012

Cash and cash equivalents.  Cash and cash equivalents increased by approximately $24,000,000 as a result of net proceeds of$24,300,000 million received from the Company’s initial public offering completed on July 29, 2013 and sale of the Company’s Series B-1 Preferred Stock for gross proceeds of approximately $5.1 million, net of cash used by operations of approximately $4.7 million and payments of notes payable of $725,000.

Prepaid expenses.  Prepaid expenses were approximately $800,000 as of September 30, 2013 compared to $58,000 as of December 31, 2012. The increase of $742,000 was due to the prepayment of our directors and officers insurance in the amount of approximately $307,000.  The residual increases in prepayments were primarily attributable to an additional prepayment of approximately $104,000 for pre-manufacturing costs, $313,000 for contract research and $18,000 for other miscellaneous expenses such as prepaid rent and other insurances.

Accounts Payable.  Accounts payable was $393,000 as of September 30, 2013 compared to $506,000 as of December 31, 2012. This decrease of $113,000 was primarily related to  more timely payment of vendors upon additional funding from the IPO.

Note payable and term loan: On August 27, 2013 we repaid the entire outstanding balance on our note payable and term loan with Square 1 Bank in the total amount of $725,000 and the loan agreement with Square 1 Bank was terminated.  As a result, the outstanding balance at September 30, 2013 was $0.

Convertible note payable.  Convertible note payable was $0 as of September 30, 2013 compared to $197,000 as of December 31, 2012. This decrease was due to the reclassification of the entire balance of $197,000 to accounts payable during the 2013 Period and the subsequent payment of the accounts payable in July of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. Since our inception in June 2008, we have financed our operations principally through grant awards, private placements and our initial public offering, which we closed in July 2013. The total gross proceeds from the offering and two subsequent over-allotment options was $27,000,000, before underwriting discounts, commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $24.3 million. We believe that the proceeds we received from our initial public offering will provide us with sufficient working capital to fund our Phase 2 clinical trial for non-small cell lung cancer and our Phase 1 and 2 clinical trial for bladder cancer. Thereafter, we expect to require additional funds in the future to conduct additional clinical trials. As of September 30, 2013, we had $23,578,445 in cash and cash equivalents.

Our cash and cash equivalents are currently held in an interest bearing checking and money market account and short term investment grade securities.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2013 Period compared to the 2012 Period is due to an increase in research and development expenses as we increased manufacturing costs for both research and development and clinical and regulatory as we prepare for clinical trials. Additionally, there was an increase in general and administrative costs primarily associated with our initial public offering and costs associated with being a public company.

Financing activities.  Cash provided by financing activities during the 2013 Period of approximately $28.3 million resulted primarily from our initial public offering in July 2013.  The total gross proceeds from the offering and two subsequent over-allotment options was $27,000,000, before underwriting discounts, commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $24.3 million. Additionally, we issued $5.0 million of Series B-1 preferred stock during the 2013 Period, less $145,510 of stock issuance costs. .

Funding requirements

We expect our existing cash will enable us to fund our current operating plan and capital expenditure requirements for at least the next 18 months.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

SUBSEQUENT EVENTS

On October 1, 2013 we announced that we had hired Melissa Price to serve as our full-time Vice President of Clinical and Regulatory Affairs.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed in ITEM 1A. Risk Factors.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

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

For the nine months ended September 30, 2013 and September 30, 2012, we incurred a net loss attributable to common stockholders of ($7,013,734) and ($1,671,391), respectively. For the years ended December 31, 2012 and December 31, 2011, we incurred a net loss attributable to common stockholders of ($2,420,200) and ($2,104,884), respectively. We have also incurred a deficit accumulated during the development stage of ($10,287,354). We may continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on the market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We will need to hire additional qualified personnel with expertise in pre-clinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. In particular, over the next 12 months, we expect to hire additional new employees. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Certain of our officers may have a conflict of interest.

Two of our officers are currently working for the Company on a part-time basis. These part-time employees also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs. We expect that some of these officers may join the Company on a full-time basis, but there can be no assurance given that any or all of our officers will be so employed.

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

As of October 31, 2013 our officers and directors together beneficially own approximately 35.6% of our outstanding common stock on a fully diluted basis. Mr. Wolf alone through his direct and indirect holdings beneficially owns approximately 21.3% of our outstanding common stock on a fully diluted basis. As a result, Mr. Wolf, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan under which we may grant awards to purchase 869,565 shares of our common stock, of which, 575,762 options were outstanding as of September 30, 2013. In addition, as of September 30, 2013, we have 53,159 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt which excludes 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Third Amended and Restated Certificate of Incorporation authorizes the issuance of 50,000,000 shares of our common stock and 8,212,500 shares of Preferred Stock. In certain circumstances, the common stock and preferred stock, as well as the awards available for issuance under the 2009 Stock Option and Restricted Stock Plan, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of Preferred Stock and common stock. In addition, the issuance of Preferred Stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

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

We have a significant number of restricted shares that will become eligible for sale at the end of January 2014. We currently have 6,365,916 shares of our common stock outstanding, of which 2,700,000 shares sold in our initial public offering (including the 200,000 shares issued upon partial exercise of the underwriter’s over-allotment option) are currently eligible for sale in the public market. All of the remaining shares will be eligible for sale in the public market upon expiration of lock-up agreements 180 days after the effective date of our registration statement on Form S-1, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that following the holding period, many shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding securities sold by us during the nine months ended September 30, 2013, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

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

On September 20, 2013 we issued 71,197 common shares as a result of an option exercise. The issuance qualified for exemption under Section 3(a)(9) of the Securities Act of 1933.

 In September 2013 we issued options exercisable for an aggregate of 24,240 at an exercise price of $12.79 to 2 individuals for services rendered.

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

Use of Proceeds

In connection with our IPO, in July and August of, 2013, we offered and sold an aggregate of 2,700,000 shares of common stock (including the 200,000 shares issued pursuant to the over- allotment option) at a price of $10.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 effective on July 23, 2013 ( file number 333-188365). Aegis Capital Corp was the sole book-running manager in the offering and Cantor Fitzgerald & Co. was the co-manager. The offering commenced on July 23, 2013 and was completed on September 6, 2013, when the underwriter’s purchased an additional 100,000 shares of common stock pursuant to the partial exercise of the over-allotment option. Aggregate gross proceeds from the IPO, including the partial exercises of the over-allotment option with respect to 200,000 shares of common stock (of the 375,000 over-allotment shares ), were $27,000,000 and net proceeds received after underwriting commissions and offering expenses of $2.7 million were approximately $24.3 million. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours.

As of September 30, 2013, we have used approximately $4.1 million of the net proceeds, $2.0 million of which was for payment of our note and term loan, convertible debt and payables outstanding at the time of our initial public offering.  In addition we used approximately $730 thousand for pre-payment of Directors and Officers Insurance and to service providers in anticipation of the start of our clinical trials. Of the remaining approximately $1.4 million, the bulk consisted of $600 thousand for pre-manufacturing and manufacturing, $200 thousand for consultants, $125 thousand related to preparation for our clinical trials and the remainder of approximately $515 thousand for intellectual property, regulatory, research and general and administrative. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act other than the repayment in full of the amount outstanding to Square 1 Bank.

PURCHASE OF EQUITY SECURITIES

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

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

HEAT BIOLOGICS, INC.

Date: November 14, 2013	By:	/s/ JEFFREY A. WOLF
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2013	By:	/s/ MATTHEW E. CZAJKOWSKI
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