Form 10-Q
period 2014-03-31
HEAT BIOLOGICS, INC.
filed 2014-05-12
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 001-35994

Heat Biologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	26-2844103 (I.R.S. Employer Identification No.)
801 Capitola Drive Durham, NC (Address of principal executive offices)	27713 (Zip Code)

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

As of May 5, 2014 there were 6,452,341 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

TABLE OF CONTENTS

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013	1

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, and for the period from June 10, 2008 (inception) to March 31, 2014	2

	Condensed Consolidated Statements of Stockholders Equity (Deficit) (unaudited) for the period from June 10, 2008 (inception) to March 31, 2014	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and March 31, 2013 and for the period from June 10, 2008 (inception) to March 31, 2014	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,690,251	$4,566,992
Short term investments	16,749,543	17,297,165
Related party receivable	30,092	24,946
Prepaid expenses and other current assets	862,882	1,066,638
Total Current Assets	20,332,768	22,955,741

Property and Equipment, net	56,738	53,753

Other Assets
Restricted cash	1,252	1,252
Deposits	9,320	9,320
Total Other Assets	10,572	10,572

Total Assets	$20,400,078	$23,020,066

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$378,399	$651,917
Accrued expenses and other payables	378,471	503,050
Accrued interest	—	25,364
Total Current Liabilities	756,870	1,180,331

Long Term Liabilities
Stock warrants liability	—	122,590
Total Liabilities	756,870	1,302,921

Stockholders' Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 6,452,341 and 6,375,426 shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	975	961
Additional paid in capital	34,686,606	34,337,591
Deficit accumulated during the development stage	(14,677,227)	(12,346,630)
Total Stockholders' Equity– Less Non-Controlling Interest	20,010,354	21,991,922
Non-Controlling Interest	(367,146)	(274,777)
Total Stockholders' Equity	19,643,208	21,717,145

Total Liabilities and Stockholders' Equity	$20,400,078	$23,020,066

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended, March 31,		Period from June 10, 2008 (inception) to March 31,
	2014	2013	2014

Grant awards	$—	$—	$585,589

Operating expenses:
Research and development	533,628	440,289	6,628,798
Clinical and regulatory	846,384	62,057	2,671,384
General and administrative	1,014,870	268,136	5,740,192
Total operating expenses	2,394,882	770,482	15,040,374

Loss from operations	(2,394,882)	(770,482)	(14,454,785)

Interest income	10,975	1	21,730
Other (expense) income	(39,059)	10,362	(24,014)
Interest expense	—	(28,342)	(298,580)
Total non-operating expenses	(28,084)	(17,979)	(300,864)

Loss from continuing operations	(2,422,966)	(788,461)	(14,755,649)

Loss from discontinued operations	—	—	(288,724)
Net loss	(2,422,966)	(788,461)	(15,044,373)
Net loss - non-controlling interest	(92,369)	(24,605)	(367,146)
Beneficial conversion charge	—	(2,300,000)	(2,300,000)
Preferred stock dividend	—	—	(361,668)
Net loss attributable to common stockholders	$(2,330,597)	$(3,063,856)	$(17,338,895)

Net loss per share attributable to common stockholders—basic and diluted	$(0.36)	$(1.66)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	6,412,504	1,859,929

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

								Total
	Preferred Stock			Common		Accumulated	Non-Controlling	Stockholders
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Equity (Deficit)
Common Stock Issued:
June 10, 2008, 1,395,559 shares	$—	$—	$—	$321	$—	$—	$—	$321
July 11, 2008, 260,870 shares	—	—	—	60	—	—	—	60
July 11, 2008, 184,048 shares	—	—	—	42	—	—	—	42
Non-cash consideration for rent	—	—	—	—	4,104	—	—	4,104
Net loss	—	—	—	—	—	(281,971)	—	(281,971)
Balance December 31, 2008	—	—	—	423	4,104	(281,971)	—	(277,444)
Common Stock Issued:
January 1, 2009, 60,871 shares	—	—	—	14	—	—	—	14
April 20, 2009, 21,835 shares	—	—	—	5	—	—	—	5
April 20, 2009, 98,626 shares	—	—	—	23	—	—	—	23
Common Stock Cancelled:
June 26, 2009, (282,672) shares	—	—	—	(65)	65	—	—	—
Preferred Stock Issued:
November 3, 2009, 112,500 shares at $2.22 per share	—	11	—	—	249,989	—	—	250,000
Non-cash consideration for rent	—	—	—	—	5,760	—	—	5,760
Stock based compensation	—	—	—	—	13,364	—	—	13,364
Net loss	—	—	—	—	—	(416,789)	(6,650)	(423,439)
Balance December 31, 2009	—	11	—	400	273,282	(698,760)	(6,650)	(431,717)
Non-cash consideration for rent	—	—	—	—	5,760	—	—	5,760
Stock based compensation	—	—	—	—	30,791	—	—	30,791
Stock issuance costs	—	—	—	—	(7,584)	—	—	(7,584)
Net loss	—	—	—	—	—	(711,438)	(10,406)	(721,844)
Balance December 31, 2010	—	11	—	400	302,249	(1,410,198)	(17,056)	(1,124,594)
Notes Payable Converted to Preferred Stock:
September 30, 2011, 1,273,800 shares at $2.10 per share	—	127	—	—	2,674,853	—	—	2,674,980
Preferred Stock Issued:
December 20, 2011, 73,455 shares at $2.10 per share	—	7	—	—	154,248	—	—	154,255
Preferred Series A Converted to Preferred Series 1, December 16, 2011, 112,500 shares at $2.22 per share	11	(11)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	91,984	—	—	91,984
Stock issuance costs	—	—	—	—	(17,581)	—	—	(17,581)
Net loss	—	—	—	—	—	(2,104,884)	(8,258)	(2,113,142)
Balance December 31, 2011	$11	$134	$—	$400	$3,205,753	$(3,515,082)	$(25,314)	$(334,098)

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

								Total
	Preferred Stock			Common		Accumulated	Non-Controlling	Stockholders
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Equity (Deficit)
Balance December 31, 2011	$11	$134	$—	$400	$3,205,753	$(3,515,082)	$(25,314)	$(334,098)
Preferred Stock Issued:
March 7, 2012, 47,619 shares at $2.10 per share	—	5	—	—	99,995	—	—	100,000
April 3, 2012, 39,683 shares at $2.10 per share	—	4	—	—	83,330	—	—	83,334
April 27, 2012, 428,571 shares at $2.10 per share	—	43	—	—	899,957	—	—	900,000
Common Stock Issued:
December 27, 2012, 1,087 shares	—	—	—	—	825	—	—	825
December 31, 2012, 21,740 shares	—	—	—	5	10,495	—	—	10,500
Vesting of restricted stock, 97,007 shares	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	217,896	—	—	217,896
Stock issuance costs	—	—	—	—	(22,419)	—	—	(22,419)
Net loss	—	—	—	—	—	(2,420,200)	(50,947)	(2,471,147)
Balance at December 31, 2012	11	186	—	405	4,495,832	(5,935,282)	(76,261)	(1,515,109)
Preferred Stock Issued:
March 25, 2013, 1,891,419 shares at $2.67 per share	—	—	189	—	5,049,901	—	—	5,050,090
Common Stock Issued:
Preferred Series 1 Converted to Common Stock, July 29, 2013, 49,960	(11)	—	—	—	11	—	—	—
Preferred Series A Converted to Common Stock, July 29, 2013, 810,057	—	(186)	—	—	186	—	—	—
Preferred Series B Converted to Common Stock, July 29, 2013, 836,666	—	—	(189)	—	189	—	—	—
Common Stock Issued:
Initial public offering, 2,700,000 shares, net of underwriting discounts	—	—	—	540	25,110,000	—	—	25,110,540
Exercise of stock options, 80,706 shares	—	—	—	16	54,026	—	—	54,042
Vesting of restricted stock, 2,899 shares	—	—	—	—	—	—	—	—
Preferred Stock Dividend, July 29, 2013, 36,167 shares	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	571,924	—	—	571,924
Stock issuance costs	—	—	—	—	(944,478)	—	—	(944,478)
Net loss	—	—	—	—	—	(6,411,348)	(198,516)	(6,609,864)
Balance at December 31, 2013	$—	$—	$—	$961	$34,337,591	$(12,346,630)	$(274,777)	$21,717,145

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

(A development stage company)

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

								Total
	Preferred Stock			Common		Accumulated	Non-Controlling	Stockholders
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Equity (Deficit)
Balance at December 31, 2013	$—	$—	$—	$961	$34,337,591	$(12,346,630)	$(274,777)	$21,717,145
Exercise of stock options, 54,532 shares	—	—	—	12	36,715	—	—	36,727
Cashless exercise of warrants, 22,383 shares	—	—	—	2	143,188	—	—	143,190
Stock based compensation	—	—	—	—	169,112	—	—	169,112
Net Loss	—	—	—	—	—	(2,330,597)	(92,369)	(2,422,966)
Balance at March 31, 2014	$—	$—	$—	$975	$34,686,606	$(14,677,227)	$(367,146)	$(19,643,208)

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			June 10, 2008
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(2,422,966)	$(788,461)	$(15,044,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,170	814	11,728
Amortization of debt issuance costs	—	729	126,742
Amortization of bond premium	64,935	—	115,716
Re-measurement of fair value of stock warrants liability	20,600	(14,850)	55,620
Non-cash consideration for rent	—	—	15,624
Stock based compensation	169,112	26,793	1,095,071
Increase (decrease) in cash arising from changes in assets and liabilities:
Related party receivable	(5,146)	9,571	(30,092)
Stock subscription receivable	—	(35,000)	—
Other receivables	—	(13,009)	—
Prepaid expenses and other current assets	203,756	(106,798)	(862,882)
Restricted cash	—	(1)	(1,252)
Deposits	—	—	(9,320)
Accounts payable	(273,518)	356,144	378,399
Accrued expenses and other payables	(124,579)	41,107	378,471
Accrued interest	(25,364)	18,878	51,269
Net Cash Used by Operating Activities	(2,391,000)	(504,083)	(13,719,279)

Cash Flows from Investing Activities
Proceeds from maturities of short term investments	482,687	—	482,687
Purchases of short term investments	—	—	(17,347,946)
Purchase of property and equipment	(5,155)	—	(68,466)
Net Cash Provided by (Used in) Investing Activities	477,532	—	(16,933,725)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts	—	—	25,110,000
Borrowings on notes payable	—	200,000	1,150,000
Borrowings on line of credit	—	—	273,427
Payments on notes payable	—	—	(1,150,000)
Payments on line of credit	—	—	(273,427)
Issuance of convertible notes payable, net of issuance costs	—	268,007	2,781,636
Payments on convertible notes payable	—	—	(197,099)
Issuance of common stock	—	—	12,330
Proceeds from the exercise of stock options	36,727	—	90,771
Issuance of series A preferred stock	—	—	1,487,589
Issuance of series B-1 preferred stock	—	5,050,090	5,050,090
Stock issuance costs	—	(129,321)	(992,062)
Net Cash Provided by Financing Activities	36,727	5,388,776	33,343,255

Net (Decrease) Increase in Cash and Cash Equivalents	(1,876,741)	4,884,693	2,690,251

Cash and Cash Equivalents – Beginning of Period	4,566,992	5,030	—

Cash and Cash Equivalents – End of Period	$2,690,251	4,889,723	$2,690,251

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

			June 10, 2008
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014

Supplemental Disclosure for Cash Flow Information
Interest paid	$—	$5,593	$135,606

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial conversion charge	$—	$—	$2,300,000

Issuance of preferred stock warrants and debt issuance costs	$—	$—	$87,570

Notes payable converted to Series A preferred stock	$—	$—	$2,674,980

Conversion of convertible notes payable into accounts payable	$—	$—	$197,099

Cancellation of common stock	$—	$—	$65

Non-cash consideration for rent	$—	$—	$15,624

Non-cash conversion of preferred stock into common stock	$—	$—	$386

Preferred stock dividend	$—	$—	$361,668

Cashless exercise of stock warrants	$143,190	$—	$143,190

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

The condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 (the “2013 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”) and Heat Biologics II, Inc (“Heat II”), Heat Biologics III, Inc (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”) and Heat Biologics GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2013 and March 31, 2014, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity (deficit) on its condensed consolidated balance sheets, condensed statement of stockholders equity (deficit), and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the condensed consolidated statements of operations. In June 2012, the Company sold its entire 92.5% interest in Heat II. The operations of Heat II through June 25, 2012, including fiscal year 2012 and inception to date, are presented in the accompanying condensed consolidated statements of operations as a loss from discontinued operations.

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

(Unaudited)

2. Fair Value of Financial Instruments (Continued)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial instruments that are measured at fair value on a recurring basis consist only of the stock warrants liability at March 31, 2014 and December 31, 2013. Prior to exercise, the stock warrant liability was recorded at fair value based on ASC 480-10 and ASC 815-40-15 and the carrying value was remeasured every quarter with the adjustment recognized in earnings. Upon the cashless exercise of these warrants in January and February 2014, the sum of the fair value of the exercised warrants were credited to additional paid in capital and the liability was eliminated.

The change in the fair value of the Level III stock warrants liability is summarized below:

Fair value of stock warrant liability at December 31, 2013	$122,590
Change in fair value during the period	20,600
Cashless exercises during the period	(143,190)

Fair value of stock warrant liability at March 31, 2014	$—

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014
	Identical Assets	Observable Inputs	Unobservable Inputs	Total March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Liabilities measured at fair value
Stock warrants liability	$—	$—	$—	$—

Total Liabilities measured at fair value	$—	$—	$—	$—

	December 31, 2013
	Identical Assets	Observable Inputs	Unobservable Inputs	Total December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Liabilities measured at fair value
Stock warrants liability	$—	$—	$(122,590)	$(122,590)

Total Liabilities measured at fair value	$—	$—	$(122,590)	$(122,590)

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2014 and December 31, 2013, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of March 31, 2014 and December 31, 2013, the Company had no such accruals.

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of March 31, 2014 and December 31, 2013. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the underlying cash invested in these securities is not required for current operations. Investments consist of short-term FDIC insured certificates of deposit, commercial paper rated A1/P1 or above and corporate notes and bonds rated A and above carried at amortized cost using the effective interest method.

The following table summarizes information about short term investments at March 31, 2014:

	Amortized Cost	Gross Unrealized (Losses)	Estimated Fair Value
Certificates of deposit, commercial paper, corporate notes and bonds	$16,749,543	$(10,513)	$16,739,030

As of March 31, 2014, the estimated fair value of the investments was less than the amortized cost. Because management has the positive intention and ability to hold the investments until their maturity dates, these unrealized losses were not recorded in the accompanying unaudited condensed consolidated financial statements.

The maturities of held-to-maturity investments at March 31, 2014 were as follows:

	Less than 1 Year	Total
Certificates of deposit, commercial paper, corporate notes and bonds	$16,749,543	$16,749,543

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Compensation and related benefits	$189,673	$356,588
Accrued patent fees	45,000	40,000
Taxes	16,500	—
Professional fees	127,298	106,462
	$378,471	$503,030

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include convertible preferred stock, outstanding stock options, warrants and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table reconciles net loss to net loss applicable to common shareholders:

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,422,966)	$(788,461)
Net loss: Non-controlling interest	(92,369)	(24,605)
Beneficial conversion charge	—	(2,300,000)
Net loss applicable to common stockholders	$(2,330,597)	$(3,063,856)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	6,412,504	1,859,929
Net loss per share applicable to common stockholders—basic and diluted	$(0.36)	$(1.66)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect):

	For the Three Months Ended March 31,
	2014	2013
Preferred stock (on an as converted basis)	—	3,867,047
Preferred stock warrants	—	20,549
Outstanding stock options	599,486	590,047
Unvested restricted stock	—	724
Common stock warrants	17,392	32,610
Underwriters warrants	125,000	—

The preferred stock warrants converted into warrants to purchase common stock upon the completion of the initial public offering in July 2013. In January and February 2014, all 20,549 warrants were exercised in cashless transactions that resulted in the issuance of 8,065 shares of common stock.

The remaining common stock warrants are held by third parties in connection with prior private placements of our equity securities. In February 2014, 15,218 warrants were exercised in cashless transactions that resulted in the issuance of 14,318 shares of common stock.

In connection with our public offering we issued common stock warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise. The warrants have a ten-year life and expire on July 29, 2023.

Reverse Stock Split

In May 2013, the Company's board of directors and stockholders approved a 1-for-2.3 reverse stock split of the Company's common stock. The reverse stock split became effective on May 29, 2013. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the increase in par value to additional paid-in capital.

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stock-Based Compensation

Restricted Stock

As of March 31, 2014, all restricted stock has vested and accordingly all stock-based compensation expense related to vested restricted stock has been recognized.

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	633,482	$3.36
Granted	42,964	$7.90
Exercised	(54,532)	$0.67
Forfeited	(22,428)	$0.60
Outstanding, March 31, 2014	599,486	$4.02

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2014 was $7.90. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the three months ended March 31, 2014:

Dividend yield	0.0%
Expected volatility	110%
Risk-free interest rate	2.21%
Expected lives (years)	6.5

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

The Company recognized $169,112 and $26,793 in stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively for the Company’s stock option awards.

HEAT BIOLOGICS, INC.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stock-Based Compensation (Continued)

The following table summarizes information about stock options outstanding at March 31, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
599,486	7.1	$4.02	379,350	6.0	$1.66	379,350	6.0	$1.66

As of March 31, 2014, the unrecognized stock-based compensation expense related to unvested stock options was $1,777,326 which is expected to be recognized over a weighted average period of approximately 18 months.

8. Financing

Preferred Stock

In March 2013, the Company sold an aggregate of 1,891,419 shares of the Company’s Series B-1 Preferred Stock for gross proceeds of approximately $5.0 million in the Series B Preferred Stock private placement. All shares of the Series B Preferred Stock, together with accrued dividends, automatically converted into shares of the Company’s common stock upon the consummation of the Company’s initial public offering on July 29, 2013. In addition, the investors in the Series B-1 Preferred Stock were issued shares of the Company’s common stock having a value based upon the initial public offering price of $361,668 and the Company’s obligation to issue, and the investors, obligation to purchase, Series B-2 Preferred Stock and warrants upon fulfillment of certain conditions specified in the Company’s stock purchase agreement dated as of March 25, 2013 entered into in connection with such private placement (the “Stock Purchase Agreement”) terminated. The issuance of common stock to the Series B-1 Preferred stockholders totaling $361,668 has been accounted for as a preferred stock dividend, and as a result, has been included as an expense attributable to common stockholders in the Company’s condensed consolidated statements of operations.

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

We commenced active operations in the second half of 2008. Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering in which we received gross proceeds of $27 million. As of March 31, 2014, we had a deficit accumulated during the development stage of $14,677,227. We had net losses of $2,422,966 and $788,461 for the three months ended March 31, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash will enable us to fund our current operating plan and capital expenditure requirements for at least 12 months. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The notes to our audited condensed consolidated financial statements, which are included in the Annual Report, contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2014 and 2013

Research and development expense.  Research and development expense for the three months ended March 31, 2014 (2014 Quarter) was $533,628 compared to $440,289 for the three months ended March 31, 2013 (2013 Quarter). The $93,339 increase from the 2013 Quarter to the 2014 Quarter is attributable to an increase of $147,376 in patent and license costs in a continuing effort to maintain and expand our patent portfolio offset by a decrease of $49,790 in pre-manufacturing costs associated with preparing to produce vaccines for use in our clinical trials. The remaining $4,247 change is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2014 Quarter was $846,384 compared to $62,057 for the 2013 Quarter. The $784,327 increase from the 2013 Quarter to the 2014 Quarter is attributable to increases in clinical trial execution costs of $289,196, as well as increased manufacturing and drug handling costs of $221,763 related to the production of vaccines for our clinical trials. Additionally, costs associated with clinical trial strategy and regulatory functions increased by $197,214. Personnel cost, including consultants and travel, increased by $72,062. The remaining $4,092 change is attributable to changes in various other expenses.

General and administrative expense.  General and administrative expense for the 2014 Quarter was $1,014,870 compared to $268,136 for the 2013 Quarter. The $746,734 increase from the 2013 Quarter to the 2014 Quarter is attributable to an increase of $317,300 related to public company expenses which include professional services such as accountants and attorneys. Additionally, personnel costs increased by $269,902 from 2013 Quarter to the 2014 Quarter, of which $162,482 was non-cash, stock based compensation. The remainder of the increase in personnel costs is related to hiring. Insurance costs increased by $116,417 due to the increased risk management requirements of a public company, particularly directors and officers insurance. Travel expense increased by $18,277 from the 2013 Quarter to the 2014 Quarter due to additional employees. Also attributable to the increase were general and administrative costs such as office expenses, fees, and other miscellaneous administrative costs of $23,250 associated with our growth.  The remaining $1,588 change is attributable to changes in various other expenses.

Interest income.  Interest income was $10,975 for the 2014 Quarter as compared to $1 for the 2013 Quarter. The increase is due to the Company’s increased cash balance that has been invested in various short term financial instruments which generated income during 2014.

Interest expense.  Interest expense was zero for the 2014 Quarter compared to $28,342 for the 2013 Quarter due to the repayment in full to Square 1 Bank of the notes payable in August of 2013.

Balance Sheet at March 31, 2014 and December 31, 2013

Prepaid expenses.  Prepaid expenses were $862,882 as of March 31, 2014 compared to $1,066,638 as of December 31, 2013. The decrease of $203,756 was primarily due to a reduction in the amount paid in advance for pre-manufacturing costs, as we moved through the manufacturing process. Additionally, prepaid amounts continued to be amortized to expense on a monthly basis such as directors and officers and other types of insurance, software costs and other fees.

Accounts Payable.  Accounts payable was $378,399 as of March 31, 2014 compared to $651,917 as of December 31, 2013. The decrease of $273,518 was primarily related to a payable that was due to one of our drug manufacturers at December 31, 2013, which was subsequently paid in the first quarter of 2014.

Accrued Expenses. Accrued expenses were $378,471 as of March 31, 2014 compared to $503,050 as of December 31, 2013. The decrease of $124,579 was primarily related to 2013 employee bonuses which were accrued at December 31, 2013 but subsequently paid in February 2014.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. Since our inception in June 2008, we have financed our operations principally through grant awards, private placements and our initial public offering, which we closed in July 2013. The total gross proceeds from the offering and two subsequent over-allotment options was $27 million, before underwriting discounts, commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $24.3 million. We believe that the proceeds we received from our initial public offering will provide us with sufficient working capital for at least 12 months. Thereafter, we expect to require additional funds in the future to continue to conduct our clinical trials. As of March 31, 2014, we had $19,439,794 in cash and cash equivalents and short term investments.

Our cash and cash equivalents are currently held in an interest bearing checking and money market account and short term investment grade securities.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2014 Quarter compared to the 2013 Quarter is due to an increase in clinical and regulatory expenses as we began clinical trials. Additionally, there was an increase in other operational costs primarily associated with increases in headcount and/or consultants in all departments as well as costs associated with being a public company.

Investing activities.  The use of cash in all periods resulted primarily from the purchase of property and equipment as well as the sale and purchase of various short term investments.

Financing activities.  Cash provided by financing activities during the 2014 Quarter was $36,727 from the exercise of stock options.

Funding requirements

We expect our existing cash will enable us to fund our current operating plan and capital expenditure requirements for at least the next 12 months.  We intend to raise funds through the issuance of equity or debt, which may include secured debt in an amount which may be substantial.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed in ITEM 1A. Risk Factors.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the years ended December 31, 2013 and December 31, 2012, we incurred a net loss of ($6,609,864) and ($2,471,147), respectively. For the quarter ended March 31, 2014, we incurred a net loss of ($2,422,966) and we have incurred a deficit accumulated during the development stage of ($14,677,227) through March 31, 2014. We may continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on the market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

As of March 31, 2014, our officers and directors together beneficially own approximately 35% of our outstanding common stock on a fully diluted basis. Mr. Wolf alone through his direct and indirect holdings beneficially owns approximately 20.6% of our outstanding common stock on a fully diluted basis. As a result, Mr. Wolf, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan under which we may grant awards to purchase 869,565 shares of our common stock, of which, 599,486 options were outstanding and 99,906 shares of restricted stock were outstanding as of March 31, 2014. We have also granted 193,500 awards, the issuance of which is subject to shareholder approval of our 2014 Incentive Stock Plan, which plan will allow for the grant of up to 500,000 awards.  In addition, as of March 31, 2014, we have 17,392 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt which excludes 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we: (i) have installed a new accounting system which will allow us to implement appropriate procedures and processes necessary for adequate controls (ii) have implemented month end and period end closing procedures and  review processes for key aspects of our financial reporting process,  (iii) have instituted formal procedures for accounting for options; and (iv) are in the process of designing and implementing controls and procedures to provide reports on deficiencies in internal control to management on a timely basis and involve our board of directors in our internal controls process and more actively participate in guiding management as it relates to internal controls matters. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

Future sales of our common stock by our existing shareholders could cause our stock price to decline.

As of March 31, 2014, we have 6,452,341 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no recent sales of unregistered securities.

Issuances of securities

In January 2014, we issued options exercisable for an aggregate of 24,751 shares of common stock at an exercise price of $8.62 to 4 individuals for services rendered.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

In connection with our initial public offering, we sold 2,700,000 (including the 200,000 over-allotment option shares) shares of our common stock at a price of $10.00 per share. Aggregate gross proceeds from the IPO, were $27 million and net proceeds received after underwriting commissions and offering expenses of $2.7 million were approximately $24.3 million.

As of March 31, 2014, we have used approximately $6.6 million of the net proceeds, in connection with our clinical trials, manufacturing and general and administrative expenses. In February 2014 we paid bonuses to our executive officers and other employees in the amount of $183,125. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act other than as previously reported.

PURCHASE OF EQUITY SECURITIES

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

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

HEAT BIOLOGICS, INC.

Date: May 12, 2014	By:	/s/ JEFFREY A. WOLF
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: May 12, 2014	By:	/s/ MATTHEW E. CZAJKOWSKI
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