Form 10-Q
period 2014-06-30
HEAT BIOLOGICS, INC.
filed 2014-08-13
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

As of August 4, 2014 there were 6,464,088 shares of Common Stock, $0.0002 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,983,377	$4,566,992
Short-term investments	10,864,832	17,297,165
Related party receivable	36,392	24,946
Prepaid expenses and other current assets	668,184	1,066,638
Total Current Assets	17,552,785	22,955,741

Property and Equipment, net	480,919	53,753

Other Assets
Restricted cash	1,252	1,252
Deposits	19,798	9,320
Total Other Assets	21,050	10,572

Total Assets	$18,054,754	$23,020,066

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$720,145	$651,917
Accrued expenses and other payables	320,106	503,050
Accrued interest	—	25,364
Total Current Liabilities	1,040,251	1,180,331

Long Term Liabilities
Stock warrants liability	—	122,590
Total Liabilities	1,040,251	1,302,921

Stockholders' Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 6,464,088 and 6,375,426 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	975	961
Additional paid in capital	35,016,258	34,337,591
Accumulated deficit	(17,524,143)	(12,346,630)
Total Stockholders' Equity– Less Non-Controlling Interest	17,493,090	21,991,922
Non-Controlling Interest	(478,587)	(274,777)
Total Stockholders' Equity	17,014,503	21,717,145

Total Liabilities and Stockholders' Equity	$18,054,754	$23,020,066

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended, June 30		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	849,359	688,979	1,382,987	1,129,268
Clinical and regulatory	1,113,186	454,934	1,959,570	516,991
General and administrative	1,014,888	438,180	2,029,758	706,316
Total operating expenses	2,977,433	1,582,093	5,372,315	2,352,575

Loss from operations	(2,977,433)	(1,582,093)	(5,372,315)	(2,352,575)

Interest income	6,546	1	17,521	2
Other income (expense)	12,530	(60,324)	(26,529)	(49,962)
Interest expense	—	(31,799)	—	(60,141)
Total non-operating income (expenses)	19,076	(92,122)	(9,008)	(110,101)

Net loss	(2,958,357)	(1,674,215)	(5,381,323)	(2,462,676)
Net loss - non-controlling interest	(111,442)	(53,441)	(203,810)	(78,046)
Beneficial conversion charge	—	—	—	(2,300,000)
Net loss attributable to common stockholders	(2,846,915)	(1,620,774)	(5,177,513)	(4,684,630)

Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.92)	$(0.80)	$(2.55)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	6,452,986	1,761,962	6,432,857	1,840,048

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

Condensed Consolidated Statement of Stockholders’ Equity

								Total
	Preferred Stock			Common		Accumulated	Non-Controlling	Stockholders’
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Equity
Balance at December 31, 2013	$—	$—	$—	$961	$34,337,591	$(12,346,630)	$(274,777)	$21,717,145
Exercise of stock options, 55,837 shares	—	—	—	12	37,707	—	—	37,719
Cashless exercise of options, 10,442 shares	—	—	—	—	—	—	—	—
Cashless exercise of warrants, 22,383 shares	—	—	—	2	143,188	—	—	143,190
Stock based compensation	—	—	—	—	497,772	—	—	497,772
Net loss	—	—	—	—	—	(5,177,513)	(203,810)	(5,381,323)
Balance at June 30, 2014	$—	$—	$—	$975	$35,016,258	$(17,524,143)	$(478,587)	$17,014,503

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(5,381,323)	$(2,462,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,068	944
Amortization of debt issuance costs	—	3,640
Amortization of bond premium	106,762	—
Re-measurement of fair value of stock warrants liability	20,600	100,970
Stock-based compensation	497,772	183,575
Increase (decrease) in cash arising from changes in assets and liabilities:
Related party receivable	(11,446)	(6,875)
Prepaid expenses and other current assets	398,454	(441,940)
Restricted cash	—	(152)
Deposits	(10,478)	—
Accounts payable	68,228	616,466
Accrued expenses and other payables	(182,944)	82,430
Accrued interest	(25,364)	29,746
Net Cash Used in Operating Activities	(4,498,671)	(1,893,872)

Cash Flows from Investing Activities
Proceeds from maturities of short term investments	9,631,543	—
Purchases of short term investments	(3,305,972)	—
Purchase of property and equipment	(448,234)	—
Net Cash Provided by Investing Activities	5,877,337	—

Cash Flows from Financing Activities
Proceeds from the exercise of stock options	37,719	—
Issuance of series B-1 preferred stock	—	5,050,090
Stock issuance costs	—	(145,510)
Net Cash Provided by Financing Activities	37,719	4,904,580

Net Increase in Cash and Cash Equivalents	1,416,385	3,010,708

Cash and Cash Equivalents – Beginning of Period	4,566,992	5,030

Cash and Cash Equivalents – End of Period	$5,983,377	3,015,738

Supplemental Disclosure for Cash Flow Information
Interest paid	$—	$17,445

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial conversion charge	$—	$2,300,000
Conversion of convertible notes payable into accounts payable	$—	$197,099
Cashless exercise of stock warrants	$143,190	$—

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 (the “2013 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2013 and June 30, 2014, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its condensed consolidated balance sheets, condensed statement of stockholders equity, and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the condensed consolidated statements of operations.

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

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Fair Value of Financial Instruments (Continued)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial instruments that are measured at fair value on a recurring basis consist only of the stock warrants liability at June 30, 2014 and December 31, 2013. Prior to exercise, the stock warrant liability was recorded at fair value and the carrying value was remeasured every quarter with the adjustment recognized in earnings. Upon the cashless exercise of these warrants in January and February 2014, the sum of the fair value of the exercised warrants were credited to additional paid in capital and the liability was eliminated.

The change in the fair value of the Level III stock warrants liability is summarized below:

Fair value of stock warrant liability at December 31, 2013	$122,590
Change in fair value during the period	20,600
Cashless exercises during the period	(143,190)

Fair value of stock warrant liability at June 30, 2014	$—

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2014.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
	Identical Assets	Observable Inputs	Unobservable Inputs	Total December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Liabilities measured at fair value
Stock warrants liability	$—	$—	$(122,590)	$(122,590)

Total Liabilities measured at fair value	$—	$—	$(122,590)	$(122,590)

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2014 and December 31, 2013, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of June 30, 2014 and December 31, 2013, the Company had no such accruals.

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of June 30, 2014 and December 31, 2013. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the underlying cash invested in these securities is not required for current operations. Investments consist of short-term FDIC insured certificates of deposit, commercial paper rated A1/P1 or above and corporate notes and bonds rated A and above carried at amortized cost using the effective interest method.

The following table summarizes information about short term investments at June 30, 2014:

	Amortized Cost	Gross Unrealized (Losses)	Estimated Fair Value
Certificates of deposit, commercial paper, corporate notes and bonds	$10,864,832	$(2,945)	$10,861,887

As of June 30, 2014, the estimated fair value of the investments was less than the amortized cost. Because management has the positive intention and ability to hold the investments until their maturity dates, these unrealized losses were not recorded in the accompanying unaudited condensed consolidated financial statements.

The maturities of held-to-maturity investments at June 30, 2014 were as follows:

	Less than 1 Year	Total
Certificates of deposit, commercial paper, corporate notes and bonds	$10,864,832	$10,864,832

5.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, over estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Furniture and fixtures	$45,793	$10,780
Computers	15,934	13,175
Lab equipment	447,423	39,357

Total	509,150	63,312
Accumulated depreciation	(28,231)	(9,559)

Property and equipment, net	$480,919	$53,753

Depreciation expense was $18,898 and $130 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $21,068 and $944 for six months ended June 30, 2014 and 2013, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Accrued Expenses and other payables

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accrued compensation and related benefits	$199,176	$356,588
Accrued patent fees	30,000	40,000
Accrued rent	10,262	—
Accrued professional fees	80,668	106,462
	$320,106	$503,050

7. Net Loss Per Share

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

	Three Months Ended, June 30		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,958,357)	$(1,674,215)	$(5,381,323)	$(2,462,676)
Net loss: Non-controlling interest	(111,442)	(53,441)	(203,810)	(78,046)
Beneficial conversion charge	—	—	—	(2,300,000)
Net loss applicable to common stockholders	$(2,846,915)	(1,620,774)	$(5,177,513)	$(4,684,630)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	6,452,986	1,761,962	6,432,857	1,840,048
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.92)	$(0.80)	$(2.55)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Six Months Ended June 30,
	2014	2013
Preferred stock (on an as converted basis)	—	1,682,379
Preferred stock warrants	—	20,549
Outstanding stock options	837,139	644,280
Common stock warrants	17,392	32,610
Underwriters warrants	125,000	—

The preferred stock warrants converted into warrants to purchase common stock upon the completion of the initial public offering in July 2013. In January and February 2014, all 20,549 warrants were exercised in cashless transactions that resulted in the issuance of 8,065 shares of common stock.

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

8. Stock-Based Compensation

2014 Stock Incentive Plan

In June 2014, the shareholders approved the 2014 Stock Option Plan of Heat Biologics, Inc. (the “2014 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards on terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. Persons eligible to participate in the 2014 Plan include employees, directors, and consultants. Stock options granted under the 2014 Plan generally have terms of 10 years and have various vesting schedules. As of June 30, 2014, 250,915 awards had been granted under the 2014 Plan and there were 249,085 shares of common stock available for grant under the plan.

The 2014 Plan supplements the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) under which the Company is authorized to grant 869,565 awards in the form of options, restricted stock, restricted stock units and other stock based awards. As of June 30, 2014, 951,176 awards had been granted under the 2009 Plan and there were 12,108 shares of common stock available for grant under the plan.

Restricted Stock

As of June 30, 2014, all restricted stock has vested and accordingly all stock-based compensation expense related to vested restricted stock has been recognized.

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	633,482	$3.36
Granted	293,879	$6.43
Exercised	(67,794)	$0.69
Forfeited	(22,428)	$0.93
Outstanding, June 30, 2014	837,139	$4.72

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2014 was $4.09. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the six months ended June 30, 2014:

Dividend yield	0.0%
Expected volatility	109%
Risk-free interest rate	2.23%
Expected lives (years)	5.9

The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. The Company used an average historical stock price volatility based on an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms, as the Company did not have sufficient trading history for its common stock. Expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to value stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Expected dividend yield was considered to be 0% in the option pricing formula since the Company has not paid any dividends and has no plans to do so in the future. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by ASC 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized stock-based compensation expense of $328,660 and $156,782 for the three months ended June 30, 2014 and 2013, respectively and $497,772 and $183,575 for the six months ended June 30, 2014 and 2013, respectively for the Company’s stock option awards.

The following table summarizes information about stock options outstanding at June 30, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
837,139	7.8	$4.72	404,672	6.0	$2.03	404,672	6.0	$2.03

As of June 30, 2014, the unrecognized stock-based compensation expense related to unvested stock options was $2,693,074 which is expected to be recognized over a weighted average period of approximately 17 months.

9. Financing

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

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Initial Public Offering

On July 29, 2013, the Company sold 2,500,000 shares of common stock at a public offering price of $10.00 per share upon the closing of the Company’s initial public offering (“IPO”) with gross proceeds of $25 million and net proceeds of $22.4 million. On August 15, 2013, the Company sold an additional 100,000 shares of common stock at a public offering price of $10.00 per share pursuant to the partial exercise of the over-allotment option granted to the underwriters resulting in additional gross proceeds to the Company of $1,000,000 and additional net proceeds of $930,000. On September 6, 2013, the Company sold an additional 100,000 shares of common stock at a public offering price of $10.00 per share pursuant to the partial exercise of the over-allotment option granted to the underwriters resulting in additional gross proceeds to the Company of $1,000,000 and additional net proceeds of $930,000. The total gross proceeds raised from the offering and over-allotment option were $27 million, before underwriting discounts, commissions and other offering expenses payable by the Company. The total net proceeds from the offering were approximately $24.3 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred stock automatically converted into an aggregate of 1,696,683 shares of common stock. In addition, upon the closing of the IPO, the Company issued an additional 36,167 shares of common stock to the Series B Preferred Stockholders as a Preferred Stock dividend. At that time, the Company’s obligation to issue, and the Series B Preferred Stockholders’ obligation to purchase Series B-2 Preferred Stock under the Stock Purchase Agreement terminated.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 (the “2013 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

We commenced active operations in the second half of 2008. Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, manufacturing vaccine for our clinical trials and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering in which we received gross proceeds of $27 million and bank funding commitments. As of June 30, 2014, we had an accumulated deficit of $17,524,143. We had net losses of $2,958,357 and $1,674,215 for the three months ended June 30, 2014 and 2013 respectively, and net losses of $5,381,323 and $2,462,676 for the six months ended June 30, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash will enable us to fund our current operating plan and capital expenditure requirements for at least 12 months. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The notes to our audited condensed consolidated financial statements, which are included in the 2013 Annual Report, contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Revenue recognition;

•

Stock-based compensation;

•

Stock warrants liability; and

•

Beneficial conversion feature.

In July 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. Current U.S. GAAP requires a development stage entity to present the same basic financial statements and apply the same recognition and measurement rules as established companies. In addition, U.S. GAAP requires a development stage entity to present inception-to-date information about income statement line items, cash flows, and equity transactions. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not yet been issued or made available for issuance. The Company has elected to adopt the guidance as of June 30, 2014.  The adoption did not impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2014 and 2013

Research and development expense.  Research and development expense for the three months ended June 30, 2014 (“2014 Quarter”) was $849,359 compared to $688,979 for the three months ended June 30, 2013 (“2013 Quarter”). The $160,380 increase from the 2013 Quarter to the 2014 Quarter is primarily attributable to an increase in compensation expense for Company research and development staff of $108,229, of which $38,820 was non-cash, stock-based compensation. Additionally, the Company spent $70,758 more on patent and license costs in the 2014 Quarter compared to the 2013 Quarter.  The Company incurred $99,628 in research and development expenses in the 2014 Quarter establishing the lab facility in Durham, North Carolina. Travel expense for research and development staff was $9,289 higher in the 2014 Quarter than the 2013 Quarter. These increases are offset by a decrease of $168,183 in pre-manufacturing costs as the Company begins manufacturing clinical trial batches. The remaining $40,659 change is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2014 Quarter was $1,113,186 compared to $454,934 for the 2013 Quarter. The $658,252 increase from the 2013 Quarter to the 2014 Quarter is attributable to increases in clinical trial execution costs of $586,426, as well as increased manufacturing and drug handling costs of $110,540 related to the production of vaccines for our clinical trials. Personnel cost, including travel, increased by $113,542 of which $36,113 was non-cash stock-based compensation. These increases are offset by a decrease of $144,916 in consulting costs as the Company used employees rather than external consultants. The remaining $7,340 decrease is attributable to changes in various other expenses.

General and administrative expense.  General and administrative expense for the 2014 Quarter was $1,014,888 compared to $438,180 for the 2013 Quarter. The $576,708 increase from the 2013 Quarter to the 2014 Quarter is attributable to an increase of $188,301 related to public company expenses which include professional services such as accountants and attorneys. Additionally, personnel costs increased by $208,008 from the 2013 Quarter to the 2014 Quarter, of which $110,171 was non-cash, stock-based compensation. The remainder of the increase in personnel costs is related to hiring. Insurance costs increased by $91,444 due to the increased risk management requirements of a public company, particularly directors and officers insurance. Additionally, travel and facilities costs increased by $22,606 and $10,940, respectively, from the 2013 Quarter to the 2014 Quarter. The remaining $55,409 change is attributable to general and administrative costs such as office expenses, fees, and other miscellaneous administrative costs.

Interest income.  Interest income was $6,546 for the 2014 Quarter as compared to $1 for the 2013 Quarter. The increase is due to the Company’s increased cash balance that has been invested in various short-term financial instruments that generated interest income during 2014.

Interest expense.  Interest expense was zero for the 2014 Quarter compared to $31,799 for the 2013 Quarter due to the repayment in full to Square 1 Bank of the notes payable in August of 2013.

Comparison of the Six Months ended June 30, 2014 and 2013

Research and development expense.  Research and development expense for the six months ended June 30, 2014 (2014 Period) was $1,382,987 compared to $1,129,268 for the six months ended June 30, 2013 (2013 Period). The $253,719 increase from the 2013 Period to the 2014 Period is attributable to an increase of $216,857 in patent and license costs in a continuing effort to maintain and expand our patent portfolio offset by a decrease of $252,887 in pre-manufacturing costs associated with preparing to produce vaccines for use in our clinical trials. The Company incurred additional compensation expense for Company research and development staff of $169,693 in the 2014 Period as compared to the 2013 Period, of which $8,840 was non-cash stock-based compensation.  The Company incurred $103,665 in research and development expenses in the 2014 Period establishing the lab facility in Durham, North Carolina. The remaining $16,391 change is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2014 Period was $1,959,570 compared to $516,991 for the 2013 Period. The $1,442,579 increase from the 2013 Period to the 2014 Period is attributable to increases in clinical trial execution costs of $1,406,584, including increased manufacturing and drug handling costs related to the production of vaccines for our clinical trials. Personnel cost increased by $124,856 of which $69,230 was non-cash stock-based compensation. These increases were offset by a decrease in the use of outside consultants of $140,182. The remaining $51,321 change is attributable to increases in travel, recruiting and allocated expenses.

General and administrative expense.  General and administrative expense for the 2014 Period was $2,029,758 compared to $706,316 for the 2013 Period. The $1,323,442 increase from the 2013 Period to the 2014 Period is attributable to an increase of $521,168 related to public company expenses which include professional services such as accountants and attorneys. Additionally, personnel costs increased by $473,521 from the 2013 Period to the 2014 Period, of which $272,654 was non-cash, stock-based compensation. The remainder of the increase in personnel costs is related to hiring. Insurance costs increased by $221,971 due to the increased risk management requirements of a public company, primarily directors and officers insurance. The remaining $106,782 change is attributable to costs such as office expenses, fees, and other miscellaneous administrative costs.

Interest income.  Interest income was $17,521 for the 2014 Period as compared to $2 for the 2013 Period. The increase is due to the Company’s increased cash balance that has been invested in various short-term financial instruments that generated interest income during 2014.

Interest expense.  Interest expense was zero for the 2014 Period compared to $60,141 for the 2013 Period due to the repayment in full to Square 1 Bank of the notes payable in August of 2013.

Balance Sheet at June 30, 2014 and December 31, 2013

Prepaid expenses.  Prepaid expenses were $668,184 as of June 30, 2014 compared to $1,066,638 as of December 31, 2013. The decrease of $398,454 was primarily due to a reduction in the amount paid in advance for clinical trial related costs. Additionally, prepaid amounts continued to be amortized to expense on a monthly basis such as directors and officers and other types of insurance, software costs and other fees.

Accounts Payable.  Accounts payable was $720,145 as of June 30, 2014 compared to $651,917 as of December 31, 2013. The increase of $68,228 was primarily related to several clinical trial related payables that were due at June 30, 2014 but not outstanding at December 31, 2013.

Accrued Expenses. Accrued expenses were $320,106 as of June 30, 2014 compared to $503,050 as of December 31, 2013. The decrease of $182,944 was primarily related to 2013 employee bonuses that were accrued at December 31, 2013 but subsequently paid in February 2014.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. Since our inception in June 2008, we have financed our operations principally through grant awards, private placements and our initial public offering, which we closed in July 2013 and bank commitments. The total gross proceeds from the offering and two subsequent over-allotment options was $27 million, before underwriting discounts, commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $24.3 million. We believe that the proceeds we received from our initial public offering will provide us with sufficient working capital for at least 12 months. Thereafter, we expect to require additional funds in the future to continue to conduct our clinical trials. As of June 30, 2014, we had $16,848,209 in cash and cash equivalents and short-term investments.

Our cash and cash equivalents are currently held in an interest bearing checking and money market account and short-term investment grade securities.

Cash flows

Operating activities.  Cash used by operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2014 Period compared to the 2013 Period is due to an increase in clinical and regulatory expenses as we began clinical trials. Additionally, there was an increase in other operational costs primarily associated with increases in headcount as well as costs associated with being a public company.

Investing activities.  Cash provided by investing activities in all periods resulted primarily from the purchase of property and equipment as well as the sale and purchase of various short term investments.

Financing activities.  Cash provided by financing activities during the 2014 Period was $37,719 from the exercise of stock options.

Funding requirements

We expect our existing cash and short-term investments will enable us to fund our current operating plan and capital expenditure requirements for at least the next 12 months. We intend to raise funds through the issuance of equity or debt, which may include secured debt in an amount that may be substantial.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed in ITEM 1A. Risk Factors.

Changes in Internal Control over Financial Reporting

We continue to make progress towards remediating the material weaknesses in our internal control over financial reporting. The actions taken include, amongst others, (i) installing a new accounting system which allows us to implement appropriate procedures and processes necessary for adequate controls (ii) implementing month end and period end closing procedures and review processes for key aspects of our financial reporting process, (iii) designing, documenting and implementing policies and procedures; and (iv) instituting formal procedures for accounting for options.

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the years ended December 31, 2013 and December 31, 2012, we incurred a net loss of ($6,609,864) and ($2,471,147), respectively. For the six months ended June 30, 2014, we incurred a net loss of ($5,381,323) and we have an accumulated deficit of ($17,524,143) through June 30, 2014. We may continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on the market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

If we change manufacturers at any point during the development process or after approval we will be required to demonstrate comparability between the products made by the old and new manufacturers. If we are unable to do so, we may need to conduct additional clinical trials with product manufactured by the new manufacturer. For example, the manufacturer of the clinical trial material we intend to use for any future Phase 3 trials of HS-110 and of our commercial product, if approved, is a different manufacturer from the manufacturer of the inventor’s completed Phase 1 trial of HS-110 and the early portion of our planned initial Phase 2 trial of HS-110. Accordingly, it may be necessary to evaluate the comparability of the HS-110 produced by the two different manufacturers during the third stage of our planned Phase 2 trial of HS-110.

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

As of June 30, 2014, our officers and directors together beneficially own approximately 34% of our outstanding common stock on a fully diluted basis. Mr. Wolf alone through his direct and indirect holdings beneficially owns approximately 20.6% of our outstanding common stock on a fully diluted basis. As a result, Mr. Wolf, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan. In 2014, we adopted a 2014 Stock Option and Restricted Stock Plan. Combined, under the two plans, we may grant awards to purchase 1,369,565 shares of our common stock, of which, 837,139 options were outstanding and 99,906 shares of restricted stock were outstanding as of June 30, 2014. In addition, as of June 30, 2014, we have 17,392 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt which excludes 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Third Amended and Restated Certificate of Incorporation authorizes the issuance of 50,000,000 shares of our common stock and 8,212,500 shares of Preferred Stock. In certain circumstances, the common stock and preferred stock, as well as the awards available for issuance under the 2009 and 2014 Stock Option and Restricted Stock Plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of our securities. In addition, the issuance of Preferred Stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

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

As of June 30, 2014, we have 6,464,088 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

As of June 30, 2014, we have used approximately $9.1 million of the net proceeds, in connection with our clinical trials, manufacturing and general and administrative expenses. In February 2014 we paid bonuses to our executive officers and other employees in the amount of $183,125. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act other than as previously reported.

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

HEAT BIOLOGICS, INC.

Date: August 13, 2014	By:	/s/ JEFFREY A. WOLF
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2014	By:	/s/ MATTHEW E. CZAJKOWSKI
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