Form 10-K/A
period 2013-12-31
HEAT BIOLOGICS, INC.
filed 2014-10-10
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35994

HEAT BIOLOGICS, INC.

(Name of small business issuer in its charter)

Delaware	26-2844103
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Europa Drive, Suite 420
Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.0002 par value per share	NASDAQ

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

EXPLANATORY NOTE

Heat Biologics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original 10-K”).

This Amendment is being filed for the sole purpose of correcting a typographical error in the signature date on the Report of Independent Registered Public Accounting Firm in Part II, Item 8, which was dated March 31, 2013 instead of March 31, 2014. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

4.10	Form of Representative’s Warrant (1)
4.11	Amendment to Stock Warrant with North Carolina Biotechnology Center(1)
10.1	License Agreement (UMJ110) between the University of Miami and Heat Biologics, Inc. effective February 18, 2011 (2)##
10.2	License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008(2)
10.3	License Agreement (143) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 11, 2011(2)
10.4	License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011(2)
10.5	License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (2)
10.6	Promissory Note with North Carolina Biotechnology Center dated December 14, 2011(2)
10.7	Loan Agreement with North Carolina Biotechnology Center dated December 14, 2011(2)

10.8	Common Stock Subscription Agreement between the University of Miami and Heat Biologics I, Inc. dated July 7, 2009(2)
10.9	Employment Agreement with Jeffrey Wolf dated December 18, 2009(2)##
10.10	Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011(2)##
10.11	Lease with Europa Center dated as of November 18, 2011(2)
10.12	Non-Exclusive Evaluation and Biological Material License Agreement with American Type Culture Collection effective April 12, 2011(2) ##
10.13	Manufacturing Services Agreement with Lonza Walkersville, Inc. dated as of October 20, 2011(2)
10.14	Assignment and Assumption Agreement dated June 26, 2009(2)
10.15	Termination Agreement UM97-114 dated June 26, 2009(2)
10.16	Loan and Security Agreement with Square 1 Bank dated August 7, 2012(2)
10.17	Employment Agreement with Jennifer Harris dated November 3, 2011 and amendment thereto dated May 1, 2013(1)##
10.18	Amendment to License Agreement (UM97-14) dated April 29, 2009(2)
10.19	First Amendment to Loan and Security Agreement with Square 1 Bank dated November 30, 2012(2)
10.20	Second Amendment to License Agreement (UMSS-114) dated August 11, 2009(2)
10.21	Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011(2)
10.22	1st Lease Modification Agreement dated December 19, 2012(2)
10.23	Form of Co Sale and First Refusal Agreement by and among Heat Biologics, Inc. and the Series B investors(2)
10.24	Form of Voting Agreement by and among Heat Biologics, Inc. and the Series B investors(2)
10.25	Form of Investor’s Rights Agreement by and among Heat Biologics, Inc. and the Series B investors(2)
10.26	Second Amendment to Loan and Security Agreement with Square 1 Bank dated January 14, 2013(2)
10.27	Third Amendment to Loan and Security Agreement with Square 1 Bank dated February 28, 2013(2)
10.28	Fourth Amendment to Loan and Security Agreement with Square 1 Bank dated March 19, 2013(2)
10.29	Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013(2)
10.30	Fifth Amendment to the Loan and Security Agreement with Square 1 Bank dated April 18, 2013(2)
10.31	Employment Agreement with Matthew Czajkowski dated May 15, 2013(1)##
10.32	Form of Lock-up Agreement(1)
10.33	Form of Agreement with Series B Preferred Stockholders to amend Stock Purchase Agreement(1)
10.34	Employment Agreement, dated as of October 1, 2013, by and between Melissa Price and the Company(2)##
10.34	Employment Agreement, dated as of December 16, 2013, by and between Anil K. Goyal and the Company(4)##
10.35	Amendment to Employment Agreement, dated as of January20 , 2014 between the Company and Jeffrey Wolf(5)##
10.36	Amendment to Employment Agreement, dated as of January20, 2014 between the Company and Melissa Price(5)##
10.37	Amendment to Employment Agreement, dated as of January20, 2014 between the Company and Matthew Czajkowski(5)##
10.38	Employment Agreement, dated as of March 3, 2014 between the Company and Taylor Schreiber (6)##
10.39	Lease Agreement dated January 24, 2014 ǂ
10.40	License Agreement (UMK-161) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective March 4, 2014 ǂ ***
21.1	List of Subsidiaries ǂ
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP) *
31.1	Certification of Jeffrey Wolf, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Matthew Czajkowski, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Jeffrey Wolf, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Matthew Czajkowski, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

ǂ

Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

HEAT BIOLOGICS, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 10, 2014

By:	/s/ Matthew Czajkowski
Matthew Czajkowski
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 10, 2014

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

March 31, 2014

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