Form 10-Q
period 2014-09-30
HEAT BIOLOGICS, INC.
filed 2014-11-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

As of November 4, 2014 there were 6,481,752 shares of Common Stock, $0.0002 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,281,984	$4,566,992
Short-term investments	12,115,118	17,297,165
Related party receivable	43,392	24,946
Prepaid expenses and other current assets	648,363	1,066,638
Total Current Assets	16,088,857	22,955,741

Property and Equipment, net	464,348	53,753

Other Assets
Restricted cash	101,252	1,252
Deferred financing costs	62,405	—
Deposits	19,798	9,320
Total Other Assets	183,455	10,572

Total Assets	$16,736,660	$23,020,066

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$680,478	$651,917
Accrued expenses and other payables	446,162	503,050
Accrued interest	—	25,364
Current portion of long term debt	130,041	—
Total Current Liabilities	1,256,681	1,180,331

Long Term Liabilities
Long-term debt, net	1,058,475	—
Stock warrants liability	—	122,590
Total Liabilities	2,315,156	1,302,921

Stockholders' Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 6,481,752 and 6,375,426 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	979	961
Additional paid in capital	35,550,524	34,337,591
Accumulated deficit	(20,524,547)	(12,346,630)
Total Stockholders' Equity– Less Non-Controlling Interest	15,026,956	21,991,922
Non-Controlling Interest	(605,452)	(274,777)
Total Stockholders' Equity	14,421,504	21,717,145

Total Liabilities and Stockholders' Equity	$16,736,660	$23,020,066

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended, September 30		Nine months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$1,025,442	$992,360	$2,425,404	$2,121,628
Clinical and regulatory	1,258,566	230,924	3,218,137	747,915
General and administrative	832,101	737,540	2,844,883	1,443,856
Total operating expenses	3,116,109	1,960,824	8,488,424	4,313,399

Loss from operations	(3,116,109)	(1,960,824)	(8,488,424)	(4,313,399)

Interest income	9,740	500	27,261	502
Other expense	(12,762)	(28,229)	(39,291)	(78,191)
Interest expense	(8,138)	(40,639)	(8,138)	(100,780)
Total non-operating expense	(11,160)	(68,368)	(20,168)	(178,469)

Net loss	(3,127,269)	(2,029,192)	(8,508,592)	(4,491,868)
Net loss - non-controlling interest	(126,865)	(61,750)	(330,675)	(139,796)
Beneficial conversion charge	—	—	—	(2,300,000)
Preferred stock dividend	—	(361,668)	—	(361,668)
Net loss attributable to common stockholders	$(3,000,404)	$(2,329,110)	$(8,177,917)	$(7,013,740)

Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.48)	$(1.27)	$(2.45)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	6,469,272	4,835,582	6,445,129	2,863,310

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

								Total
	Preferred Stock			Common		Accumulated	Non-Controlling	Stockholders’
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Equity
Balance at December 31, 2013	$—	$—	$—	$961	$34,337,591	$(12,346,630)	$(274,777)	$21,717,145
Exercise of stock options, 55,837 shares	—	—	—	12	37,707	—	—	37,719
Cashless exercise of options, 10,442 shares	—	—	—	—	—	—	—	—
Cashless exercise of warrants, 40,047 shares	—	—	—	6	452,868	—	—	452,874
Stock based compensation	—	—	—	—	722,358	—	—	722,358
Net loss	—	—	—	—	—	(8,177,917)	(330,675)	(8,508,592)
Balance at September 30, 2014	$—	$—	$—	$979	$35,550,524	$(20,524,547)	$(605,452)	$14,421,504

See Notes to Condensed Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(8,508,592)	$(4,491,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,850	2,877
Amortization of debt issuance costs	13,848	28,229
Amortization of bond premium	137,897	—
Re-measurement of fair value of stock warrants liability	7,263	122,202
Stock-based compensation	722,358	377,388
(Decrease) increase in cash arising from changes in assets and liabilities:
Related party receivable	(18,446)	(10,813)
Prepaid expenses and other current assets	418,275	(742,029)
Restricted cash	(100,000)	24,672
Deposits	(10,478)	—
Accounts payable	28,561	(112,943)
Accrued expenses and other payables	(56,888)	28,071
Accrued interest	(25,364)	8,387
Net Cash Used in Operating Activities	(7,349,716)	(4,765,827)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	13,827,773	—
Purchases of short-term investments	(8,783,623)	—
Purchase of property and equipment	(452,444)	(5,194)
Net Cash Provided by (Used in) Investing Activities	4,591,706	(5,194)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriters discounts	—	25,110,000
Proceeds from long term debt	1,435,283	—
Payments on notes payable	—	(725,000)
Payments on convertible notes payable	—	(197,099)
Issuance of common stock	—	47,957
Proceeds from the exercise of stock options	37,719	540
Issuance of series B-1 preferred stock	—	5,050,090
Stock issuance costs	—	(942,052)
Net Cash Provided by Financing Activities	1,473,002	28,344,436

Net (Decrease) Increase in Cash and Cash Equivalents	(1,285,008)	23,573,415

Cash and Cash Equivalents – Beginning of Period	4,566,992	5,030

Cash and Cash Equivalents – End of Period	$3,281,984	$23,578,445

Supplemental Disclosure for Cash Flow Information
Interest paid	$8,138	$51,575

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial conversion charge	$—	$2,300,000
Conversion of convertible notes payable into accounts payable	$—	$197,099
Preferred stock dividend	$—	$361,668
Non-cash conversion of preferred stock into common stock	$—	$386
Cashless exercise of stock warrants	$452,874	$—

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 (the “2013 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2013 and September 30, 2014, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its condensed consolidated balance sheets, condensed statement of stockholders equity, and reports non-controlling interest net loss under the heading “Net loss – non-controlling interest” in the condensed consolidated statements of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect this ASU to have an impact on its consolidated financial statements.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial instruments that are measured at fair value on a recurring basis consist only of the stock warrants liability at September 30, 2014 and December 31, 2013.

In 2012 and 2013, the Company issued warrants exercisable for a total of 20,549 shares of common stock. The freestanding warrants for the Company’s common stock were recognized as a liability and recorded at fair value in all periods prior to exercise. Upon the cashless exercise of these warrants in January and February 2014, the sum of the fair value of the exercised warrants were credited to additional paid in capital and the liability was eliminated.

In connection with the Square 1 Bank Loan (“Loan”), in August 2014, the Company issued Square 1 Bank a warrant, exercisable for 52,695 shares of the Company’s common stock at an exercise price of $4.27. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for the Company’s common stock was recognized as a liability and recorded at fair value in all periods prior to exercise. The warrant liability was re-measured to fair value prior to reclassification to additional paid in capital upon its exercise.  The initial fair value of the warrant of $323,021 was recorded as a liability and a discount to notes payable and is being amortized to interest expense over the term of the note. In September 2014, the warrants were exercised via a cashless exercise into 17,664 shares of the Company’s common stock.

The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0.0%
Expected volatility	100%
Risk-free interest rate	2.23%
Expected lives (years)	10

The change in the fair value of the Level III stock warrants is summarized below:

Fair value of stock warrant liability at December 31, 2013	$122,590
Fair value of stock warrant liability at issuance	323,021
Change in fair value during the period	7,263
Cashless exercises during the period	(452,874)

Fair value of stock warrant liability at September 30, 2014	$—

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2014.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2014 and December 31, 2013, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of September 30, 2014 and December 31, 2013, the Company had no such accruals.

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of September 30, 2014 and December 31, 2013. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the underlying cash invested in these securities is not required for current operations. Investments consist of short-term FDIC insured certificates of deposit, commercial paper rated A1/P1 or above and corporate notes and bonds rated A and above carried at amortized cost using the effective interest method.

The following table summarizes information about short term investments at September 30, 2014:

	Amortized Cost	Gross Unrealized (Losses)	Estimated Fair Value
Certificates of deposit, commercial paper, corporate notes and bonds	$12,115,118	$(3,704)	$12,111,414

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Investments (Continued)

As of September 30, 2014, the estimated fair value of the investments was less than the amortized cost. Because management has the positive intention and ability to hold the investments until their maturity dates, these unrealized losses were not recorded in the accompanying unaudited condensed consolidated financial statements.

The maturities of held-to-maturity investments at September 30, 2014 were as follows:

	Less than 1 Year	Total
Certificates of deposit, commercial paper, corporate notes and bonds	$12,115,118	$12,115,118

5. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, over estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013

Furniture and fixtures	$47,682	$10,780
Computers	20,652	13,175
Lab equipment	447,423	39,357

Total	515,757	63,312
Accumulated depreciation	(51,409)	(9,559)

Property and equipment, net	$464,348	$53,753

Depreciation expense was $22,952 and $1,229 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $41,850 and $2,877 for nine months ended September 30, 2014 and 2013, respectively.

6. Accrued Expenses and other payables

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accrued compensation and related benefits	$190,987	$356,588
Accrued patent fees	35,000	40,000
Accrued rent	41,050	—
Accrued professional fees	179,125	106,462
	$446,162	$503,050

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended, September 30		Nine months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,127,269)	$(2,029,192)	$(8,508,592)	$(4,491,868)
Net loss: Non-controlling interest	(126,865)	(61,750)	(330,675)	(139,796)
Beneficial conversion charge	—	—	—	(2,300,000)
Preferred Stock Dividend	—	(361,668)	—	(361,668)
Net loss applicable to common stockholders	$(3,000,404)	$(2,329,110)	$(8,177,917)	$(7,013,740)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	6,469,272	4,835,582	6,445,129	2,863,310
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.48)	$(1.27)	$(2.45)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Nine months Ended September 30,
	2014	2013
Outstanding stock options	836,961	575,762
Common stock warrants	17,392	53,159
Underwriters warrants	125,000	—

The preferred stock warrants converted into warrants to purchase common stock upon the completion of the initial public offering in July 2013. In January and February 2014, warrants exercisable for 20,549 shares were exercised in cashless transactions that resulted in the issuance of 8,065 shares of common stock.

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

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Net Loss Per Share (Continued)

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

8. Stock-Based Compensation

2014 Stock Incentive Plan

In June 2014, the shareholders approved the 2014 Stock Option Plan of Heat Biologics, Inc. (the “2014 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards on terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. Persons eligible to participate in the 2014 Plan include employees, directors, and consultants. Stock options granted under the 2014 Plan generally have terms of 10 years and have various vesting schedules. As of September 30, 2014, 263,415 awards had been granted under the 2014 Plan, of which 244,249 are outstanding, leaving 255,751 shares of common stock available for grant under the plan.

The 2014 Plan supplements the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) under which the Company is authorized to grant 869,565 awards in the form of options, restricted stock, restricted stock units and other stock based awards. As of September 30, 2014, 960,176 awards had been granted under the 2009 Plan, of which 592,712 are outstanding, leaving 5,620 shares of common stock available for grant under the plan.

As of September 30, 2014, awards for 1,223,591 shares of common stock have been granted under the 2009 and 2014 Plans (“the Plans) and there were 261,371 shares of common stock remaining available for grant under the Plans.

Restricted Stock

As of September 30, 2014, all restricted stock has vested and accordingly all stock-based compensation expense related to vested restricted stock has been recognized.

Stock Options

The following is a summary of the stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	633,482	$3.36
Granted	315,379	$6.45
Exercised	(67,794)	$0.69
Forfeited	(44,106)	$3.19
Outstanding, September 30, 2014	836,961	$4.75

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2014 was $4.42. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the nine months ended September 30, 2014:

Dividend yield	0.0%
Expected volatility	108.2%
Risk-free interest rate	2.15%
Expected lives (years)	5.9

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stock-Based Compensation (Continued)

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

The Company recognized stock-based compensation expense of $224,586 and $26,793 for the three months ended September 30, 2014 and 2013, respectively and $722,358 and $377,388 for the nine months ended September 30, 2014 and 2013, respectively for the Company’s stock option awards.

The following table summarizes information about stock options outstanding at September 30, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
836,961	7.6	$4.75	440,615	5.9	$2.29	440,615	5.9	$2.29

As of September 30, 2014, the unrecognized stock-based compensation expense related to unvested stock options was $2,964,247, which is expected to be recognized over a weighted average period of approximately 14.6 months.

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

9. Financing (Continued)

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

10. Debt

Square 1 Bank Loan

In August 2014, the Company entered into a secured loan with Square 1 Bank (“Loan”). The Loan provides the Company with a term loan in the aggregate principal amount not to exceed $7,500,000 to be used to supplement working capital.  The Loan is available to the Company in four tranches:  $1,500,000 was made available to the Company on August 22, 2014 (“Tranche 1 Loan”), $1,500,000 became available to the Company upon its enrollment of its first patient in its the Phase 2 clinical trial for HS-110 (“Tranche 2 Loan ”), $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before June 30, 2015 of evidence satisfactory to it of the initiation and continuation of the ImPACT cell line for a third indication (“Tranche 3 Loan”) and $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before October 31, 2015 of evidence satisfactory to it of the full enrollment of our Phase 1/2 clinical trial for HS -410 (“Tranche 4 Loan”). As of September 30, 2014, the Company had drawn down $1,500,000 under the Tranche 1 Loan. On October 27, 2014, the Company met the milestone required to draw down the Tranche 2 Loan but has not yet requested a draw down.

The Loan accrues interest monthly at an interest rate of 3.05% plus prime or 6.30 % per annum whichever is greater. The Tranche 1 Loan is payable as interest-only until June 30, 2015 since the Company has already achieved the Tranche 2 milestone and thereafter interest is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 2 Loan is available prior to December 31, 2014 and is payable as interest-only prior to June 30, 2015 (unless the Company achieves the Tranche 3 milestone at which time the interest only period will be extended until October 31, 2015) and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 3 Loan is available until June 30, 2015 and is payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 4 Loan is available until October 31, 2015 and is payable in monthly installments of principal plus accrued interest until February 22, 2018.  As of September 30, 2014, the Company has made $0 in principal payments and $8,138 in interest payments on the outstanding loan. The agreement with Square 1 Bank sets forth various affirmative and negative covenants. The failure of the Company to comply with the covenants constitutes a default under the Loan. The covenants include the Company having at least two ongoing clinical trials at all times, the attainment of the funding conditions set forth in the agreement and covenants regarding financial reporting, limits on the Company’s cash burn, incurrence of indebtedness, permitted investments, encumbrances, distributions, investments and mergers and acquisitions. The Loan is also secured by a security interest in all of the Company’s personal property, excluding its intellectual property.

HEAT BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Debt (Continued)

In connection with the Loan, in August 2014, the Company issued Square 1 Bank a warrant, exercisable for 52,695 shares of the Company’s common stock at an exercise price of $4.27. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for the Company’s common stock was recognized as a liability and recorded at fair value in all periods prior to exercise. The warrant liability was re-measured to fair value prior to reclassification to additional paid in capital upon its exercise.  The initial fair value of the warrant of $323,021 was recorded as a liability and a discount to notes payable and is being amortized to interest expense over the term of the Loan. In September 2014, the warrants were exercised via a cashless exercise into 17,664 shares of the Company’s common stock. The fair value of the warrants is shown as a debt discount and is netted against the outstanding loan balance in the condensed consolidated balance sheets.

11. Subsequent Events

On October 24, 2014, the Company’s shelf registration statement on Form S-3, that was filed on October 10, 2014 with the Securities and Exchange Commission (the “SEC”), was declared effective by the SEC. The registration statement contains two prospectuses (i) a base prospectus which covers the offer, issuance and sale of up to a maximum aggregate offering price of $50 million of the Company’s common stock, warrants or units and (ii) a sales agreement prospectus covering the offer, issuance and sale by the Company of up to a maximum aggregate offering price of $10 million of the Company’s common stock that may be issued and sold under a Controlled Equity OfferingSM Sales Agreement (ATM) that the Company entered into with Cantor Fitzgerald & Co. The Company entered into an ATM with Cantor Fitzgerald & Co., pursuant to which the Company may sell shares of its common stock through Cantor Fitzgerald & Co., as sales agent, for aggregate proceeds of up to $10 million. Shares of common stock sold under the ATM are to be sold at market prices prevailing at the time of sale or prices related to such prevailing market prices. The Company will pay compensation to Cantor Fitzgerald & Co. at a fixed commission of 3% of the gross sales price per share. The Company has not sold any shares under the ATM.

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

Our most advanced product candidates are HS-410 and HS-110.

We have initiated dosing in the Phase 2 portion of our Phase 1/2 bladder cancer trial with HS-410. HS-410 is a biologic product which consists of a bladder cancer cell line which has been genetically modified using our ImPACT technology platform to secrete a wide range of bladder cancer antigens bound to a gp96 adjuvant and is designed to activate a T-cell mediated pan-antigen immune response against the patient’s bladder cancer. Our Phase 1/2 trial to examine safety, tolerability, immune response and preliminary clinical activity of HS-410 in patients with high risk, superficial bladder cancer who have completed surgical resection and 3-6 weekly intravesical bacillus Calmette-Guérin (BCG) immunotherapy installations. We anticipate including approximately 12-18 clinical sites with an enrollment period of 18-24 months. Patient recruitment began in December 2013. In September 2014, we completed the required enrollment of the Phase 1 portion of the study to advance to the Phase 2 study and in October 2014 we initiated dosing of our first patient in the Phase 2 study.  We anticipate that dosing will be completed in approximately the third quarter of 2015.

We have commenced a Phase 2 trial in non-small cell lung cancer (NSCLC) patients with our therapeutic vaccine candidate HS-110 (viagenpumatucel-L). The Phase 2 trial will evaluate HS-110 in combination with low dose cyclophosphamide versus chemotherapy alone in third- and fourth-line NSCLC patients. The trial will enroll 123 patients at approximately 20-30 investigative centers over 24 months. Recruitment for the trial began in the third quarter of 2014 and we anticipate completion of dosing by the second quarter of 2016.  We intend to complete an interim analysis for immune response in the first half of 2015 after 14 patients have been treated for nine weeks with HS-110 in combination with low dose cyclophosphamide. HS-110 is a biologic product which consists of a lung cancer cell line that has been genetically modified using our ImPACT technology platform to secrete a wide range of lung cancer associated antigens bound to a gp96 adjuvant and is designed to activate a T-cell mediated pan-antigen immune response against the patient’s cancer.

We commenced active operations in the second half of 2008. Our operations to date have been primarily focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, manufacturing vaccine for our clinical trials and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering in which we received gross proceeds of $27 million and bank funding commitments. In addition, in August 2014, we entered into a secured loan agreement with Square 1 Bank (the “Loan”) that, subject to meeting certain milestones, provides us with a term loan in the aggregate principal amount not to exceed $7,500,000 to be used to supplement working capital.  To date, we have received $1,500,000 under the Loan and have met the second milestone under the Loan for an additional $1,500,000 which we have until December 31, 2014 to request.  As of September 30, 2014, we had an accumulated deficit of $20,524,547. We had net losses of $3,127,269 and $2,029,192 for the three months ended September 30, 2014 and 2013 respectively, and net losses of $8,508,592 and $4,491,868 for the nine months ended September 30, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash and proceeds from the Loan will enable us to fund our current operating plan and capital expenditure requirements for at least 12 months. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The notes to our audited condensed consolidated financial statements, which are included in the 2013 Annual Report, contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Revenue recognition;

•

Stock-based compensation;

•

Stock warrants liability; and

•

Beneficial conversion feature.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect this ASU to have an impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2014 and 2013

Research and development expense.  Research and development expense for the three months ended September 30, 2014 (“2014 Quarter”) was $1,025,442 compared to $992,360 for the three months ended September 30, 2013 (“2013 Quarter”). The $33,082 increase from the 2013 Quarter to the 2014 Quarter is primarily attributable to an increase in compensation expense for our research and development staff of $110,280, of which $25,876 was non-cash, stock-based compensation. We incurred $78,054 in research and development expenses in the 2014 Quarter establishing the lab facility in Durham, North Carolina, as well as $20,372 in depreciation related to the lab. Offsetting these increases were decreases of $6,032 in patent and license costs in the 2014 Quarter compared to the 2013 Quarter as well as decreases of $122,486 in pre-manufacturing costs as we begin manufacturing clinical trial batches. Additionally, consulting costs decreased by $49,516 in the 2014 Quarter as compared to the 2013 Quarter. The remaining $2,410 change is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2014 Quarter was $1,258,566 compared to $230,924 for the 2013 Quarter. The $1,027,642 increase from the 2013 Quarter to the 2014 Quarter is attributable to increases in patient enrollment and clinical trial execution costs of $828,870, as well as increased manufacturing and drug handling costs of $45,355 related to the production of vaccines for our clinical trials. Personnel cost, including travel, increased by $116,416 of which $41,640 was non-cash stock-based compensation. We also incurred $38,965 in the 2014 Quarter related to facilities costs. Additionally, travel expenses increased by $30,309 from the 2013 Quarter to the 2014 Quarter. These increases are offset by a decrease of $33,987 in consulting costs as we used employees rather than external consultants. The remaining $1,714 increase is attributable to changes in various other expenses.

General and administrative expense.  General and administrative expense for the 2014 Quarter was $832,101 compared to $737,540 for the 2013 Quarter. The $94,561 increase from the 2013 Quarter to the 2014 Quarter is attributable to an increase of $169,294 related to public company expenses which include professional services such as accountants, attorneys and insurance due to the increased risk management requirements of a public company. Additionally, net personnel costs increased by $22,966 from the 2013 Quarter to the 2014 Quarter, after taking into account a reduction in non-cash, stock-based compensation of $36,140. The increase in personnel costs is related to hiring.  Franchise tax expense also increased by $30,179 from the 2013 Quarter to the 2014 Quarter. Additionally, travel costs increased by $20,338 from the 2013 Quarter to the 2014 Quarter. These increases are offset by a decrease of $39,280 in consulting costs as the Company used employees rather than external consultants. Additionally, facilities costs related to general and administrative expenses decreased by $99,023 in the 2014 Quarter as compared to the 2013 Quarter as these costs were allocated to other departments. The remaining $9,913 change is attributable to general and administrative costs such as office expenses, fees, and other miscellaneous administrative costs.

Interest income.  Interest income was $9,740 for the 2014 Quarter as compared to $500 for the 2013 Quarter. The increase is due to the Company’s increased cash balance that has been invested in various short-term financial instruments that generated interest income during 2014.

Interest expense.  Interest expense was $8,138 for the 2014 Quarter compared to $40,639 for the 2013 Quarter. In the 2013 Quarter, the Company had outstanding debt accruing interest for the majority of the quarter, while in the 2014 Quarter the Company only had outstanding debt from the end of August through the end of the quarter.

Comparison of the Nine months ended September 30, 2014 and 2013

Research and development expense.  Research and development expense for the nine months ended September 30, 2014 (“2014 Period”) was $2,425,404 compared to $2,121,628 for the nine months ended September 30, 2013 (“2013 Period”). The $303,776 increase from the 2013 Period to the 2014 Period is attributable to an increase of $347,301 in patent and license costs in a continuing effort to maintain and expand our patent portfolio offset by a decrease of $543,663 in pre-manufacturing costs as the Company begins manufacturing clinical trial batches. The Company incurred additional compensation expense for Company research and development staff of $254,704 in the 2014 Period as compared to the 2013 Period, of which $34,715 was non-cash stock-based compensation. The Company incurred $225,683 in research and development expenses in the 2014 Period establishing the lab facility in Durham, North Carolina. These increases are offset by a decrease of $23,169 in consulting costs as the Company used employees rather than external consultants. The remaining $42,920 change is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2014 Period was $3,218,137 compared to $747,915 for the 2013 Period. The $2,470,222 increase from the 2013 Period to the 2014 Period is attributable to increases in patient enrollment and clinical trial execution costs of $2,098,599, including increased manufacturing and drug handling costs related to the production of vaccines for our clinical trials. Personnel cost increased by $333,994 of which $110,871 was non-cash stock-based compensation. These increases were offset by a decrease in the use of outside consultants of $15,238. The remaining $52,867 change is attributable to increases in travel, recruiting and allocated expenses.

General and administrative expense.  General and administrative expense for the 2014 Period was $2,844,883 compared to $1,443,856 for the 2013 Period. The $1,401,027 increase from the 2013 Period to the 2014 Period is attributable to an increase of $858,105 related to public company expenses which include professional services such as accountants and attorneys and insurance due to the increased risk management requirements of a public company. Additionally, personnel costs increased by $464,361 from the 2013 Period to the 2014 Period, of which $236,511 was non-cash, stock-based compensation. The remainder of the increase in personnel costs is related to hiring. Travel expenses decreased by $14,427 from the 2013 Period to the 2014 Period but consulting costs increased by 73,593 during the same time. The remaining $19,395 change is attributable to costs such as office expenses, fees, and other miscellaneous administrative costs.

Interest income.  Interest income was $27,261 for the 2014 Period as compared to $502 for the 2013 Period. The increase is due to the Company’s increased cash balance that has been invested in various short-term financial instruments that generated interest income during 2014.

Interest expense.  Interest expense was $8,138 for the 2014 Period compared to $100,780 for the 2013 Period. In the 2013 Period, the Company had outstanding debt accruing interest for the period, while in 2014 Period the Company only had outstanding debt from the end of August through the end of the quarter.

Balance Sheet at September 30, 2014 and December 31, 2013

Prepaid expenses.  Prepaid expenses were $648,363 as of September 30, 2014 compared to $1,066,638 as of December 31, 2013. The decrease of $418,275 was primarily due to a reduction in the amount paid in advance for clinical trial related costs. Additionally, prepaid amounts continued to be amortized to expense on a monthly basis such as directors and officers and other types of insurance, software licenses and other fees.

Accounts Payable.  Accounts payable was $680,478 as of September 30, 2014 compared to $651,917 as of December 31, 2013. The increase of $28,561 was primarily related to increases in overall expense.

Accrued Expenses. Accrued expenses were $446,162 as of September 30, 2014 compared to $503,050 as of December 31, 2013. The decrease of $56,888 was primarily related to 2013 employee bonuses that were accrued at December 31, 2013 but subsequently paid in February 2014.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. Since our inception in June 2008, we have financed our operations principally through grant awards, private placements and our initial public offering, which we closed in July 2013 and bank commitments. The total gross proceeds from the offering and two subsequent over-allotment options was $27 million, before underwriting discounts, commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $24.3 million. We believe that the proceeds we received from our initial public offering will provide us with sufficient working capital for at least 12 months. Thereafter, we expect to require additional funds in the future to continue to conduct our clinical trials. As of September 30, 2014, we had $15,397,102 in cash and cash equivalents and short-term investments.

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

Investing activities.  Cash provided by investing activities in the 2013 Period resulted primarily from the purchase of property and equipment, while in the 2014 Period cash provided by investing activities included purchase of property and equipment as well as the sale and purchase of various short-term investments.

Financing activities.  Cash provided by financing activities during the 2014 Period was $1,473,002 related to the Loan and the exercise of stock options.

Funding requirements

We expect our existing cash and short-term investments will enable us to fund our current operating plan and capital expenditure requirements for at least the next 12 months. Thereafter, we intend to meet our financing needs through the issuance of equity or debt and/or funding from partnerships or collaborations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed in ITEM 1A. Risk Factors.

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

No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•

continuing to undertake pre-clinical development and successfully executing clinical trials;

•

participating in regulatory approval processes;

•

formulating and manufacturing products; and

•

conducting sales and marketing activities.

While various members of our management and staff have significant experience in conducting cancer trials, the Company, to date, has not successfully completed any clinical trials and has limited experience conducting and enrolling patients in clinical trials. Until recently, our operations have been limited primarily to organizing and staffing the Company, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

For the years ended December 31, 2013 and December 31, 2012, we incurred a net loss of ($6,609,864) and ($2,471,147), respectively. For the nine months ended September 30, 2014, we incurred a net loss of ($8,508,592) and we have an accumulated deficit of ($20,524,547) through September 30, 2014. We may continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on the market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

If we do not meet the milestones for financing under our secured loans with Square 1 Bank, we may be forced to seek other sources of financing and if we default on our secured loan with Square 1 Bank we could be forced to suspend all operations.

We have entered into loans with Square 1 Bank that are secured by substantially all of our assets, excluding our intellectual property. Our loan agreement with Square 1 Bank sets forth various affirmative and negative covenants that we must comply with, including covenants regarding financial reporting, limits on our cash burn, incurrence of indebtedness and liens and merger and acquisitions. In addition, we are unable to borrow certain amounts under the Square 1 loan until we have achieved certain clinical milestones and we are required to continually run two clinical trials. If we fail to achieve the milestones, we may not have enough funding to complete our clinical trials as currently planned and may be forced to seek other sources of financing. If we fail to comply with these covenants or if we fail to make timely monthly payments under the secured loans when due, Square 1 Bank could declare our loans in default. Additionally, if we do not commercialize a product by the maturity date of the loan, we may be unable to repay the loans to Square 1 Bank. If we default on the loans, Square 1 Bank has the right to seize the collateral secured by the loans, which could result in our licenses reverting back to our licensor and could force us to suspend all operations. In order to comply with the covenants of the loans and to make timely payments to Square 1 Bank under the loans, we may need to raise additional capital, which might not be available to us on favorable terms or at all.

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

Because our product candidates are in early stages of development they will require extensive pre-clinical and clinical testing. Although two of our product candidates have commenced  Phase 2 clinical trials, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by the FDA, or whether any BLA will be approved upon review.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. For example, the only clinical study completed to date with one of our product candidates by the inventor of the technology that we license showed evidence of an immune response in late-stage NSCLC patients exposed to HS-110. However, our current Phase 2 clinical trial and future HS-110 trials will use doses and dosing regimens which have previously been tested in only 0 to 3 subjects, and will be conducted in patients with less advanced disease who may have different responses. In addition, immune response is not an acceptable regulatory endpoint for approval, and no actual clinical or tumor responses were observed in that study. Moreover, the HS-110 Phase 1 trial involved a small sample size, was not blinded and was sponsored by an individual who has a significant financial interest in the success of the product candidate. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We have no experience in the formulation, development or manufacturing of biologics and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. The investigational products for our current Phase 1 and Phase 2 clinical trials are manufactured by our contractors under current good manufacturing practices, or cGMPs and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization.  We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials.  If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we will rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers with appropriate expertise and facilities is limited.

If we change manufacturers at any point during the development process or after approval we will be required to demonstrate comparability between the products made by the old and new manufacturers. If we are unable to do so, we may need to conduct additional clinical trials with product manufactured by the new manufacturer. For example, the manufacturer of the clinical trial material we intend to use for any future Phase 3 trials of HS-110 and of our commercial product, if approved, is a different manufacturer from the manufacturer of the inventor’s completed Phase 1 trial of HS-110 and the early portion of our planned initial Phase 2 trial of HS-110. Accordingly, it may be necessary to evaluate the comparability of the HS-110 produced by the two different manufacturers during the development of HS-110.

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

If we are unable to hire additional qualified personnel or retain current personnel, our ability to grow our business may be harmed.

 We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that we will be able to hire additional qualified personnel with expertise in pre-clinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing or that we will be able to retain personnel. Attracting and retaining qualified personnel will be critical to our success.

Certain of our officers, employees and consultants may have a conflict of interest.

Certain of our officers, employees and consultants are currently working for the Company on a part-time basis. These part-time individuals also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs. We expect that any part-time individuals may join the Company on a full-time basis, but there can be no assurance given that any of such individuals will be so employed.

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

As of September 30, 2014, our officers and directors together beneficially own approximately 34.5% of our outstanding common stock on a fully diluted basis. Mr. Wolf alone through his direct and indirect holdings beneficially owns approximately 20.5% of our outstanding common stock on a fully diluted basis. As a result, Mr. Wolf, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan. In 2014, we adopted a 2014 Stock Option and Restricted Stock Plan. Combined, under the two plans, we may grant awards to purchase 1,369,565 shares of our common stock, of which, 836,961 options were outstanding and 99,906 shares of restricted stock were outstanding as of September 30, 2014. In addition, as of September 30, 2014, we have 17,392 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt which excludes 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Prior to the closing of our initial public offering in July 2013, we operated as a private company and the number and qualifications of our finance and accounting staff have not been consistent with those of a public company. We have identified material weaknesses in our internal controls with respect to our financial statement closing process of our consolidated financial statements for the years ended December 31, 2013 and 2012. Our management discovered certain conditions that we deemed to be material weaknesses and significant deficiencies in our internal controls, as follows:

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

As of September 30, 2014, we have 6,481,752 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We believe that the proceeds we received from the sale of the shares in our initial public offering and our private placement as well as our Loan will provide us with sufficient working capital for at least the next twelve months. Thereafter, we expect to require additional funds in the future to conduct additional clinical trials. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current shareholders, or upon terms which may be deemed more favorable than those offered to current shareholders. In addition, the issuance of securities in any future financing may dilute an investor's equity ownership. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

On September 4, 2014, we issued 17,664 shares of our common stock to Square 1 Bank upon its exercise of the warrant that it was issued on August 22, 2014 in connection with the loan and security agreement that we entered into with Square 1 Bank on August 22, 2014.  The issuance of the shares of common stock upon exercise of the warrant qualified for exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Use of Proceeds

In connection with our initial public offering, we sold 2,700,000 (including the 200,000 over-allotment option shares) shares of our common stock at a price of $10.00 per share. Aggregate gross proceeds from the IPO, were $27 million and net proceeds received after underwriting commissions and offering expenses of $2.7 million were approximately $24.3 million.

As of September 30, 2014, we have used approximately $12.0 million of the net proceeds, in connection with our clinical trials, manufacturing and general and administrative expenses. In February 2014 we paid bonuses to our executive officers and other employees in the amount of $183,125. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act other than as previously reported.

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

HEAT BIOLOGICS, INC.

Date: November 14, 2014	By:	/s/ JEFFREY A. WOLF
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2014	By:	/s/ MATTHEW E. CZAJKOWSKI
Matthew E. Czajkowski
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Loan Agreement with Square 1 Bank (Incorporated by reference to the 8-K filed on August 25, 2014)
4.2	Warrant issued to Square 1 Bank (Incorporated by reference to the 8-K filed on August 25, 2014)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

Filed herewith.