Form 10-K
period 2014-12-31
HEAT BIOLOGICS, INC.
filed 2015-03-27
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35994

HEAT BIOLOGICS, INC.

(Name of small business issuer in its charter)

Delaware	26-2844103
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

801 Capitola Drive
Durham, NC	27713
(Address of principal executive offices)	(Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.0002 par value per share	NASDAQ

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $24,626,449 based on $5.55, the price at which the registrant’s common stock was last sold on that date.

As of March 27, 2015, the issuer had 8,394,456 shares of common stock outstanding.

Documents incorporated by reference: None.

HEAT BIOLOGICS, INC.

FORM 10-K

PART I

Forward-Looking Statements

Certain of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.” We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Heat Biologics,” refer to Heat Biologics, Inc. and its subsidiaries.

Item 1.

Business

Overview

We are a biopharmaceutical company engaged in developing novel allogeneic, “off-the-shelf” cellular therapeutic vaccines to combat a wide range of cancers and infectious diseases. Our proprietary ImPACT™ Immune Pan Antigen Cytotoxic Therapy has been designed to deliver live, genetically-modified, irradiated human cells which secrete a broad spectrum of disease-associated antigens together with a potent immune response stimulator called “gp96.” The secreted antigen-gp96 complexes educate and activate a patient’s immune system to recognize and kill diseased cells. In cancer patients our ImPACT™ therapy generates anti-cancer immune responses by mobilizing and activating cytotoxic “killer” T cells that target multiple cancer antigens, thus harnessing a patient’s own immune system to fight cancer.

Unlike autologous or “personalized” therapeutic vaccine approaches which require extraction and processing of cancer or blood from each individual patient, our ImPACT™ therapeutic vaccines do not require custom manufacturing.  Rather our vaccines are made using existing human cell lines which can be mass-produced for immediate use in all patients with the same disease.  As such, we believe our off-the-shelf, immunotherapy approach offers logistical, manufacturing and cost of goods benefits compared to one-off autologous patient-specific approaches.

Currently, two of our product candidates, HS-110 and HS-410 are being evaluated in Phase 2 clinical trials for non-small cell lung cancer and bladder cancer, respectively.

HS-110

In the third quarter of 2014, we initiated a Phase 2 clinical trial of our therapeutic vaccine candidate HS-110 (Viagenpumatucel-L) in non-small cell lung cancer (NSCLC) patients. HS-110 is a biologic product comprising a lung cancer cell line that has been genetically modified using our ImPACT™ technology platform to secrete a wide range of lung cancer associated antigens bound to gp96 proteins and activate a T-cell mediated pan-antigen immune response against the patient’s cancer. The Phase 2 clinical trial will evaluate HS-110 in combination with low dose cyclophosphamide versus chemotherapy alone in third-line or fourth-line NSCLC patients. The trial will enroll 123 patients at approximately 20 to30 investigative centers and enrollment is expected to be completed during the fourth quarter of 2015.

The inventor of the ImPACT™ technology that we license reported results in February 2013 from a Phase 1 open-label, single center clinical trial of HS-110 in patients with advanced NSCLC. We believe the results provide clinical evidence that HS-110 is capable of generating anti-cancer immune responses. In the study, 18 patients were vaccinated, and 15 of the 18 vaccinated patients completed the first course of three planned courses of therapy. Two patients completed all three planned courses of therapy (defined as three, six week treatment cycles).

HS-110 showed no overt toxicity. There were no serious adverse events (SAEs) that were considered by the trial investigator to be treatment-related. Most of the adverse events (AEs) were reported as mild or moderate (grade 1 or 2) with the most frequent being injection site reactions and rash that were transitory and usually resolved in one to two weeks. The results of this Phase 1 trial with HS-110 provides evidence of a CD8-CTL IFN- γ immune response in patients with advanced NSCLC. Eleven of the fifteen patients (73%) who completed the first course of therapy with HS-110, exhibited a two-fold or greater increase in CD8 cells secreting interferon gamma (CD8-CTL IFN- γ). The estimated median survival of these eleven patients was 16.5 months (95% CI:7.1-20.0). In comparison, the 4 patients who failed to show increased CD8-CTL IFN-γ responses survived 2.1, 2.3, 6.7, and 6.7 months, or a median survival of 4.5 months, which is consistent with the expected survival times in this patient population. In 7 of 18 treated patients tumor growth was stabilized, however no partial or complete tumor responses (e.g., reduction or disappearance of tumors) were observed in any of the 18 patients. The median one-year overall survival rate of patients in the study was 44% (95% CI:21.6-65.1), comparing favorably to a 5.5% rate based on published data from a 43-patient advanced lung cancer population. One of the late-stage lung cancer patients survived over four years since starting the therapy and another patient survived over three years since starting the therapy. These findings were consistent with multiple pre-clinical published studies on ImPACT™ therapy.

HS-410

In October 2014, we initiated a Phase 2 clinical trial of our therapeutic vaccine candidate HS-410 (Vesigenurtacel-L) in bladder cancer patients. We completed enrollment in the Phase 1 portion of a Phase 1/2 bladder cancer trial with HS-410 in October 2014. HS-410 is a biologic product comprising a bladder cancer cell line genetically modified to secrete a wide range of bladder cancer antigens bound to gp96 molecules and thereby activate a T-cell mediated pan-antigen immune response against the patient’s bladder cancer. The Phase 2 trial will examine safety, tolerability, immune response and preliminary clinical activity of HS-410 in patients with high risk, superficial bladder cancer who have completed surgical resection.  The Phase 2 study is evaluating HS-410 in combination with intravesical bacillus Calmette-Guérin (BCG) immunotherapy instillations. We anticipate including approximately 10-15 clinical sites and expect to complete enrollment in the study in the fourth quarter of 2015.

On January 26, 2015, we announced positive data from two patients in the Phase 1 portion of our Phase 1/2 clinical trial of HS-410 in non-muscle invasive bladder cancer (NMIBC). More specifically, analysis of tumor-infiltrating lymphocytes in one patient after surgery and induction BCG (bacillus Calmette-Guerin) followed by six weeks of HS-410 demonstrated an approximately 70-fold increase in CD8 expression (a marker for CD8+ killer T cells) within the tumor, which was not associated with any increase in CD4 expression (a marker for CD4+ helper T cells). When the patient returned at week 21, the trend continued and an approximate 750-fold increase in CD8 was observed, without any increase in CD4 expression. We also reported that with respect to a second patient, a non-specific immune infiltrate was noted on week seven to be slightly increased as compared to baseline, but which consisted of both CD4+ and CD8+ T cells. The second patient returned with recurrent disease at week 13, when the repeat biopsy showed no further increase in the immune infiltrate. We are still evaluating many patients from our Phase 1 clinical trial of HS-410 in NMIBC and continuing our ongoing Phase 2 clinical study.

On February 26, 2015 we announced we had formed a partnership with the Society of Urologic Oncology Clinical Trials Consortium (SUO-CTC) to accelerate Phase 2 enrollment in NMIBC and to initiate planning for Phase 3 trial.

On March 5, 2015, we were notified that the U.S. Food and Drug Administration (“FDA”) granted FAST Track designation for HS-410 for the treatment of non-muscle invasive bladder cancer. The FDA established the Fast Track Drug Development Program under the FDA Modernization Act of 1997. The program is designed to facilitate the development and expedite the review of therapies intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The advantages of Fast Track designation include actions to expedite development, including opportunities for frequent interactions with the FDA review team to discuss all aspects of development to support approval and eligibility for priority review depending on clinical data at the time of Biologics License Application (“BLA”) submission.

Additional Indications

The table below summarizes our current product candidates and their stages of development:

Product Candidate	Indication	Phase of Development	Upcoming Milestone(s)
HS-110	Non-Small Cell Lung Cancer (NSCLC)	Enrolling patients in Phase 2 trial	2015 – Report interim data on immune response throughout the year and complete enrollment in Phase 2
HS-410	Bladder Cancer Adjuvant	Enrolling patients in Phase 2 trial	2015 - Report Phase 1 data on immune response and safety; and complete enrollment in Phase 2

We continue to evaluate other indications for our ImPACT™ therapeutic vaccines and have developed cell lines for ovarian cancer, triple negative breast cancer and pediatric rhabdomyosarcoma.  Our decision to further pursue any of these product candidates or any additional product candidates other than our two lead product candidates will be based in part upon available funding and partnering opportunities. As the licensee of the ImPACT™ technology, we have been the beneficiary of over $14M in research funding awarded to the primary inventor of the technology we license by the National Institutes of Health (NIH) and other institutions.

ImPACT™ Therapy—Novel Pan-Antigen Immune Activation

Our ImPACT™ therapy is a novel technology platform designed to educate and stimulate the immune system to combat specific diseases, particularly cancer. ImPACT™ utilizes live attenuated, genetically-modified human cells which secrete gp96 molecules complexed with an array of tumor associated antigens. These secreted gp96-antigen complexes elicit a potent immune response against cancer cells by mobilizing and activating a patient’s own tumor-targeting killer T cells. In contrast with other vaccine technologies that target only a single antigen, ImPACT™’s pan-antigen approach may potentially provide a more robust and sustained anti-cancer immune response, and limit cancer cells’ ability to evade the immune system. We believe the clinical and pre-clinical results obtained to date suggest that our ImPACT™ approach generates anti-tumor immune responses capable of attacking tumors. In addition to targeting a wide range of cancers, we believe our novel, off-the-shelf, live cell therapy has the potential to be used against various infectious diseases, such as hepatitis C, malaria and HIV. Encouraging data from non-human primate studies of viral infections have been reported. We have leveraged our existing infrastructure by developing additional product candidates in areas where we can use our proprietary technology. Our success will depend on the clinical and regulatory success of our product candidates and our ability to retain, on commercially reasonable terms, financial and managerial resources, which are currently limited. To date, we have not received regulatory approval for any of our product candidates or derived any revenues from their sales. Moreover, there can be no assurance that we will ever receive regulatory approval for any of our product candidates or derive any revenues from their sales.

Our Product Candidates and Clinical Development Programs

Our development program involves testing our ImPACT™ -based product candidates against a number of disease targets, including non-small cell lung cancer and bladder cancer. We have begun dosing in our Phase 2 clinical trial protocol for HS-110, our lead drug candidate, in non-small cell lung cancer (NSCLC). Our Phase 2 trial will expand upon the Phase 1 results obtained by the primary inventor as described below. In the third quarter of 2014, we completed the Phase 1 portion and began dosing in the Phase 2 portion of a Phase 1/2 clinical trial in bladder cancer using our HS-410 drug candidate. We plan to utilize this vaccine to delay or prevent the recurrence of bladder cancer in post-resected bladder cancer patients.

Recent Developments

On March 16, 2015, we completed a firm commitment underwritten public offering of 1,886,000 shares of our common stock at a closing price of $6.50 per share for gross proceeds of $12.3 million and net proceeds to us of approximately $11.1 million.

On March 5, 2015, we were notified that the FDA granted FAST Track designation for HS-410 for the treatment of non-muscle invasive bladder cancer. We believe that this designation will expedite our development of HS-410.

On February 17, 2015, we entered into an agreement with OncoSec Medical Inc. (“OncoSec”) (OTCQB: ONCS) to jointly evaluate a combination of the immunotherapy approaches developed by each of us in an effort to expand the application of the technologies of both companies to benefit cancer patients.  Under the agreement, we will jointly evaluate the preclinical efficacy of our proprietary gp-96-Ig based ImPACT immunotherapy platform using OncoSec’s core technology, ImmunoPulse, an investigational stage intratumoral DNA delivery platform.

On January 26, 2015, we announced positive data from two patients in the Phase 1 portion of our Phase 1/2 clinical trial of HS-410 in NMIBC. More specifically, analysis of tumor-infiltrating lymphocytes in one patient after surgery and induction BCG (bacillus Calmette-Guerin) followed by six weeks of HS-410 demonstrated an approximately 70-fold increase in CD8 expression (a marker for CD8+ killer T cells) within the tumor, which was not associated with any increase in CD4 expression (a marker for CD4+ helper T cells). When the patient returned at week 21, the trend continued and an approximate 750-fold increase in CD8 was observed, without any increase in CD4 expression. We also reported that with respect to a second patient, a non-specific immune infiltrate was noted on week seven to be slightly increased as compared to baseline, but which consisted of both CD4+ and CD8+ T cells. The second patient returned with recurrent disease at week 13, when the repeat biopsy showed no further increase in the immune infiltrate. We are still evaluating many patients from our Phase 1 clinical trial of HS-410 in NMIBC and continuing our ongoing Phase 2 clinical study.

Our History

We were incorporated under the laws of the State of Delaware on June 10, 2008.  Our principal offices are located at 801 Capitola Drive, Bay 12, Durham, NC 27713.  Our website address is www.heatbio.com. The information contained in, and that can be accessed through, our website is not incorporated into and is not a part of this report.

We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominating Committee of the Board of Directors. Our phone number is (919) 240-7133 and our facsimile number is (919) 305-8566. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

References to Heat Biologics also include references to our subsidiaries Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. unless otherwise indicated.   On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. Heat formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012. Heat also formed Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia March 14, 2014. We assigned our proprietary rights related to the development and application of our ImPACT™ Therapy for the treatment of non-small lung cancer to Heat Biologics III, Inc. and our proprietary rights related to the development and application of our ImPACT™ Therapy to the treatment of bladder cancer to Heat Biologics IV, Inc. In June 2012, we divested our 92.5% interest in Heat Biologics II, Inc.

Strategy

Our objective is to become a leading biopharmaceutical company specializing in the development and commercialization of allogeneic, off-the-shelf therapeutic vaccines. We are focused on discovering, developing and applying our core platform ImPACT™ technology towards a number of disease indications. The key elements of our strategy are:

•

Develop and obtain regulatory approval for our ImPACT™-based products. We have begun dosing in a Phase 2 clinical trial in NSCLC in the third quarter of 2014 and are currently conducting a Phase 1/2 clinical trial in bladder cancer, the Phase 2 portion of which we initiated in the fourth quarter of 2014. After NSCLC and bladder cancers, depending upon funding and partnering opportunities, we plan to initiate additional clinical trials and in some cases expand current clinical trials against these and other disease targets utilizing our ImPACT™ technology platform.

•

Maximize commercial opportunity for our ImPACT™ technology. Our product candidates target large markets with significant unmet medical needs. For each of our product candidates, we seek to retain all manufacturing, marketing and distribution rights which should give us the ability to maximize the economic potential of any future U.S. or international commercialization efforts. We believe that we should be well positioned to successfully commercialize our product candidates independently or through U.S. and international corporate partnerships.

•

Enhance our partnering efforts. We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships.

•

Further expand our broad patent portfolio. We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have licensed exclusive rights to five different patent families directed to therapeutic compositions and methods related to our vaccine platform and preclinical development programs. We have recently filed two U.S provisional patent applications relating to our programs.  Together, these families comprise 13 issued patents, 3 allowed patent applications, and 42 pending patent applications. These patents and applications cover the United States, Europe, and Japan as well as several other countries that have commercially significant markets.

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

•

Obtain additional grant funding. To more fully develop our ImPACT™ technology platform and its application to a variety of human diseases, we plan to continue to seek and access external sources of grant funding on our own behalf and in conjunction with our academic and other partners to support the development of our pipeline programs. While we intend to work with our academic partners to secure additional grant funding, these partners have no obligation to work with us to secure such funding. We also intend to continue to evaluate opportunities and, as appropriate, acquire or license technologies that meet our business objectives.

•

Continue to both leverage and fortify our intellectual property portfolio. We believe that we have a strong intellectual property position relating to the development and commercialization of our ImPACT™ technology platform. We plan to continue to leverage this portfolio to create value. In addition to fortifying our existing intellectual property position, we intend to file new patent applications, in-license new intellectual property and take other steps to strengthen, leverage, and expand our intellectual property position.

Disease Targets and Markets

The Oncology Market

The American Cancer Society estimates that 1.66 million people in the U.S. will be diagnosed with cancer in 2015. The lifetime probability of being diagnosed with an invasive cancer is 43% for men and 38% for women. It is projected that 589,430 Americans will die from cancer in 2015.

Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need as the overall five-year survival rate for cancer patients diagnosed between 2004 and 2010 is an average of 68%. According to the Centers of Disease Control and Prevention, in 2011, cancer was the second leading cause of mortality in the U.S. (22.9%) behind heart disease (23.7%). The American Cancer Society estimates that one in four deaths in the U.S. is due to cancer.

The main treatments for cancer are surgery, radiotherapy and chemotherapy. There are often, however, significant debilitating effects resulting from these treatments or lingering morbidity associated with these approaches to treatment of cancer. Our goal is to develop new treatments that can lengthen survival times and improve the quality of life of cancer patients and survivors.

Although there are a large number of patients, treatment and management of cancer is performed by a relatively concentrated pool of medical professionals. We plan to reach this prescriber base using a relatively small commercial infrastructure that we intend to develop in the future by either hiring internally, or partnering or contracting with one or more third-party entities with an established sales force. These development plans are dependent on our raising additional capital and/or receiving grant funding, the success of HS-110, and HS-410 and any technologies we might develop in the future and successful negotiation of commercial relationships, none of which we have completed to date. We believe, however, assuming the efficacy and safety of HS-110 and HS-410 and any other technology we might acquire, that our experienced management team will raise the capital and establish the commercial relationships necessary for success.

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

Immunotherapy Overview

Our ImPACT ™technology is a form of immunotherapy. Immunotherapy involves administration of a therapeutic agent that enlists or boosts a subject’s immune system in order to fight disease.

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

Therapeutic vaccines, such as ImPACT™ -based product candidates, operate in a fashion similar to prophylactic vaccines except that therapeutic vaccines are administered after a particular disease is already present. In each case, the human immune system is educated and harnessed to recognize and fight the disease of interest. Cancer can be considered a failure of the immune system to effectively recognize and eliminate inappropriately dividing and multiplying (malignant) cells. Under ordinary circumstances the human immune system continuously monitors and eliminates inappropriately dividing cells. However, for reasons that are not entirely understood, under cancerous conditions the immune system fails to recognize malignant cells and such cells are permitted to inappropriately multiply, grow and metastasize to form tumors which can eventually become life threatening. Our therapeutic vaccines are designed to assist the immune system in identifying and eliminating malignant cells. Our approach involves activating strong T-cell immune responses against cellular antigens that are characteristic of malignant cells with the goal of destroying the cancer expressing those antigens. Because immune responses against cancer using vaccines made of the select cancer-associated antigens are often weak, our approach is to complex the cancer-associated antigens with gp96, a powerful antigen-specific adjuvent.  The antigen-gp96 complexes induce a much more vigorous anti-cancer immune response than using vaccines comprised of only the cancer-associated antigens themselves.

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

•

Many active immunotherapies employ a single defined antigen so they are not effective against cancers which do not express that antigen.

•

Most immunotherapies produce toxic effects resulting in damage to healthy tissues.

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

Although many of the immunotherapies currently in clinical development have shown promising results, we believe that specific proprietary elements of the ImPACT™ platform, especially the continual secretion of adjuvant-bound antigens and the pan-antigenic nature of Heat’s therapeutic vaccines, combined with a well-honed clinical strategy position Heat favorably in the marketplace.

Our Solution: ImPACT™ Therapy

We believe our ImPACT™ Therapy has a number of advantages over existing therapies. These advantages, elaborated below, may enable us to develop commercial products that extend the survival of, and improve the quality of life for, cancer patients:

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

•

We believe that the novel mechanism of action, good tolerability and favorable safety profile will enable our ImPACT™ product candidates to have potential benefits across multiple disease stages and tumor types and in combination with other therapies. We believe our ImPACT™ technology can be targeted to additional specific tumor types by modifying cells from the cancer type of interest.

•

Our ImPACT™ Therapy represents a first-in-class agent that functions as both an immune activator and an antigen-delivery vehicle. ImPACT™ is the only adjuvant technology platform currently known to us in clinical development that is specific to CD8+ cytotoxic T cell immune response, which is especially important for developing therapeutics in oncology as well as a number of other infectious disease indications.

•

Our ImPACT™ Therapy is an off-the-shelf therapy and offers substantial manufacturing and costs advantages compared to autologous or “personalized” immunotherapies.

•

We believe many patients who are too ill to tolerate chemotherapy due to the associated toxicities may be able to benefit from our ImPACT™ product candidates.

ImPACT™ TECHNOLOGY PLATFORM

ImPACT™ Background

Our ImPACT™ technology represents an “off-the-shelf” method to deliver cancer antigens complexed to heat shock proteins, or HSPs, to illicit an immune response. HSPs are used as a signaling mechanism by the immune system to identify mutated proteins (“antigens”), including those from tumor cells. Although always present within certain cells, HSPs are normally only released when cells die by necrosis or unnatural cell death (rather than apoptosis or natural programmed cell death) and upon release are recognized by the host’s immune system. When a cell dies an unnatural death through “necrosis”, such as when it is infected and killed by a flu virus or other pathogen, the cell releases its contents into circulation setting off a molecular warning to the immune system thereby generating a rapid and potent immune response. Because HSPs very rarely leave cells, the immune system has evolved to recognize HSPs that have been released from dying cells as the sentries of a molecular alarm system. Upon detection of HSPs, the immune system then directs an immune response against any foreign (pathogenic) proteins bound to the HSP at the time the cell that released it died.

HSP’s have several functions including:

•

Protecting tissues from pathogens by activating the immune system.

•

Acting as a chaperone to:

o

Facilitate proper protein folding within the endoplasmic reticulum.

o

Enable proper function of toll-like receptors and the innate immune system.

o

Carry damaged proteins to intracellular garbage disposals to be degraded into peptides (short chains of amino acids – that are protein fragments).

•

Loading peptides onto another class of proteins known as MHC I molecules. MHC I molecules move to the cellular surface where they are monitored by the immune system.

HSP gp96 is one of the most abundantly expressed proteins in the human body and is expressed by all cells. It is normally retained within cells in a compartment called the endoplasmic reticulum (ER), where it facilitates the folding of newly synthesized proteins so that they may perform their various tasks properly. Gp96 is particularly important in the process of detecting antigens as it is present in all cell types and, it is able to recognize all antigens. It also induces the immune system to activate CD8+ (“killer”) T cells which then seek out and destroy the cells that are marked by antigens. Gp96 is normally only contained inside the ER of cells, however when a cell dies an abnormal death through necrosis it breaks open and releases gp96 into the surrounding tissue microenvironment. ImPACT™ works by modifying the chemical structure of gp96 so that a cell can continuously secrete it into the extracellular space accompanied by the unique peptide that it is folding at the time without causing necrosis. This allows the immune system to seek out and destroy cells characterized with antigens before the body would otherwise have detected them.

ImPACT™ Technology Overview

A limitation of utilizing gp96 as a cancer immunotherapy is that it is normally retained within cells by a small region called a “KDEL sequence” that acts like a “leash”, preventing gp96 from leaving the ER. Therefore, in order to utilize gp96 as a therapeutic, gp96 must either be purified from individual cells or engineered to be secreted from cells.

To overcome this limitation, a team of scientists led by Eckhard Podack, MD, Ph.D., the Chairman of our Scientific Advisory Board and the inventor of this technology, deleted this KDEL sequence and replaced it with another sequence that causes the new fusion protein, called gp96-Ig, to be secreted from cells continuously. Multiple tumor cell lines were then made to express gp96-Ig, and as expected, secreted it continuously into the extracellular space in a complex with tumor antigens. Dr. Podack demonstrated that gp96-Ig vaccination effectively cross-presented tumor specific antigens to immune cells, led to expansion of Cytotoxic T Lymphocytes (CTL) and the subsequent rejection of injected tumor cells. Importantly, these studies demonstrated that the secreted protein gp96-Ig maintained the critical characteristics of the native gp96 protein required to generate anti-tumor immune responses.

Our ImPACT™ technology platform:

•

Effectively cross-presents tumor antigens and leads to cytotoxic killer T cell activation

Published studies in mice showed that killer T cell activation was approximately 10 million times greater with ImPACT™ secreted gp96-Ig than with a corresponding gp96 protein injection. The modified cell secretes gp96 in a sustained release for several days after injection. This creates a sustained immune response. These data suggest that gp96-chaperoned peptides may represent the most efficient, robust pathway for presenting a cell’s antigens to the immune system and activating killer T cell.

•

Binds and presents all potential tumor antigens to the immune system simultaneously

A single type of tumor might have multiple strains derived from numerous tumor cells. These different strains have different antigens, all of which are capable of initiating an immune response. By creating a vaccine from a native tumor-cell line, we believe that ImPACT™’s technology can develop a therapy that shares many common features with patients’ tumors of the same origin. We believe this “blanket” approach will provide each patient with a higher likelihood of a positive response to the therapy.

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

The distinguishing characteristics of ImPACT™ are:

(i)

While most other immunotherapy approaches target only a single antigen, Heat’s patented approach uses modified heat shock proteins to stimulate an immune response against multiple antigens contained within cancer cells (both known and unknown). Cancer cells express different antigens that can be used to initiate an immune response. Each ImPACT™ vaccine is created from a native tumor-cell line that we believe expresses a wide array of those antigens most commonly expresses in a particular type of cancer. We believe this “pan-antigen” approach provides each patient with a higher likelihood of a response to the therapy.

(ii)

Heat’s product candidates are made from “off-the-shelf” (allogeneic) cells and may therefore be less expensive to manufacture than patient-specific (autologous) vaccines. Heat’s vaccines are mass-produced from a single source while other immunotherapy approaches require physicians to extract a patient’s blood and/or cells, send them to a facility where a personalized vaccine is created, and then have shipped back to the physician for injection into the patient.

(iii)

While competing companies are developing therapies that are both “off-the-shelf” and which target multiple antigens, Heat’s ImPACT™ technology is the only “off-the-shelf” (allogeneic) vaccine known to us that directly induces “cross-presentation” to the CD8+ (“killer”) T cells, which are the cytotoxic arm of the immune system. Stimulating these CD8 (killer) T cells through “cross-presentation” has recently been shown to be critical to the induction of effective anti-tumor immunity. We believe our product candidates are able to leverage gp96 to serve as their own powerful immune stimulant (adjuvant) while other companies’ technologies rely on the use of a secondary adjuvant like GMCSF or Alum.

Our Product Candidates and Clinical Development Programs

We have initiated development programs to target our ImPACT™ technology platform against a range of diseases, including non-small cell lung cancer and bladder cancer. We have begun dosing patients with NSCLC in a Phase 2 protocol with our first therapeutic vaccine, HS-110, in the third quarter of 2014.  We have completed the Phase 1 portion and begun dosing patients in the Phase 2 portion of a Phase 1/2 clinical trial for bladder cancer in the fourth quarter of 2014. The inventor of Heat’s technology platform and the Chairman of our Scientific Advisory Board has also completed a study in primates for the development of a therapeutic and prophylactic vaccine for the treatment and prevention of HIV. This study was fully funded by the NIH. The HIV trials were initiated by the primary inventor and to date have been funded by grants awarded to the primary inventor, which can be used in the discretion of the inventor. We have no funding obligation for such trials and the primary inventor is responsible for future development and research; nonetheless any research conducted by the primary inventor contributes to our body of research and we may choose to progress any such research to further clinical trials and incorporate such research into our future development plans.

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

HS-110 provides evidence of a CD8-CTL IFN- γ immune response in patients with advanced NSCLC. In 11 of the 15 patients (73%) that completed the first course of therapy with HS-110, there was a twofold or greater increase in CD8 cells secreting interferon gamma (CD8-CTL IFN- γ). These patients also exhibited an estimated median survival of 16.5 months (95% CI:7.1-20.0). In contrast, 4 patients were immune non-responders and survived 2.1, 2.3, 6.7, and 6.7 months, or a median survival of 4.5 months, which is consistent with the expected survival times in this patient population. The protocol required that we look for such responses, but, as is typical in immunotherapy, no partial or complete tumor responses were observed. The median one-year overall survival rate of patients in the study was 44% (95% CI:21.6-65.1). For comparative purposes, while there was a wide range of survival times, the one-year overall survival rate in a published one-year, 43-patient, advanced lung cancer population was 5.5%. One of the late-stage lung cancer patients survived over four years since starting the therapy and another patient survived over three years since starting the therapy. These findings were consistent with multiple pre-clinical published studies on ImPACT™ therapy.

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

ImPACT INDICATIONS

Lung Cancer

Disease

Lung cancer is the leading cause of cancer-related death in the United States. According to the National Cancer Institute, in 2015, lung cancer is expected to account for 26% of all female cancer deaths and 28% of all male cancer deaths. An expected 221,200 people will be diagnosed with lung cancer in the United States in 2015. Of these lung cancers, roughly 85% are expected to present as non-small cell lung cancer. Patients with advanced clinical stage IIIB/IV disease have a 5-year survival rate as low as 1-5%.

Phase 2 Clinical Development

Our ongoing 123 patient randomized controlled Phase 2 study  has been designed to investigate the combination of HS-110 with low dose cyclophosphamide versus chemotherapy alone in third-line and fourth-line NSCLC patients. The trial is structured as a multicenter randomized, study to evaluate the immune response, safety and efficacy endpoints of HS-110 when administered weekly for 12 weeks in combination with low-dose cyclophosphamide in an induction period followed by monotherapy HS-110 every nine weeks during maintenance for up to one year. Patients randomized to the comparator arm are treated with one chemotherapy regimen until progression. Blood samples are taken to evaluate the immune response and their correlation to overall survival, and where considered appropriate by the investigator, patients are invited to consent for pre- and post-treatment biopsies for exploratory biomarker analysis. The primary endpoint is overall survival; secondary endpoints follow objective responses and immune response. The trial will enroll 123 patients at approximately 20-30 investigative centers in the US and Australia over 2 years. Dosing began in the third quarter of 2014 and we expect to complete enrollment in the fourth quarter of 2015.

An additional multi-cohort trial (the DURGA trial) evaluating other combinations with HS-110 is expected to be launched in 1H 2015.  Each arm will consist of 9 patients and will focus on identifying new combinations to advance into randomized Phase 2 trials.  As preclinical data supports additional combination strategies, new arms will be added to the protocol. We expect preliminary data from the first cohort to be available by the end of 2015.

Phase 2 HS-110 NSCLC Design

Randomized
Experimental Group
N=82
3rd or 4th line
Control Group
N=41
HS-110 + low-dose cyclophosphamide
Restricted Physician's Choice
Primary Endpoint:
Overall Survival
Secondary Endpoints:
Safety, (ir)PFS, (ir)DCR, (ir)ORR, 6-mo OS, 12-mo OS, immune response
Exploratory Endpoints:
Immune analyses in PBMC and tissue

Regimen

- Low-dose cyclophosphamide (CY) 50 mg daily for 7 days every 2 weeks for 12 weeks or until progression
- HS-110 10^7 cells weekly for 12 weeks then every 9 weeks until irPD or 12 months, whichever comes first
- Multi-center trial of ~25 sites in US and Australia
- Lead centers: University of Pennsylvania in USA; Peter MacCallum Cancer Center in AUS

Sample Size

- 123 patients randomized 2:1
- 80% power with alpha = 0.1 to detect a 50% reduction in the risk of death
- Interim analysis for immune response after 14 and 40 patients randomized to experimental group

1

Bladder Cancer

Disease

In the United States, bladder cancer is the fourth most common type of cancer in men and the eleventh most common cancer in women. According to the National Cancer Institute, 1 in 42 men and women will be diagnosed with bladder cancer during their lifetimes, meaning more than half a million people are living with bladder cancer in the US. In 2015, an estimated 74,000 cases of bladder cancer will be diagnosed in the United States, and an estimated 16,000 deaths will occur. Available treatments are currently not effective, thus this remains an area of high unmet need.

Phase 2 Clinical Development

We are currently enrolling in a 100 patient randomized controlled Phase 2 clinical trial to examine safety, tolerability, immune response and preliminary clinical activity of HS-410 in patients with high risk, superficial bladder cancer who have completed surgical resection.  The Phase 1 portion started treatment with HS-410 after standard intravesical bacillus Calmette-Guérin (BCG) immunotherapy; the Phase 2 portion investigates one of two doses of HS-410 or placebo in combination with BCG. We anticipate including approximately 10-15 clinical sites in the US with an enrollment period of 18-24 months.

The Phase 1 portion enrolled one cohort of 10 patients at low dose. Patients received weekly intradermal injections of HS-410 for 12 weeks followed by 3 monthly injections, and immune response will be evaluated at baseline, week 7, week 14 and week 29. The first 3 patients were enrolled at >2 week intervals to allow opportunity to assess safety and tolerability of HS-410.  In the Phase 2 portion, 75 patients will be enrolled in 1:1:1 fashion to low-dose HS-410, high-dose HS-410, or placebo.  The primary endpoint will examine disease-free survival bladder cancer. Other endpoints will include recurrence rate, progression rate and immune response.  Dosing in the randomized, blinded Phase 2 portion began in the fourth quarter of 2014 and at the time of this report, the trial is approximately 10% enrolled.

On January 26, 2015, we announced positive data from two patients in the Phase 1 portion of our Phase 1/2 clinical trial of HS-410 in NMIBC. More specifically, analysis of tumor-infiltrating lymphocytes in one patient after surgery and induction BCG (bacillus Calmette-Guerin) followed by six weeks of HS-410 demonstrated an approximately 70-fold increase in CD8 expression (a marker for CD8+ killer T cells) within the tumor, which was not associated with any increase in CD4 expression (a marker for CD4+ helper T cells). When the patient returned at week 21, the trend continued and an approximate 750-fold increase in CD8 was observed, without any increase in CD4 expression. We also reported that with respect to a second patient, a non-specific immune infiltrate was noted on week seven to be slightly increased as compared to baseline, but which consisted of both CD4+ and CD8+ T cells. The second patient returned with recurrent disease at week 13, when the repeat biopsy showed no further increase in the immune infiltrate. We are still evaluating many patients from our Phase 1 clinical trial of HS-410 in NMIBC and continuing our ongoing Phase 2 clinical study.

On March 5, 2015, we were notified that the FDA granted FAST Track designation for HS-410 for the treatment of non-muscle invasive bladder cancer. We believe that this designation will expedite our development of HS-410.

Phase 2 HS-410 Bladder Trial Design

Randomized Controlled Phase 2
Phase 2 Patient receive BCG?
Yes
No
1
HS-410 Low Dose + BCG
N = 25
1
HS-410 High Dose + BCG
N = 25
1
Placebo + BCG
N = 25
HS-410 High Dose
N = 25

Design

- Fast Track designation received
- Endpoints
  - 1-yr and 2-yr recurrence-free survival
  - Immune response in PBMC and tissue
- Dosing regimen 12 week induction followed by maintenance according to BCG schedule

Operations

- Multi-center trial of ~16 sites in US
- Lead center: University of Chicago School of Medicine
- Positive safety profile with no SAEs to-date

Other Cancers

Our ImPACT™ -technology is a broad based approach and can be used to combat a variety of cancers. We continue to evaluate other indications for our ImPACT™ therapeutic vaccines and have developed cell lines for ovarian cancer, triple negative breast cancer and pediatric rhabdomyosarcoma.  Our decision to further pursue these or any additional product candidates other than our two lead product candidates will be based in part upon available funding and partnering opportunities.

Manufacturing

We rely on third-party manufacturers to produce and store our product candidates for clinical use and currently do not own or operate manufacturing facilities.

We have retained Lonza Walkersville, Inc. a vendor, which has begun manufacturing of HS-110 to be used in our Phase 2 and potential Phase 3 clinical trials. We entered into an eight year Manufacturing Services Agreement, dated October 19, 2011, with the vendor (the “Manufacturing Agreement”). The Manufacturing Agreement provides that the vendor will manufacture products based on our ImPACT™ technology intended for use in pharmaceutical or medicinal end products, including, without limitation, products in a final packaged form and labeled for use in clinical trials or for commercial sale to end users in accordance with the terms and conditions of individual statements of work. The Manufacturing Agreement requires that we purchase a certain minimum percentage of our annual global product requirements from the vendor. The Manufacturing Agreement may be terminated by the parties upon mutual agreement, and by each party for a material breach by the other party that is not cured within the cure period, upon notice that a clinical trial for which product is being produced under the agreement is suspended or terminated or upon the other party’s insolvency, dissolution or liquidation.

The HS-110 used in the inventor’s Phase 1, and in our Phase 2 clinical trial and HS-410 used in our Phase 1/2 clinical trial was and is currently manufactured under current good manufacturing practices, or cGMP. The vaccine is grown in large quantities, dispensed into individual doses, frozen in liquid nitrogen, and quality tested in compliance with FDA guidelines. The vaccine is irradiated, which is a commonly used attenuation process that eliminates the ability of the gp96-Ig-containing vaccine cell lines to replicate but allows them to continue secreting gp96-Ig for a period of several days. These batches of frozen, irradiated vaccine are stable for long periods of time, and are thawed immediately prior to administration to patients. Sufficient material to dose a subset of patients in the HS-110 Phase 2 study has already been produced, and preparations are underway to produce quantities required for trial completion and subsequent clinical trials. Sufficient material to complete the Phase 1 portion and part of the Phase 2 portion of the HS-410 Phase1/ 2 study has already been produced, and preparations are underway to produce quantities required for trial completion and subsequent clinical trials.

Competition

The pharmaceutical industry and biologics industry are each highly competitive and characterized by a number of established, large companies, mid-sized companies, as well as smaller companies like ours. If our competitors market products that are less expensive, safer or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. As a biotechnology company with cancer immunotherapy agents as s lead product candidates, we compete with a broad range of companies. At the highest level, cancer immunotherapy can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiology and chemotherapy but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly, Bristol-Myers Squibb, Merck and Co , Novartis, AstraZeneca/MedImmune, Johnson & Johnson, Pfizer, MerckGaA and Sanofi-Aventis, and more established biotechnology companies such as Roche/Genentech, Amgen, Celgene, and competing cancer immunotherapy companies such as Kite, Juno, Transgene, Dendreon, New Link Genetics, Agenus, NovaRx, Aduro Biotech, Immunocellular, Immunovaccine, Oncothyreon, Oxford Biomedica, Bavarian Nordic, Celldex and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

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

Many major pharmaceutical companies have at least one immunotherapy drug or therapeutic in development, either directly or in partnership with a smaller biotech firm. Some of our competitors that are developing competitive immunology drugs and therapeutics include Merck & Co, Roche/Genentech, Bristol Myers Squibb, Transgene, Oxford BioMedica; NewLink Genetics; Celldex/Pfizer; and Celgene.

The primary treatments for non-small cell lung cancer are surgery, radiation, chemotherapy and various combinations of each of these treatments. A large number of patients, particularly with advanced disease, are refractory to these treatments and are subsequently treated with a number of emerging biologic agents, including immunotherapy. Some examples of therapies commonly attempted with stage IIIB/IV NSCLC patients include: Alimta (pemetrexed), Avastin (bevacizumab), Tarceva (erlotinib), Gemzar (gemcitabine), Carboplatin, Taxol (paclitaxel), Taxotere (docetaxel), and Vinorelbine . It is unlikely that biologic agents will compete with more traditional therapies in the short-term, but many oncologists believe that such therapies will eventually become the mainstay of lung cancer therapy. None of these agents have proven particularly effective for stage IIIB/IV NSCLC patients, with the most effective therapies only increasing survival by a few months. As a result, we do not consider these agents to be direct competitors to HS-110 because they are likely to be given either in sequence or in conjunction with some of the agents listed. Furthermore, many patients cannot tolerate many of the chemotherapeutics listed. Thus, we believe if HS-110 has a positive safety profile (without observation of local or systemic toxicities, none of which have been seen to date), it is likely that HS-110 would be preferred both by physicians and patients in this stage of disease.

As previously stated we compete with other forms of cancer treatment such as biologic therapies in addition to immunology therapies. There are several biologic therapies in clinical development for NSCLC that have been identified as potential competitors to HS-110. In particular, a cell-based vaccine therapy, Lucanix, is in development by NovaRx. Lucanix has recently completed Phase 3 clinical trials and failed to reach the primary endpoint, although these data have yet to be formally published.

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

Grant Funding

To date, in excess of $14,000,000 in grants, have been awarded to the primary inventor of the technology we license to fund development of ImPACT™ technology and clinical trials upon which our clinical programs are based. We have little control over the direction of the National Institutes of Health, (“NIH”) grant funds that have been received by the primary inventor of the technology we license and since payment is made to the inventors as opposed to us we do not recognize any revenue from such grant funds nor do they fund any expenses that we incur. Although earmarked for further development of the technology that we license, any funds awarded to the primary inventor are used in his discretion and we have little control over his use of the funds. Our strategy is to continue to apply for grants that will enable us to leverage our core technology platform. In the past we have applied for grant funding from the NIH, Department of Defense, Cancer Prevention Research Institute of Texas and other public and private foundations to be used for our research and development activities. Our primary inventor also applies for academic grants to enhance the core technology platform. Grant funds received by our primary inventor are not utilized by us. Rather, these funds support our primary inventor's academic interests and may benefit us to the extent that these grants enable him to enhance the technology platform or generate additional data to support our programs. Currently, our primary inventor's academic grants are supporting the HS-110 NSCLC combination study as well as the HIV study. All other clinical programs, including our Phase 2 NSCLC study and our Phase 1/2 bladder cancer study are supported by us.

Previous Grant awards for development of ImPACT™

Grant Title	Granting Organization	Amount
Regulation of Anti-Tumor Immunity	NIH	$6,187,904
Molecular Mechanism of Anti-Tumor and Anti-Bacterial Cytotoxicity	NIH	$897,295
Mechanisms of mucosal protection by HPV-SIV and gp96-Ig-SIV vaccines	NIH	$2,000,000
Systemic and mucosal HIV-immunity by HSP-gp96 vaccines	NIH	$451,410
Induction of mucosal SIV immunity in non-human primates by secreted HSP-gp96	NIH	$2,124,733
Clinical Translation of Gene Therapy for Lung Cancer Award Recipient	Alliance for Cancer Gene Therapy	$1,000,000
Clinical Translation of Gene Therapy for Lung Cancer Award Recipient	State of Florida	$100,000
QTDP Grant	Dept. of Treasury	$244,479
Use of HS-110 as a Combination Therapy with Theophylline and Oxygen in Advanced Lung Cancer Patients –this trial was subsequently discontinued.	Marcus Foundation	$840,000

Intellectual Property

License Agreements and Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets and exclusive rights in our unique biological materials, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the strongest intellectual property protection possible for our current product candidates (ImPACT™ therapy) and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors - Risks Relating to Our Business – We have limited protection of our intellectual property.”

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

License Agreements

In July 2008, we entered into an exclusive license agreement with the University of Miami (the “University”) for intellectual and tangible property rights relating to our ImPACT™, technology. This license agreement was subsequently assigned to our subsidiary Heat Biologics I, Inc. which issued to the University shares of its common stock representing seven and one half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier. The license agreement grants Heat Biologics I, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the following patent-related rights:

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

As consideration for the rights granted in the license agreement, the licensee is obligated to pay the University upfront license fees, additional yearly and milestone payments and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, the licensee is obligated to pay the University (i) all past and future patent costs associated with the licensed patent-related rights; (ii) a license issue fee of $150,000; (iii) annual payments of $10,000 in 2010, 2011 and 2012, and $20,000 each year thereafter; (iv) a milestone payment of $250,000 by the earlier of May 31, 2017 or approval of a BLA for the lung cancer vaccine or for a cancer vaccine other than lung cancer; and (v) royalties equal to a percentage (in the low-to-mid single digits) of net sales of licensed products. The royalty rate is subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to the University equal to a percentage of what it would have been required to pay to the University had it sold the products under sublicense itself. In exchange for additional consideration, the University agreed to postpone the payment due dates of this license agreement.

In February 2011, our subsidiary, Heat Biologics I, Inc., entered into four additional exclusive license agreements with the University. The terms of each of these additional licenses run until all the patent-related rights licensed therein have expired, unless terminated earlier. In these additional exclusive license agreements, Heat Biologics I, Inc. obtained exclusive, worldwide rights to make, use or sell products covered under the following patent-related rights:

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

As consideration for the rights granted in these additional four license agreements, the licensee is obligated to pay the University certain upfront license fees, past and future patent costs and royalties based on net sales of commercialized products covered by the patent-related rights set forth above. No annual or milestone payments are required under any of these four additional license agreements. The upfront license fees for the Cancer Treatment Portfolio and the HIV/SIV Vaccine Portfolio license agreements are $10,000 and $50,000, respectively. No upfront license fees were required under the license agreements for the Allogeneic Cancer–Based Immunotherapy and the Heat Shock Protein GP96 portfolios. Under each of these four additional license agreements, the royalties are equal to a percentage (in the low-to-mid single digits) of net sales of products covered by the patent-related rights in the respective license agreements. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to the University equal to a percentage of what it would have been required to pay to the University had it sold the products under sublicense itself. Each of these additional license agreements also provides that the licensee will not have to pay more than the above-noted royalty rates and sublicense fees if more than one license from the University is required to sell products covered by the licensed patent-related rights. In exchange for additional consideration (including the requirement that Heat Biologics I, Inc. pay additional milestone payments of $25,000 before initiation of any Phase 3 clinical trials for products covered by any of the license agreements, and an additional payment equal to 18% annual interest on the amounts due or a note convertible into an equivalent value of shares in Heat’s Preferred Stock), the University agreed to postpone the payment due dates for each of these four additional licenses.

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

The patent rights in the Combination HIV/SIV Vaccine Portfolio are co-owned by the University and the National Institutes of Health (the “NIH”).  Heat Biologics I, Inc. has only licensed the University’s rights therein. The NIH’s rights in this portfolio have not been licensed by Heat Biologics I, Inc.  As consideration for the rights granted in this license agreement, the licensee is obligated to pay the University an upfront license fee, past patent costs, and royalties based on net sales on commercialized products covered by the patent-related rights set forth above. No annual payments are required under this license agreement.  The licensee is obligated to make milestone payments under this license agreement as follows: $50,000 upon completion of a phase I clinical trial, $100,000 upon completion of a phase II trial, $100,000 upon completion of a phase III trial, and $100,000 upon acceptance of a BLA by the FDA or its foreign equivalent. Under this license agreement, the royalties are equal to a percentage (low single digits) of net sales of products covered by the patent-related rights. This royalty rate is subject to reduction if additional license rights from third parties are required to commercialize licensed products.  In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to the University equal to a percentage of what it would have been required to pay to the University had it sold the products under sublicense itself. This license agreement also provides that the licensee will not have to pay more than the above sublicense fees or a royalty in the low-to-mid single digits if more than one license from the University is required to sell products covered by the licensed patent-related rights. The licensor has the right to terminate this license if the licensee has (i) not introduced, or at least use its best efforts to introduce, a licensed product in the commercial marketplace in the US, EU, or Japan by December 31, 2023; (ii) not otherwise exercise diligence to bring licensed products to market; or (iii) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it.

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

Under the above-described license agreements with the University, we have obtained exclusive rights to six different patent families. These families comprise six PCT applications, ten issued patents, three allowed patent applications, and forty-eight pending patent applications which cover the United States, Europe and Japan as well as several other countries having commercially significant markets. The six patent families associated with our ImPACT™ platform are:

“Recombinant cancer cell secreting modified heat shock protein-antigenic peptide complex.”

This family of patent filings relates to methods and compositions for enhancing an immune response. More particularly, the application describes the creation of a tumor cell therapy including a cancer cell that has been engineered to secrete a heat shock protein (gp96), and the use of such therapy to enhance an anti-tumor immune response. Within this family are one issued US patent, one pending US application, two issued Australian patents, one allowed Canadian patent application, three granted European patents (collectively validated in 28 countries), one issued Japanese patent, and one allowed Japanese patent application. Not including any patent term adjustments or extensions (e.g., for patent office delays or extensions/exclusivity periods provided for new drug approvals in the US and some foreign countries), the term for patents in this family extends until 2019.

“Heat Shock Protein gp96 Vaccination and Methods of Using Same”

This family of patent filings also relates to methods and compositions for enhancing an immune response. It further describes: (a) how intraperitoneal gp96-Ig administration increases recruitment of innate immune cells into the administration site, mediates proliferation of dendritic cells (DCs) and CD8 cells, and activates natural killer (NK) cells; (b) that gp96-Ig-secreting cell vaccines are more effective when gp96-Ig is continuously released; (c) that frequent gp96 immunizations can overcome tumor-induced immune suppression and retards tumor growth; and (d) that B cell depletion can enhance gp96-Ig -mediated recruitment of NK cells and retention of DCs in the administration site. Within this family are one issued Australian patent, and one pending application each in the U.S., Canada, Europe, Israel, India, South Korea, and Hong Kong. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2029.

“Allogenic Cancer Cell Based Immunotherapy”

This family of patent filings also relates to methods and compositions for enhancing an immune response. It further describes: (a) making vaccines cells allogeneic by expressing exogenous major histocompatibility complex (MHC) antigens; (b) B cell depletion to augment the effectiveness of the vaccines; and (c) the enhancement of anti-tumor immune responses using multiple immunizations less than two weeks apart. Within this family are one issued Australian patent, one issued U.S. patent, one granted European patent and one pending application each in the US, Canada, China, Europe, Israel, India, Japan, and South Korea. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2029.

“Cancer Treatment”

This family of patent filings contains results from a Phase 1 clinical trial of human subjects with cancer. Within this family are one pending application each in the U.S., Canada, Australia, China, Europe, India, Israel, Japan, South Korea and Hong Kong. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2031.

“HIV/SIV Vaccines to Generate Mucosal and Systemic Immunity” This patent family relates to the use of host cells that have been engineered to secrete a heat shock protein (gp96) to treat various chronic viral infections including those caused by HIV. Within this family are one issued Australian patent, one granted South African patent, two pending applications in the US, and one pending application Canada, China, Europe, India, the Philippines, Singapore, and Hong Kong. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2029.

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

In September 2014, we entered into an exclusive license agreement for a multiple myeloma cell line with Professor Kenneth Nilsson in Sweden for the production, sale and use for immunotherapy, including the prevention or treatment of disease with substances, synthetic or biologic, that modulate the immune response and specifically exclude the use of the said cell line for discovery of any other therapeutics. The term of the license is perpetual, unless terminated earlier by us or by Professor Kenneth Nilsson. As consideration for the rights granted in the license agreement, we paid an up-front license fee of $5,000 and are obligated to pay an annual maintenance fee of $3,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $30,000. In the license agreement, we agreed to pay royalties equal to a one-tenth of low single digit percentage of net sales of licensed products. In addition, we are obligated to make milestone payments of $12,000, $20,000 and $40,000 upon completion of a Phase 1, Phase 2 and Phase 3 trial and $100,000 upon the first commercial sale of a licensed product and $200,000 upon annual net sales of $100,000,000 or more. The license agreements provide that the licensor has the right to terminate the license should we cease to carry on our business, fail to make a required payment or otherwise materially breach or default in our obligations under the license agreement following the giving of notice and an opportunity to cure any such breach. There are no timelines to achieve the above milestones. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia.

In addition, we have entered into an agreement with the University of Miami in September 2014 for a cancer cell line where the University agreed not to license the cell line to third parties while we are in good standing and in compliance of our patent license agreements with the University relating to our ImPACT™ platform. There are no financial obligations on our part under the arrangement.

With enhanced internal research and development capabilities, we filed two provisional patent applications relating to compositions, methods and kits for the treatment of cancer in 2014.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the U.S. Food and Drug Administration, or the FDA. The Federal Food, Drug, and Cosmetic Act, (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,335,200, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $110,370 per product and $569,200 per establishment. These fees are typically increased annually.

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

On March 5, 2015, we were notified that the FDA granted FAST Track designation for HS-410 for the treatment of non-muscle invasive bladder cancer. We believe that this designation will expedite our development of HS-410.

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

Cell and tissue based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use. Products manufactured using the ImPACT™ technology meet this threshold and therefore are considered biological drugs. Manufacture of ImPACT™ products are subject to both cGTP and cGMP regulations for manufacturing quality. Marketing of these products in the US will require FDA approval under the BLA pathway as discussed above.

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

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level; however, the centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. There can be no assurance that the chosen regulatory strategy will secure regulatory approval on a timely basis or at all.

While we intend to market our products outside the United States in compliance with our respective license agreements, we have not made any applications with non-U.S. authorities and have no timeline for such applications or marketing.

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical and medicinal chemistry, manufacturing, clinical development and regulatory and quality assurance. We engage third parties on a limited basis to conduct portions of our preclinical research; however, we are not substantially dependent upon any third parties for our preclinical research nor do any of these third parties conduct a major portion of our preclinical research. Research and development expenses were $2,861,231 and $2,737,688 during the years ended December 31, 2014 and 2013, respectively.

Employees

As of March 27, 2015, we had a total of 15 employees, of which 14 are full-time employees and 1 is part-time. We believe our relationships with our employees are satisfactory. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

Legal Proceedings

There are currently no pending legal proceedings against the Company or its subsidiaries.

Item 1A.

Risk Factors

Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report on Form 10-K as a result of different factors, including the risks we face described below.

Risks Relating to our Company

We have had limited operations to date.

We are a clinical stage company and have had limited operations to date. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We have a limited operating history upon which to evaluate our ability to commercialize our products.

We are a clinical stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our products and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•

continuing to undertake pre-clinical development and successfully enroll patients in clinical trials;

•

participating in regulatory approval processes;

•

formulating and manufacturing products; and

•

conducting sales and marketing activities.

While various members of our management and staff have significant experience in conducting cancer trials, the Company, to date, has not successfully completed any clinical trials other than the Phase 1 portion of our Phase 1 /2 bladder cancer trial and has limited experience conducting and enrolling patients in clinical trials. Until recently, our operations have been limited primarily to organizing and staffing the Company, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials and preparing for our early clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We are substantially dependent on the success of our product candidates, HS-410 and HS-110 and we cannot provide any assurance that any of our product candidates will be commercialized.

To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidates, HS-410 and HS-110, for which we are currently conducting Phase 2 clinical trials. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur.  Before commercializing either product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Our inability to locate and enroll a sufficient number of eligible patients in our clinical trials for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials.  Our ability to enroll patients in trials is  affected by many factors out of our control including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

We currently have no product revenues and may not generate revenue at any time in the near future, if at all.

We currently have no products for sale and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA, and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, marketing, adverse event reporting and recordkeeping of our product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot commercialize our product candidates and will not have product revenues. For the foreseeable future, we will have to fund all of our operations from cash on hand, grants, our Square 1 Bank debt facility and, potentially, future offerings. We believe we have sufficient cash on hand to fund our current operating plans for the next 12 months. However, changes may occur that would consume our available capital, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation. Moreover, pre-clinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2014 and December 31, 2013, we incurred a net loss of ($12,243,211) and ($6,609,864), respectively. We have an accumulated deficit of ($24,135,447) through December 31, 2014. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on the market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

•

continue to undertake pre-clinical development and conduct clinical trials for product candidates;

•

seek regulatory approvals for product candidates;

•

implement additional internal systems and infrastructure; and

•

hire additional personnel.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses. As a result, we will need to generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities.

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

Risks Relating to our Business

If we do not obtain the necessary regulatory approvals in the United States and/or other countries we will not be able to sell our product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates or any product candidates we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA, demonstrating that the product candidate is safe, pure and potent, or effective for its intended use. This demonstration requires significant research including pre-clinical studies, as well as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. For example, the only clinical study of HS-110 completed to date was by the inventor of the technology that we license and showed evidence of an immune response in late-stage NSCLC patients exposed to HS-110. However, our current Phase 2 clinical trial of HS-110 will use doses and dosing regimens which have previously been tested in only 0 to 3 subjects, and will be conducted in patients with less advanced disease who may have different responses. In addition, immune response is not an acceptable regulatory endpoint for approval, and no actual clinical or tumor responses were observed in that study. Moreover, the HS-110 Phase 1 trial involved a small sample size, was not blinded and was sponsored by an individual who has a significant financial interest in the success of the product candidate. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

Our development program partially depends upon third-party researchers who are outside our control.

We are dependent upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new product candidates, if any, will be delayed if obtained at all. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

We will rely significantly on third parties to formulate and manufacture our product candidates.

We have developed certain experience in the formulation, development and/or manufacturing of biologics but do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. The investigational products for our Phase 2 clinical trials are manufactured by our contractors under current good manufacturing practices, (“cGMPs”) and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization.  We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials.  If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we will rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers with appropriate expertise and facilities is limited.

If we change manufacturers at any point during the development process or after approval we will be required to demonstrate comparability between the products made by the old and new manufacturers. If we are unable to do so, we may need to conduct additional clinical trials with product manufactured by the new manufacturer. For example, the manufacturer of the clinical trial material we intend to use for any future Phase 3 trials of HS-110 and of our commercial product, if approved, is a different manufacturer from the manufacturer of the inventor’s completed Phase 1 trial of HS-110 and the early portion of our initial Phase 2 trial of HS-110. Accordingly, it may be necessary to evaluate the comparability of the HS-101 produced by the two different manufacturers during the third stage of our Phase 2 trial of HS-110.

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

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or could also result in higher costs or deprive us of potential product revenues.

For each of our product candidates, we rely upon a single third party to manufacture and supply our drug substance. Any problems experienced by either of our third party manufacturers or their vendors could result in a delay or interruption in the supply of our product candidate to us until the third party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

For each of our product candidates we currently rely on third party manufacturers to purchase from their third party vendors the materials necessary to produce our product candidates and manufacture our product candidates for our clinical studies. If either of our third party manufacturers were to experience any prolonged disruption for our manufacturing we could be forced to seek additional third party manufacturing contracts, thereby increasing our development costs and negatively impacting our timeliness and any commercialization costs.

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

We have limited protection for our intellectual property.

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

If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Competitors may challenge the validity or scope of our patents or future patents we may obtain. In addition, our licensed patents may not provide us with a meaningful competitive advantage. We may be required to spend significant resources to monitor and police our licensed intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

The technology we license, our products or our development efforts may be found to infringe upon third-party intellectual property rights.

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

We rely on licenses to use various technologies that are material to our business and if the agreements were to be terminated or if other rights that may be necessary or we deem advisable for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

We have licensing agreements with certain universities granting us the right to use certain critical intellectual property. The terms of the licensing agreements continue until the end of the life of the last patent to expire. If we breach the terms of these licensing agreements, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones, using best efforts to introduce a licensed product in certain territories by certain dates, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain these licenses on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient revenues to meet the minimum royalties or developmental milestones required under our license agreements.

For the years ended December 31, 2015, 2016, and 2017 our minimum royalty obligations under our licensing agreements, required to be paid with the passage of time, are $33,000, $33,000, and $283,000, respectively, and thereafter through December 31, 2022, $33,000 per year. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments. The license agreements also provide for certain developmental milestones. No assurance can be given that we will meet all of the required developmental milestones. Any failure to make the payments or reach the milestones required by the license agreements would permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain these licenses, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

Political, economic and regulatory influences are subjecting the health care industry to potential fundamental changes that could substantially affect our results of operations. U.S. and foreign governments, for example, continue to propose and pass legislation designed to reduce the cost of healthcare. In some foreign markets, the government controls the pricing and profitability of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. It is uncertain whether or when any legislative proposals will be adopted or what actions federal, state, or private payers for health care treatment and services may take in response to any health care reform proposal or legislation. We cannot predict the effect health care reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on our business. These actual and potential changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. In addition, uncertainly remains regarding proposed significant reforms to the U.S. health care system.

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

Certain of our officers are currently working for the Company on a part-time basis. One such officer also works at other jobs and has discretion to decide what time he devotes to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

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

•

complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

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

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate does not improve or continues to deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

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

As of March 27, 2015, our officers and directors together beneficially own approximately 28.0% of our outstanding common stock on a fully diluted basis. Mr. Wolf, our Chairman of the Board and Chief Executive Officer, alone through his direct and indirect holdings beneficially owns approximately 16.4% of our outstanding common stock on a fully diluted basis. As a result, Mr. Wolf, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan (the “2009 Plan”). In 2014, we adopted a 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). As of December 31, 2014, awards for 1,018,590 shares of common stock have been granted under the 2009 Plan and the 2014 Plan and there were 68,872 shares of common stock remaining available for grant under these plans. In addition, as of December 31, 2014, we have 17,392 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt which excludes 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to stockholders of such companies.

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

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

We have identified a material weakness in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified a material weakness in our internal controls with respect to our financial statement closing process of our consolidated financial statements for the year ended December 31, 2014. Our management discovered an effective oversight by those in charge of governance resulted in insufficient controls over timely financial statement preparation and review.

We have begun to take actions that we believe will substantially remediate the material weakness identified. In response to the identification of our material weakness, we: (i) have retained additional personnel including a controller, (ii) are in the process of establishing a review process for key aspects of our financial reporting process, and (iii) will seek to establish better operating controls and involve our board of directors in our internal controls process, which will involve establishing formal procedures to communicate deficiencies in internal controls on a timely basis, and encourage our board of directors to more actively participate in guiding management as it relates to internal control matters. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our management, including our Chief Executive Officer and Controller, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

As of March 27, 2015 we have 8,394,456 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

Our shares of common stock are from time to time thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We believe that the proceeds we received from the sale of the shares in our initial public offering, our recent public offering and our private placement will provide us with sufficient working capital for at least the next twelve months. Thereafter, we expect to require additional funds in the future to conduct additional clinical trials. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing, including under our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. may dilute an investor's equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

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

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or the minimum stockholder’s equity requirement, the NASDAQ Capital Market may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts, including those affiliated with our underwriters, establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage following this offering, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

Our management team may invest or spend the proceeds of our recent offering in ways with which stockholders may not agree or in ways which may not yield a significant return.

Our management will have broad discretion over the use of proceeds from our recent public offering and additional future financings. The net proceeds from the recent public offering will be used for general corporate purposes, which may include, among other things, increasing our working capital, funding research and development, clinical trials, vendor payables, potential regulatory submissions, hiring additional personnel and capital expenditures.  Our management will have considerable discretion in the application of the net proceeds, and stockholders will not have the opportunity to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not improve our operating results or enhance the value of our common stock.

Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.

This issuance of shares of common stock in our recent public offering could result in resales of our common stock by our current stockholders concerned about the potential dilution of their holdings.  In turn, these resales could have the effect of depressing the market price for our common stock.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Facilities

Our executive offices are located at 801 Capitola Drive, Durham, North Carolina 27713. On January 24, 2014 we entered into a five year lease for 5,303 square feet of office and laboratory space for monthly rent of $10,341 exclusive of payments required for maintenance of common areas and utilities. On September 30, 2014 the lease was amended to expand the premises by an additional 676 square feet for a total of 5,979 square feet for a monthly rent of $11,638. Based on our current operational plans, we believe that such facilities are adequate for our operations for the near future. Prior to January 2014, we leased approximately 2,111 square feet of office space for monthly rent of $4,046.

Item 3.

Legal Proceedings

None.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the NASDAQ Capital Market under the symbol “HTBX” since July 29, 2013. Prior to that time, there was no public market for our common stock.  The following table states the range of the high and low sales prices of our common stock for the last two calendar quarters during the year ended December 31, 2013 and the year ended December 31, 2014. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NASDAQ on March 24, 2015 was $6.79 per share. As of March 27, 2015, there were approximately 30 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2013
Third quarter	$13.50	$9.01
Fourth quarter	$15.29	$7.01
YEAR ENDED DECEMBER 31, 2014
First Quarter	$9.29	$6.09
Second Quarter	$6.80	$3.95
Third Quarter	$6.98	$3.81
Fourth Quarter	$7.31	$3.89

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	581,842	$4.17	5,620
2014 Equity Incentive Plan	436,748	$6.21	63,252
Equity compensation plans not approved by security holders	—	—	—
Total	1,018,590	$5.04	68,872

Subsequent to year-end, we issued Anil Goyal, Taylor Schreiber and Jeff Wolf options exercisable for 12,500, 10,000, and 12,500 vesting pro rata on a monthly basis over four (4) years as part of their 2014 bonus.

Recent Sales of Unregistered Securities

All sales of unregistered securities have been previously reported.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report on Form 10-K.

Use Of Proceed From Registered Securities

In connection with our initial public offering in July 2013, we sold 2,700,000 (including the 200,000 over-allotment option shares) shares of our common stock at a price of $10.00 per share. Aggregate gross proceeds from the initial public offering, were $27 million and net proceeds received after underwriting commissions and offering expenses of $2.7 million were approximately $24.3 million. As of December 31, 2014, of the net proceeds raised in our initial public offering, approximately $14.5 million has been used for working capital purposes, including fixed asset purchases.  There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act other than as previously reported.

Item 6.

Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

OVERVIEW

We are a biopharmaceutical company engaged in developing novel allogeneic, “off-the-shelf” cellular therapeutic vaccines to combat a wide range of cancers and infectious diseases. Our proprietary ImPACT™ Immune Pan Antigen Cytotoxic Therapy has been designed to deliver live, genetically-modified, irradiated human cells which secrete a broad spectrum of disease-associated antigens together with a potent immune response stimulator called “gp96.” The secreted antigen-gp96 complexes educate and activate a patient’s immune system to recognize and kill diseased cells. In cancer patients our ImPACT™ therapy is designed to generate anti-cancer immune responses by mobilizing and activating cytotoxic “killer” T cells that target multiple cancer antigens, thus harnessing a patient’s own immune system to fight cancer.

Unlike autologous or “personalized” therapeutic vaccine approaches which require extraction and processing of cancer or blood from each individual patient, our ImPACT™  therapeutic vaccines use a do not require custom manufacturing.  Rather our vaccines are made using existing human cell lines which can be mass-produced for immediate use in all patients with the same disease. As such, we believe our off-the-shelf, immunotherapy approach offers logistical, manufacturing and cost benefits compared to one-off autologous patient-specific approaches.

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in which we received gross proceeds of $27 million, and our recent public offering that was completed on March 16, 2015 (the “Offering”) of 1,886,000 shares of our common stock at a closing price of $6.50 per share for gross proceeds of $12.3 million and net proceeds to us of approximately $11.1 million. As of December 31, 2014, we had an accumulated deficit of ($24,135,447). We had net losses of ($12,243,211) and ($6,609,864) for the years ended December 31, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash will enable us to fund our current operating plan for at least 12 months. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Stock-based compensation, and

•

Research and development costs

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. As a newly public company we do not have sufficient history to estimate the volatility of our common stock, therefore we have elected to utilize a peer group of similar publicly traded companies for which the historical information is available. We estimate the expected life of our option using the simplified method. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.

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

Recent Accounting Pronouncements

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 and 2013

Revenues

To date, our revenues have been entirely comprised of grant awards. There were no grant awards in 2014 and 2013. We will continue our efforts to secure future grant funding to subsidize ongoing research and developments costs.

Operating Expenses

Total operating expenses for the year ended December 31, 2014 (the “2014 Period”) increased 86% to $12,186,927 compared to $6,564,641 for the year ended December 31, 2013 (the “2013 Period”).  Operating expenses are primarily comprised of research and development, clinical and regulatory and general and administrative expenses. For the 2014 Period, research and development expenses were $2,861,231, clinical and regulatory expenses were $5,348,091 and general and administrative expenses were $3,977,605 as compared to research and development expenses of $2,737,688, clinical and regulatory expenses of $1,397,157 and general and administrative expenses of $2,429,796 for the 2013 Period.  For the year ended December 31, 2014, research and development expenses represented approximately 23% of operating expenses, clinical trials and regulatory represented approximately 44% of operating expenses, and general and administrative expenses represented approximately 33% of operating expenses. For the year ended December 31, 2013, research and development expenses represented approximately 42% of operating expenses, clinical trials and regulatory represented approximately 21% of operating expenses, and general and administrative expenses represented approximately 37% of operating expenses.

Research and development expense.

Research and development expense for the 2014 Period increased 5% to $2,861,231 compared to $2,737,688 for the 2013 Period. The $123,543 increase from the 2013 Period to the 2014 Period is primarily related to an increase of $286,111 in patent legal fees associated with licenses. Salaries and compensation related expense increased by $252,350 due to hiring over the course of the year. Administrative and allocated expense related to the expansion of the lab during 2014 increased by $206,417. Depreciation related to the lab facility was $59,719 compared to no expense in 2013. Travel expenses increased by $21,217 year over year. These increases were offset by $702,271 in pre-manufacturing costs as we began manufacturing clinical trial batches.

Clinical and regulatory expense.

Clinical and regulatory expense for the 2014 Period increased 283% to $5,348,091 compared to $1,397,157 for the 2013 Period. The $3,950,934 increase from the 2013 Period to the 2014 Period resulted from an increase of $1,955,309 in clinical trial execution, $1,183,959 in payments to investigators, specimen management and other clinical trial expenses, and $395,851 in drug development and manufacturing related to our clinical trials. Salaries and compensation related expenses for our clinical and research staff increased by $214,168 as we hired employees to support our clinical trials. Travel costs increased by $76,492 related to attendance at conferences. Administrative and allocated expense related to expanded headcount increased by $86,420. Additionally we established an Australian subsidiary and incurred goods and services tax of $38,735.

General and administrative expense.

General and administrative expense for the 2014 Period increased 64% to $3,977,605 compared to $2,429,796 for the 2013 Period. The $1,547,809 increase from the 2013 Period to the 2014 Period is primarily attributable to an increase in personnel costs of $786,595, including non-cash, stock-based compensation of $277,473. The increase in personnel costs is primarily related to an increase in pay to certain key employees.  Additionally, public company expenses increased by $825,782 which include professional services such as accountants, attorneys and insurance due to the increased risk management requirements of a public company. Tax expense increased by $106,470 primarily as a result of increased franchise taxes due to the Company’s becoming public. Additionally, travel costs increased by $226,695 from the 2013 Period to the 2014 Period as the Company executives attended more conferences. These increases are offset by a decrease of $315,656 in patent, license and trademark fees as much of that work was performed in 2013, and the Company merely maintained these assets in 2014. Additionally, facilities costs related to general and administrative expenses decreased by $82,077 in the 2014 Period as compared to the 2013 Period as these costs were allocated to other departments.

Interest income

Interest income increased to $40,570 for the 2014 Period from $10,068 for the 2013 Period. The $30,502 increase is due to the Company’s increased cash balance that has been invested in various short-term financial instruments that generated interest income during 2014.

Interest expense

Interest expense decreased to $73,354 for the 2014 Period from $79,119 for the 2013 Period.  In the 2013 Period, the Company had outstanding debt accruing interest for the majority of the year, while in the 2014 Period the Company only had outstanding debt from the end of August through the end of the year. The 2014 Period also includes the amortization of the debt discount and deferred financing fees.

Net loss attributable to common stockholders

The Company had a net loss attributable to common stockholders of $11.8 million, or ($1.83) per basic and diluted share for the year ended December 31, 2014 compared to a net loss of $9.1 million, or ($2.42) per basic and diluted share for the year ended December 31, 2013.

BALANCE SHEET AS OF DECEMBER 31, 2014 AND 2013

Investments, held to maturity (net)

Investments held to maturity (net) decreased to $10,698,982 for the 2014 Period from $17,297,165 for the 2013 Period.  The decrease was primarily due to cash used in our operating activities.

Prepaid expenses.

Prepaid expenses were $863,227 as of December 31, 2014 compared to $1,066,638 as of December 31, 2013. The decrease of $203,411 was due primarily to a reduction in the amount paid in advance for clinical trial related costs.

Accounts Payable.

Accounts payable was $1,367,426 as of December 31, 2014 compared to $651,917 as of December 31, 2013. This increase of $715,509 was primarily related to an increase of volume as we increased activity related to clinical trials.

Accrued Expenses.

Accrued expenses was $805,968 as of December 31, 2014 compared to $503,050 as of December 31, 2013. The increase of $302,918 was primarily related to $126,988 increase for clinical trials, $124,775 increase for employee bonuses and related benefits due to expanded headcount, and $51,155 increase for accrued rent for office and laboratory facility.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any net income. Since our inception in June, 2008, we have financed our operations principally through private placements (including our prior and recent loan from Square 1 Bank described below) and through our initial public offering, which we closed in July, 2013 and the closings of the partial exercises of the underwriter’s over-allotment option, which we closed in August 2013 and September 2013. The total gross proceeds raised from the offering and over-allotment option were $27 million, before underwriting discounts and commissions and other offering expenses payable by the Company for net proceeds of approximately $24.3 million. In August 2014, the Company entered into a secured loan with Square 1 Bank (“Loan”). The Loan provides the Company with a term loan in the aggregate principal amount not to exceed $7,500,000 to be used to supplement working capital. The Loan is available to the Company in four tranches:  $1,500,000 was released August 2014 (“Tranche 1 Loan”), $1,500,000 was released to the Company in December 2014, upon its enrollment of its first patient in its the Phase 2 clinical trial for HS-110 (“Tranche 2 Loan ”), $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before June 30, 2015 of evidence satisfactory to it of the initiation and continuation of the ImPACT™ cell line for a third indication (“Tranche 3 Loan”) and $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before October 31, 2015 of evidence satisfactory to it of the full enrollment of our Phase 1/2 clinical trial for HS -410 (“Tranche 4 Loan”).  We filed a shelf registration statement on Form S-3 where we may sell securities from time to time and in one or more offerings up to a total dollar amount of $50 million of securities. On October 23, 2014, the shelf registration statement was declared effective by the SEC.  In October 2014, we entered into an ATM with Cantor Fitzgerald & Co.  To date, we have not sold any shares of common stock under the ATM. In March 2015, we completed an offering (the “Offering”) of 1,640,000 shares of our common stock, and 246,000 additional shares of our common stock to cover over-allotments at an offering price of $6.50 per share. The net proceeds were approximately $11.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We believe that the proceeds we received from our initial public offering, the Offering and the Loan will provide us with sufficient working capital to fund our current operating plans and capital expenditure requirements for at least 12 months. Thereafter, we expect to require additional funds in the future to conduct additional clinical trials. As of December 31, 2014, we had $14,514,415 in cash and cash equivalents, short term investments, and restricted cash.

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

Investing activities.  Cash provided by investing activities in the 2014 Period included purchase of property and equipment as well as the proceeds from maturities and purchase of various short-term investments while in the 2013 Period the use of cash was primarily for the purchase of short-term investments.

Financing activities.  Cash provided by financing activities during the 2014 Period was approximately $3.0 million related to the proceeds from the Loan and the exercise of stock options.  During the 2013 Period, cash provided by financing activities was approximately $28.3 million related to the initial public offering, partial exercises of the over-allotment option as well as the exercise of options.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Current and Future Financing Needs

We have incurred an accumulated deficit of $24,135,447 through December 31, 2014. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Our existing cash and short-term investments along with the term Loan will enable us to fund our current operating plan and capital expenditure requirements for at least the next 12 months. Thereafter, we intend to meet our financing needs through the issuance of equity or debt and/or funding from partnerships or collaborations.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity (including through the ATM) or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. Other than the Loan which requires that we meet certain milestones in order to obtain funding, we do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2015 through 2019 as of December 31, 2014.

	Year ended December 31,
	2015	2016	2017	2018	2019	Total
License Agreements	$33,000	$33,000	$283,000	$33,000	$33,000	$415,000
Principal repayments on term loans	397,465	1,223,502	1,223,502	155,531	—	3,000,000
Interest payments on term loans	189,490	130,404	52,539	1,119	—	373,552
Lease Agreements	192,833	218,271	224,282	231,010	194,401	1,060,797
Total	$812,788	$1,605,177	$1,783,323	$194,400	$227,401	$4,849,349

Additional In-Licensed Programs

We may enter into additional license agreements relating to new product candidates.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.

Financial Statements and Supplemental Data

See pages F-1 through F-26.

Item 9.

Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and Controller, acting as our principal financial and accounting officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weakness discussed in “Risk Factors” in Part I Item 1A of this Report. Risk Factors to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2014, our internal controls over financial reporting were not effective based on those criteria. We have identified a material weakness in our internal controls with respect to our financial statement closing process of our consolidated financial statements for the year ended December 31, 2014. Our management discovered an effective oversight by those in charge of governance resulted in insufficient controls over timely financial statement preparation and review.

We have begun to take actions that we believe will substantially remediate the material weakness identified. In response to the identification of our material weakness, we: (i) have retained additional personnel including a controller, (ii) are in the process of establishing a review process for key aspects of our financial reporting process, and (iii) will seek to establish better operating controls and involve our board of directors in our internal controls process, which will involve establishing formal procedures to communicate deficiencies in internal controls on a timely basis, and encourage our board of directors to more actively participate in guiding management as it relates to internal control matters. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our management, including our Chief Executive Officer and Controller, acting as our principal financial and accounting officer does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting

We have remediated the material weakness previously disclosed related to the design of monitoring controls used to assess the design and operating effectiveness of our internal control. The actions taken include, amongst others, (i) installing a new accounting system which allows us to implement appropriate procedures and processes necessary for adequate controls (ii) implementing month end and period end closing procedures and review processes for key aspects of our financial reporting process, (iii) designing, documenting and implementing policies and procedures; and (iv) instituting formal procedures for accounting for options.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)  occurred during our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.

Other Information

On March 24, 2015, our board of directors determined to hold our 2015 Annual Meeting of Stockholders (the “Annual Meeting”) on July 23, 2015. The record date, time and location of the Annual Meeting will be as set forth in our proxy statement for the Annual Meeting. Because the date of the upcoming Annual Meeting is more than 30 days after the anniversary of the 2014 Annual Meeting, proposals to be included in our proxy statement for the Annual Meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received on or before April 20, 2015. Shareholders must deliver the proposals or nominations to our principal executive offices at the following address: Heat Biologics, Inc., Attn: Corporate Secretary, 801 Capitola Drive, Bay 12 Durham, NC 27713.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	51	Chairman, Chief Executive Officer and Director	2008
Stephen J. DiPalma	56	Interim Chief Financial Officer	2015

Anil K. Goyal Ph.D.	51	Vice President of Business Development	2013
Melissa Price Ph.D.	41	Vice President of Clinical and Regulatory Affairs	2013
Taylor Schreiber	35	Vice President of Research and Development	2014
John Monahan, Ph.D.	68	Director	2009
Paul Belsky, MD	58	Director	2009
Michael Kharitonov, Ph.D.	51	Director	2009
Edward B. Smith	39	Director	2009
Louis C. Bock	50	Director	2013

All of the officers listed above are full-time employees of the Company other than Mr. DiPalma, our interim CFO who works on a part-time basis.

Jeffrey Wolf, Chairman and Chief Executive Officer

Mr. Wolf founded Heat Biologics in August, 2008. Prior to founding Heat, from June 1997 to March 2011, Mr. Wolf has served as managing director at Seed-One Ventures, LLC a  venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, a gene therapy company where he was a co-founder and director; TyRx Pharma, a company focused on the development of bio-compatible polymers where he was a co-founder and Chairman; EluSys Therapeutics, a company focused on the development of a novel technology to remove blood-borne pathogens where he was a co-founder, Chairman and Chief Executive Officer; and GenerationOne, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Synthetic Biologics, Inc., a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and other diseases.

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

Stephen J. DiPalma, Interim Chief Financial Officer

Mr. DiPalma brings more than 25 years of experience in life sciences and healthcare, including founding two start-ups, working with venture-backed companies, subsidiaries of Fortune 100 firms and publicly traded companies, and his work as a Managing Director with Danforth Advisors, LLC clients. Previously, he served as the CFO of two public companies, and as CFO, Chief Operating Officer (“COO”), CEO or Director of eight privately held companies, in addition to his consulting clients. Mr. DiPalma participated in the successful reorganization of Cambridge Biotech from Chapter 11 bankruptcy protection into Aquila BioPharmaceuticals, led the effort to take RXi Pharmaceuticals public, and has extensive experience in international fund raising and corporate structuring. He was formerly Chairman of the Board of Cognoptix Inc., and is on the Board of Directors of Phytera, Inc. Mr. DiPalma received his M.B.A. from Babson College and his B.S. from the University of Massachusetts-Lowell.

Anil Goyal, Ph.D., Vice President of Business Development

Dr Goyal joined Heat Biologics in December 2013 as Vice President of Business Development of the Company. Prior to joining Heat Biologics, Dr. Goyal served as President and Chief Executive Officer of Qualiber, Inc., a company which he co-founded, from April 2010 until December 2013 and Managing Director of OpenDoors Group, LLC, a company he founded, from August 2008 until December 2013. From January 2009 until January 2010, Dr. Goyal served as the Vice President of Business Development at Optherion, Inc. and from January 2003 until January 2008 he served as Vice President of Business Development of Serenex, Inc., an oncology company that was acquired by Pfizer. Prior thereto, he served in various key management and development positions at Millennium Pharmaceuticals, Genome Therapeutics Corporation and Merck & Co.

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

Taylor H. Schreiber Ph.D., Vice President of Research and Development

Dr. Schreiber joined Heat Biologics in March 2014 as Vice President of Research and Development. Dr. Schreiber is the co-inventor of significant elements of the Company’s ImPACT™ Technology platform and has been intimately involved in the progression of gp96 heat shock protein immunotherapy both as a Ph.D. researcher and as a post-doctoral fellow in the laboratory of Eckhard Podack, M.D., Ph.D., the inventor of Heat’s ImPACT™ Technology platform.  Dr. Schreiber joins the Company after completing the M.D. / Ph.D. program at the University of Miami Miller School of Medicine, which he attended from 2004 until February 2014. In 2010, Dr. Schreiber received his Ph.D. degree from the Sheila and David Fuente Program in Cancer Biology at the University of Miami Miller School of Medicine after completing the four year Ph.D. program. Following his degree, Dr. Schreiber completed a post-doctoral fellowship with Dr. Eckhard Podack, M.D., Ph.D. studying the immunobiology of TNFRSF25 from 2010-2012. Dr. Schreiber received the best overall research award at the National Student Research Forum in 2008 and was nominated as a Future Leader in Cancer Research by the American Association for Cancer Research in 2011. Dr. Schreiber is an emerging expert in the field of tumor immunology and TNFRSF25 biology.

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

Louis C Bock, Director

Louis C. Bock was a Managing Director of Scale Venture Partners, a venture capital firm, until June 2014. Mr. Bock joined Scale Venture Partners in September 1997 from Gilead Sciences, Inc., a biopharmaceutical company where he worked from September 1989 to September 1997. Prior to Gilead, he was a research associate at Genentech, Inc. from November 1987 to September 1989. He currently serves as a director of the following publicly traded companies: Orexigen Therapeutics, Inc., for which he also serves as a member of the Audit and Nominating and Governance committees, and Zogenix, Inc., for which he also serves as a member of the Audit, Compensation and Nominating and Governance committees. In addition, Mr. Bock serves on the board of directors of the following privately-held companies: Molecular Templates, CardioKinetix and Powervision and also serves on the board of directors of Arizona Technology Enterprises, LLC, a non-profit organization. Mr. Bock is responsible for Scale Venture Partners’ investment in Seattle Genetics, Inc. In the past five years, Mr. Bock has also served as a member of the boards of directors of the following publicly traded companies: diaDexus Inc and Horizon Pharma, Inc. Mr. Bock received his B.S. in Biology from California State University, Chico and an M.B.A. from California State University, San Francisco.

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

Michael Kharitonov, Ph.D., Director

Dr. Kharitonov is a high technology entrepreneur and computer scientist whose areas of expertise include advanced computer and communication technologies and quantitative finance. Dr. Kharitonov is a founder and CEO of Voleon Capital Management LP, an investment management firm. Dr. Kharitonov was a co-founder and former Chairman and CEO of Netli, Inc., a successful Silicon Valley startup that pioneered the development of Application Delivery Networks. Under Dr. Kharitonov’s leadership Netli raised over $20 million in venture financing from a number of Silicon Valley’s best known venture capital firms. In 2007 Netli was acquired by Akamai Technologies (NASDAQ: AKAM). Dr. Kharitonov also served as a Vice President of D. E. Shaw and Co., an investment firm known as one of the most quantitatively advanced and computerized securities trading firms in the world. Dr. Kharitonov holds a Ph.D. degree from the Department of Computer Science at Stanford University. At Stanford he was awarded a Hertz Fellowship and was a winner of several scholarly awards. He also holds a B.A. in Computer Science and Mathematics with highest honors from University of California at Berkeley.

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

Edward B. Smith, Director

Since January 2015, Mr. Smith has been the Chief Executive Officer of Z Trim Holdings Inc. (“Z Trim”) (OTC:ZTHO), a manufacturer of environmentally friendly agricultural functional ingredients and has been a board member of Z Trim since 2009.  Since January 1, 2015, Mr. Smith has also been Managing Member of Aristar Capital Management, LLC, a New York-based investment firm founded in 2015.  From April 2005 through December 2014 Mr. Smith served as the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. He is currently a Director of Z Trim Holdings Inc. (OTC:ZTHO), a manufacturer of environmentally friendly agricultural functional ingredients.

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

Scientific Advisory Board and Clinical Advisory Board

In addition to our Board, we also have a scientific advisory board comprised of six individuals and a Clinical Advisory Board comprised of five individuals. The Scientific Advisory Board is responsible for providing scientific advice and for assessing the scientific progress of our research and development efforts. The clinical advisory board works with our clinical team to design and guide our clinical trials.We have entered into written agreements and confidentiality agreements with all of our members. The members of our Scientific Advisory Board are compensated for their services. Drs. Allison, Stebbing and Nemunaitis are each entitled to receive $1,500 per board meeting in addition to a reimbursement for travel and related. In addition, Drs. Allison, Stebbing and Von Hoff each received options to purchase 15,000 shares of our common stock, which options vest over a four year period. Dr. Von Hoff is entitled to receive $4,000 per onsite advisory board meeting, $2,000 per telephonic meeting and an hourly rate of $500 per hour for consultative discussions with management. Dr. Podack is entitled to receive $7,500 per month not to exceed $25,000 per year for consulting services per University of Miami policy.

Eckhard Podack, M.D., Ph.D., Chairman, Scientific and Clinical Advisory Board

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

John Nemunaitis, M.D., Clinical Advisor

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

We currently have: (i) an audit committee comprised of Dr. Monahan, Mr. Smith, and Mr. Bock, each of whom are deemed to be independent in accordance with the NASDAQ definition of independence as well as qualify as “audit committee financial experts” as that term is used in Item 407 of Regulation S-K; (ii) a compensation committee comprised of Dr. Belsky, Dr. Monahan and Dr. Kharitonov, each of whom is deemed to be independent in accordance with the NASDAQ definition of independence; and (iii) a nominating and corporate governance committee comprised of Dr. Belsky, Dr. Kharitonov and Mr. Smith.

Leadership Structure

Our Chief Executive Officer also serves as our Chairman of the Board. Our Board does not have a lead independent director. Our board of directors has determined its leadership structure was appropriate and effective for us given our stage of development.

2014 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2014 regarding the compensation of our directors who at December 31, 2014 were not also named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Other Compensation	Total
Paul Belsky, MD	$35,000	$23,579	$—	$58,579
Louis Bock	$32,000	$23,579	$—	$55,579
Michael Kharitonov, Ph.D.	$37,000	$23,579	$—	$60,579
John Monahan, Ph.D.	$37,000	$23,579	$—	$60,579
Edward Smith	$35,000	$23,579	$—	$58,579

————————

(1)

In accordance with ASC 718 for the financial statement reporting purposes for stock options, the amounts in the “Option Awards” column reflect the fair value of 6,483 options granted on June 11, 2014 to each individual director with 100% vesting of the grant on the vesting commencement date of the following year, subject to remaining on the Board of Directors The fair value of the options was determined using the Black-Scholes-Merton model.

As of December 31, 2014 the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
Paul Belsky, MD	33,441
Louis Bock	28,223
Michael Kharitonov, Ph.D.	41,050
John Monahan, Ph.D.	41,050
Edward Smith	33,441

Following our successful initial public offering and in light of the additional responsibilities being undertaken by our board members due to our transition to a public company, our Compensation Committee conducted an evaluation of the compensation of the members of our board of directors.  In order to aid its decision- making, the Compensation Committee considered the compensation practices and the competitive market for directors at companies with which we compete for personnel and an independent compensation advisor was retained to conduct a study of our peer group compensation. Based substantially upon the results of the study, commencing January 2014, directors who are not employees receive an annual cash fee of $25,000 as well as a cash fee of $5,000 for each committee on which they serve and the Chairman of the Audit and Compensation Committees receive an additional $2,000. Upon election to the Board, each non-employee director receives a grant of stock options exercisable for 21,740 shares of common stock vesting over four years having an exercise price equal to the fair market value of the common stock on the date of the grant.  Each nonemployee director also receives an annual option grant on the date of the Annual Meeting of Stockholders having a value of $25,000 on such date, which for 2014 resulted in the issuance of options exercisable for 6,483 shares of common stock to each non-employee director.

Item 11.

Executive Compensation

Set forth below is the compensation paid or accrued to our executive officers during the years ended December 31, 2014 and December 31, 2013 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options	Other (1)	Total
Jeffrey Wolf	2014	$381,893	$127,500 (2)	$346,600	$12,108	$868,101
Chairman and CEO	2013	$250,000	$125,000 (3)	—	$11,472	$386,472

Matt Czajkowski	2014	$162,500	$ 40,500 (2)	$ 73,300	—	$276,300
Former Chief Financial Officer(4)	2013	$ 65,645	$ 13,125 (3)	$277,970	—	$356,740

Anil Goyal	2014	$219,975	$ 49,500 (2)	$257,880	—	$527,355
Vice President of Business Development

Melissa Price	2014	$210,000	$ 47,250 (2)	$ 43,870	—	$301,120
Vice President of Clinical and Regulatory Affairs	2013	$ 52,500	$ 10,000 (3)	$538,400	—	$600,900

Taylor Schreiber	2014	$174,411	$ 39,483 (2)	$191,300	$ 2,567	$407,761
Vice President of Research and Development

———————

(1)

Represents payment for health insurance.

(2)

This bonus was accrued in 2014 and paid in 2015.

(3)

This bonus was accrued in 2013 but paid in 2014.

(4)

Mr. Czajkowski resigned as our Chief Financial Officer effective March 15, 2015.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2014)

Name and Principal Position	Number of securities underlying unexercised options/ exercisable	Number of securities underlying unexercised options/ unexercisable	Option exercise price	Option expiration date
Jeffrey Wolf	10,965 (1)	—	$ 2.30	12/18/2019
Chairman and CEO	108,696 (1)	—	$ 0.71	4/7/2016
	—	100,000 (2)	$ 8.62	6/11/2024

Matt Czajkowski	20,244 (3)	18,120	$ 8.81	5/15/2023
Former Chief Financial Officer	2,083 (4)	7,917	$ 8.62	1/17/2024

Anil Goyal	10,000 (5)	30,000	$ 7.58	12/16/2023
Vice President of Business Development

Melissa Price	15,625 (6)	34,375	$12.57	10/1/2023
Vice President of Clinical and Regulatory Affairs	416 (7)	9,584	$ 5.30	10/15/2024

Taylor Schreiber	10,415 (8)	39,585	$ 4.57	6/11/2024
Vice President of Research and Development

———————

(1)

All shares are fully vested as of December 31, 2013.

(2)

Issued on June 11, 2014, these options vest over a two year period and will be fully vested in January 2017.

(3)

Issued on May 15, 2013, these options vest over a 36 month period and will be fully vested in May 2016. Mr. Czajkowski resigned as our Chief Financial Officer effective March 15, 2015. As of March 15, 2015, Mr. Czajkowski had 23,441 vested options which are exercisable up to the ten year anniversary of the date of grant and 12,786 unvested options which vested fully at the time of his resignation and are exercisable for 90 days after March 15, 2015.

(4)

Issued on January 17, 2014, these options vest over a 48 month period and will be fully vested in February 2018. Mr. Czajkowski resigned as our Chief Financial Officer effective March 15, 2015. As of March 15, 2015, Mr. Czajkowski had 2,708 vested options which are exercisable up to the ten year anniversary of the date of grant and 2,500 unvested options which vested fully at the time of his resignation and are exercisable for 90 days after March 15, 2015.

(5)

Issued on December 16, 2013, these shares vest over a 48 month period and will be fully vested in December 2017.

(6)

Issued on October 1, 2013, these shares vest over s 48 month period and will be fully vested in September 2017.

(7)

Issued on October 15, 2014, these shares vest over a 48 month period and will be fully vested in October 2018.

(8)

Issued on June 11, 2014, these shares vest over a 46 month period and will be fully vested in February 2018.

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

On December 18, 2009, we entered into an employment agreement with Jeffrey Wolf to act as our Chief Executive Officer, which was amended on November 22, 2011, and further amended on January 20, 2014. Mr. Wolf receives an annual base salary of $395,000 per year. He also may receive, at the sole discretion of the board, additional performance-based bonuses equal to up to 50% of this then outstanding base salary at the end of each year. Upon execution of the agreement, Mr. Wolf was issued options exercisable for 119,661 shares of our common stock. In addition, he is to receive certain options to purchase 2% of our fully diluted equity at an exercise price equal to the then current market price if our stock is traded on a nationally recognized exchange or NASDAQ and our market capitalization is at least $250 million for at least 5 days. In January 2014, in accordance with the terms of his amended employment agreement, Mr. Wolf was also granted options exercisable for 100,000 shares of common stock, vesting annually pro rata over a two-year period of time, subject to approval of the stockholders of the 2014 Equity Incentive Plan. The decision to amend Mr. Wolf’s Employment Agreement to effect an upward adjustment in his compensation was substantially based on the Compensation Committee’s review of competitive market information, including the study conducted by the compensation advisor.  The competitive market information and peer group study results indicated that the overall compensation of our CEO was below market, in fact it was below the 25th percentile of the peer group, and that following the upward adjustment it remains below but closer to the 25th percentile of the peer group.

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

On May 15, 2013, we entered into an employment agreement with Matthew E. Czajkowski to act as our Chief Financial Officer, which was amended on January 20, 2014 and further amended on May 1, 2014. Mr. Czajkowski received an annual base salary of $165,000 per year for his provision of services to us for fifty-percent of his professional time. In addition, Mr. Czajkowski was eligible to receive, at the sole discretion of the board, additional performance-based bonuses equal to up to 50% of this then outstanding base salary at the end of each year. Upon execution of the agreement, Mr. Czajkowski was issued options exercisable for 38,364 shares of our common stock, which options are exercisable over a ten year period and vested monthly over three years at an exercise price of $8.81 per share. Mr. Czajkowski’s employment contract provided for three month’s severance pay upon termination not for cause (as defined in the agreement) and accelerated vesting of all options that would have vested within one year of such termination. The agreement also provided for payments in the event of death and disability. On March 9, 2015, we entered into a severance agreement with Mr. Czajkowski effective as of March 15, 2015. In accordance with the terms of the severance agreement, Mr. Czajkowski resigned as our Chief Financial Officer effective as of March 15, 2015, and we paid Mr. Czajkowski all accrued and unpaid base salary and an expense reimbursement in addition to $45,000.  Mr. Czajkowski has the ability to exercise all stock options issued to him that vested prior to the date of resignation in accordance with the terms of his employment agreement at any time prior to the ten year anniversary of the date of grant and any unvested options at the time of resignation were immediately vested and are exercisable for 90 days after March 15, 2015. The severance agreement also contained additional provisions that are customary for agreements of this type, including confidentiality, non-competition and non-solicitation provisions.

On March 9, 2015, we entered into a consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), for finance, accounting and administrative functions, including interim chief financial officer services provided by Mr. Stephen J. DiPalma. We will pay Danforth an agreed upon hourly rate for such services and will reimburse Danforth for expenses. The Consulting Agreement will continue until December 31, 2015 and may be extended by mutual agreement of the parties. The Consulting Agreement may be terminated by the Company with cause immediately and without cause, upon 30 days written notice.

Effective December 16, 2013, we appointed Anil K. Goyal, Ph.D. as our Vice President of Business Development. In connection with his appointment, Dr. Goyal entered into a four-year employment agreement with us (the “Goyal Employment Agreement”) which was amended January 12, 2015.  Pursuant to the Goyal Employment Agreement, Dr. Goyal will be entitled to an annual base salary of $255,000 and will be eligible for discretionary performance bonus payments.  Additionally, Dr. Goyal was granted an option to purchase 40,000 shares of our common stock with an exercise price equal to the Company’s per share market price on the date of issue. These options vest pro rata, on a monthly basis, over forty-eight months.  Dr. Goyal is also eligible to receive, on the one year anniversary of his employment, an option to purchase 12,500 shares of our common stock if certain milestones, which are yet to be agreed to, are met by such date. The Goyal Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Goyal. If Dr. Goyal’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if  his employment is terminated (1) by us without Just Cause (as defined in the Goyal Employment Agreement) or (2) by Dr. Goyal for Good Reason (as defined in the Goyal Employment Agreement) then in addition to paying the Accrued Obligations: (x) we shall continue to pay his then current base salary for a period of four months; (y) he shall receive a pro-rated amount of the annual bonus which he would have received during the year without the occurrence of such termination; and (z) he will have the right to exercise any vested options and any options that would have vested in the next four months until the earlier of the expiration of the severance or the expiration of the term of the option.

Effective October 1, 2013, we appointed Melissa Price, Ph.D. as our Vice President of Clinical and Regulatory Affairs, which was amended on January 20, 2014 and further amended on January 12, 2015. In connection with her appointment, Dr. Price entered into a four-year employment agreement with us (the “Price Employment Agreement”). Pursuant to the Price Employment Agreement, Dr. Price receives an annual base salary of $250,000 and will be eligible for discretionary performance bonus payments. Additionally, Dr. Price was granted an option to purchase 50,000 shares of our common stock with an exercise price equal to our per share market price on the date of issue. These options vest pro rata, on a monthly basis, over forty-eight months. Dr. Price was also eligible to receive, an option to purchase 10,000 shares of our common stock if certain agreed to milestones were attained and such options were issued in October 2014. The Price Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Price.  If Dr. Price’s employment is terminated for any reason, she or her estate as the case may be, will be entitled to receive the Accrued Obligations accrued by her to the extent not previously paid; provided, however, that if her employment is terminated (1) by us without Just Cause (as defined in the Price Employment Agreement) or by Dr. Price for Good Reason (as defined in the Price Employment Agreement) then in addition to paying the Accrued Obligations, (x) we shall continue to pay her then current base salary for a period of four months; (y) she shall receive a pro-rated amount of the annual bonus which she would have received during the year without the occurrence of such termination and (z) she will have the right to exercise any vested options and any options that would have vested in the next four months until the earlier of the expiration of the severance or the expiration of the term of the option.

Effective March 3, 2014, we appointed Taylor Schreiber, M.D., Ph.D., as our Vice President of Research and Development. In connection with his appointment, Dr. Schreiber entered into a four-year employment agreement with us which was amended January 12, 2015.  Pursuant to the employment agreement, Dr. Schreiber receives an annual base salary of $250,000 and will be eligible for discretionary performance bonus payments.  Additionally, on June 11, 2014,  the date that the Company’s stockholders approved our 2014 Stock Incentive Plan, we granted Dr. Schreiber an option to purchase 50,000 shares of our common stock with an exercise price equal to our per share market price on the date of issue ($4.57). These options will vest pro rata, on a monthly basis, over forty-eight months, with a certain percentage vesting immediately upon grant. Dr. Schreiber is also eligible to receive, on the one year anniversary of his employment, an option to purchase 10,000 shares of our common stock if certain milestones, which are yet to be agreed to, are met by such date. The employment agreement also includes confidentiality obligations and inventions assignments by Dr. Schreiber.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2014 other than an inadvertent late filing of a Form 4 by Melissa Price.

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

Item 12.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 27, 2015, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 27, 2015 we had 8,394,456 shares of common stock outstanding.

Principal Stockholders Table

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Heat Biologics, Inc., 801 Capitola Drive, Bay 12, Durham, North Carolina 27713. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Common Stock	Shares subject to Options (1)	Total Number of Shares Beneficially Owned	Percentage Ownership
Executive Officers & Directors
Paul Belsky, M.D. (Director)	47,190	26,506	73,696	*
Louis Bock (Director)	—	9,509	9,509	*
Stephen DiPalma	—			*
Anil Goyal, Ph.D.	—	14,635	14,635	*
Michael Kharitonov, Ph.D. (Director)(2)	49,960	34,341	84,301	1.0%
John Monahan, Ph.D. (Director)	1,211	34,115	35,326	*
Melissa Price, Ph.D. (3)	692	22,291	22,983	*
Taylor Schreiber, M.D., PhD (4)	39,132	15,622	54,754	*
Edward Smith (Director)(5)	697,303	26,506	723,809	8.6%
Jeffrey Wolf (Director, CEO, Treasurer & Secretary)(6)	1,233,726	170,963	1,404,689	16.4%

All Executive Officers & Directors, as a group (10 persons)	2,069, 214	383,185	2,452,399	28.0%

5% Stockholders(1)
Aristar Capital Management, LLC(5)			697,303	8.3%
Orion Holdings V, LLC (6)			695,653	8.3%
Seed-One Holdings VI, LLC(6)			536,862	6.4%
FW Heat Biologics, LLC(7)			453,673	5.4%
Franklin Resources, Inc. (8)			763,300	9.1%

————————

*less than 1%

(1)

Represents shares subject to options which are vested and exercisable within 60 days of March 30, 2015.

(2)

Includes 49,960 shares of common stock held by Dr. Kharitonov. Dr. Kharitonov disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in the Sunrise Equity, LLC.

(3)

The 692 shares of common stock are held in custodial accounts in the names of Dr. Price’s children, of which Dr. Price disclaims beneficial ownership except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that she may have.

(4)

Dr. Schreiber and an entity controlled by Dr. Schreiber have been issued an aggregate of 39,132 shares of common stock that are included in the number of shares beneficially owned by Dr. Schreiber.

(5)

Information obtained from a Schedule 13D/A filed on January 8, 2015 with the Securities and Exchange Commission filed on behalf of Aristar Capital Management, LLC of which Mr. Smith disclaims beneficial ownership of 697,303 shares of common stock, except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities.

(6)

Includes 695,653 shares of common stock held by Orion Holdings V, LLC and 536,862 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Does not include 86,957 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. In addition, if our Company is traded on a recognized national exchange or NASDAQ while Mr. Wolf is employed by us and the market capitalization of our Company is in excess of $250 million for at least five consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board.

(7)

Information obtained from a Schedule 13G filed February 12, 2014 with the Securities and Exchange Commission filed on behalf of (i) FW Heat Investors, L.P. (the “Fund”), a Delaware limited partnership, (ii) FW Heat Genpar, LLC (the “General Partner”), a Delaware limited liability company, as the general partner to the Fund, and (iii) Jay H. Hebert, as the sole member of the General Partner (“Hebert” and, together with the Fund and the General Partner, the “Reporting Persons”). All 453,763 shares of Common Stock are held by the Fund. The mailing address of FW Heat Investors L.P is 201 Main Street, Fort Worth, Texas 76102.

(8)

Information obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2015. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. (“FRI”) and are the principal stockholders of FRI. Franklin Advisor, Inc. a management subsidiary of FRI is also deemed to be a beneficial owner of the common stock owned by FRI. The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, California 94403-1906.

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

The following is a summary of transactions since January 1, 2014 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the most recent completed fiscal year and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K entitled “Management—Non-Employee Director Compensation” and “Management — Executive Compensation.”

On January 12, 2015, we entered into an amendment to the Employment agreement with Anil K. Goyal, Ph.D., our Vice President of Business Development, dated December 16, 2013 to increase Dr. Goyal’s annual base salary to $255,000.

On January 12, 2015, we entered into an amendment to the Employment agreement with Melissa Price, Ph.D., our Vice President of Clinical and Regulatory Affairs, dated October 1, 2013, as amended on January 20, 2014 to increase Dr. Price’s annual base salary to $250,000.

On January 12, 2015, we entered into an amendment to the Employment agreement with Taylor Schreiber, M.D., Ph.D., our Vice President of Research and Development, dated March 3, 2014, to increase Dr. Schreiber’s annual base salary to $250,000.

In addition, on January 12, 2015,  our named executive officers were awarded the following 2014 year-end bonus compensation: Jeffrey A. Wolf, our Chief Executive Officer, was granted options to purchase 12,500 shares of the Company’s common stock and received a cash bonus in the amount of $127,500; Dr. Goyal was granted options to purchase 12,500 shares of the Company’s Common Stock and received a cash bonus in the amount of $49,500; Dr. Price received a cash bonus in the amount of $47,250; and Dr. Schreiber was granted options to purchase 10,000 shares of Common Stock and received a cash bonus in the amount of $39,483.  The stock options granted have an exercise price of $4.53, which is the closing price of the Common Stock on the grant date (January 12, 2015), vest immediately, pro rata, on a monthly basis, over a four (4) year period and expire ten (10) years from the date of the grant, unless terminated earlier.

On March 9, 2015, we entered into a severance agreement with Mr. Czajkowski effective as of March 15, 2015. In accordance with the terms of the severance agreement, Mr. Czajkowski resigned as our Chief Financial Officer effective as of March 15, 2015, and we paid Mr. Czajkowski all accrued and unpaid base salary and an expense reimbursement in addition to $45,000.  Mr. Czajkowski has the ability to exercise all stock options issued to him that vested prior to the date of resignation in accordance with the terms of his employment agreement at any time prior to the ten year anniversary of the date of grant and any unvested options at the time of resignation were immediately vested and are exercisable for 90 days after March 15, 2015. The severance agreement also contained additional provisions that are customary for agreements of this type, including confidentiality, non-competition and non-solicitation provisions.

On June 11, 2014 our five directors Dr, Belsky, Mr. Bock, Dr. Kharitove, Dr. Monahan, and Mr. Smith were granted 6,483 options each, with 100% vesting of the grant on the vesting commencement date of the following year, subject to remaining on the Board of Directors.

Item 14.

Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2014 and 2013 by BDO USA, LLP.

	December 31, 2014	December 31, 2013
Audit Fees and Expenses (1)	$166,800	$254,622

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2014 and 2013.

1.	Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2014 and 2013

3.	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
1.1	Form of Underwriting Agreement between Heat Biologics, Inc. and Aegis Capital Corp., as representative of the several underwriters (1)
1.2	Controlled Equity Offering SM Sales Agreement dated October 10, 2014, between Heat Biologics, Inc. and Cantor Fitzgerald & Co. (2)
1.3	Underwriting Agreement, dated March 10, 2015, between Heat Biologics, Inc. and Aegis Capital Corp.(3)
3.1	Certificate of Incorporation filed on June 10, 2008(4)
3.2	Amended and Restated Bylaws, as currently in effect(4)
3.3	Amended and Restated Certificate of Incorporation filed on October 16, 2009(4)
3.4	Second Amended and Restated Certificate of Incorporation filed on December 16, 2011(4)
3.5	Third Amended and Restated Certificate of Incorporation, as currently in effect(4)
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on May 29, 2013(1)
4.1	2009 Stock Incentive Plan(4)##
4.2	First Amendment of the 2009 Stock Incentive Plan(4)##
4.3	Second Amendment of the 2009 Stock Incentive Plan(4)##
4.4	Third Amendment of the 2009 Stock Incentive Plan(4)##
4.5	Fourth Amendment of the 2009 Stock Incentive Plan(4)##
4.6	Warrant issued to Square 1 Bank(4)
4.7	Warrant issued to North Carolina Biotechnology Center(1)
4.8	Specimen Common Stock Certificate of Heat Biologics, Inc.(4)
4.9

Form of Stock Purchase Agreement by and among Heat Biologics, Inc. and the Series B investors (Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission)(4)##

4.10	Form of Representative’s Warrant (1)
4.11	Amendment to Stock Warrant with North Carolina Biotechnology Center(1)
4.12	2014 Stock Incentive Plan (5)##
4.13	Warrant issued to Square 1 Bank(6)
10.1	License Agreement (UMJ110) between the University of Miami and Heat Biologics, Inc. effective February 18, 2011 (4)**
10.2	License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008(4)**
10.3	License Agreement (143) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 11, 2011(4)**

10.4	License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011(4)**
10.5	License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (4)**
10.6	Promissory Note with North Carolina Biotechnology Center dated December 14, 2011(4)
10.7	Loan Agreement with North Carolina Biotechnology Center dated December 14, 2011(4)
10.8	Common Stock Subscription Agreement between the University of Miami and Heat Biologics I, Inc. dated July 7, 2009(4)
10.9	Employment Agreement with Jeffrey Wolf dated December 18, 2009(4)##
10.10	Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011(4)##
10.11	Lease with Europa Center dated as of November 18, 2011(4)
10.12	Non-Exclusive Evaluation and Biological Material License Agreement with American Type Culture Collection effective April 12, 2011(4) **
10.13	Manufacturing Services Agreement with Lonza Walkersville, Inc. dated as of October 20, 2011(2)
10.14	Assignment and Assumption Agreement dated June 26, 2009(4)
10.15	Termination Agreement UM97-114 dated June 26, 2009(4)
10.16	Loan and Security Agreement with Square 1 Bank dated August 7, 2012(2)
10.17	Employment Agreement with Jennifer Harris dated November 3, 2011 and amendment thereto dated May 1, 2013(1)##
10.18	Amendment to License Agreement (UM97-14) dated April 29, 2009(4)
10.19	First Amendment to Loan and Security Agreement with Square 1 Bank dated November 30, 2012(4)
10.20	Second Amendment to License Agreement (UMSS-114) dated August 11, 2009(4)
10.21	Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011(4)
10.22	1st Lease Modification Agreement dated December 19, 2012(3)
10.23	Form of Co Sale and First Refusal Agreement by and among Heat Biologics, Inc. and the Series B investors(4)
10.24	Form of Voting Agreement by and among Heat Biologics, Inc. and the Series B investors(4)
10.25	Form of Investor’s Rights Agreement by and among Heat Biologics, Inc. and the Series B investors(4)
10.26	Second Amendment to Loan and Security Agreement with Square 1 Bank dated January 14, 2013(4)
10.27	Third Amendment to Loan and Security Agreement with Square 1 Bank dated February 28, 2013(4)
10.28	Fourth Amendment to Loan and Security Agreement with Square 1 Bank dated March 19, 2013(4)
10.29	Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013(4)
10.30	Fifth Amendment to the Loan and Security Agreement with Square 1 Bank dated April 18, 2013(4)
10.31	Employment Agreement with Matthew Czajkowski dated May 15, 2013(1)##
10.32	Form of Lock-up Agreement(1)
10.33	Form of Agreement with Series B Preferred Stockholders to amend Stock Purchase Agreement(1)
10.34	Employment Agreement, dated as of October 1, 2013, by and between Melissa Price and the Company(7)##
10.34	Employment Agreement, dated as of December 16, 2013, by and between Anil K. Goyal and the Company(7)##
10.35	Amendment to Employment Agreement, dated as of January20, 2014 between the Company and Jeffrey Wolf(8)##
10.36	Amendment to Employment Agreement, dated as of January20, 2014 between the Company and Melissa Price(8)##
10.37	Amendment to Employment Agreement, dated as of January20, 2014 between the Company and Matthew Czajkowski(8)##
10.38	Employment Agreement, dated as of March 3, 2014 between the Company and Taylor Schreiber (9)##
10.39	Lease Agreement dated January 24, 2014*
10.40	License Agreement (UMK-161) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective March 4, 2014(11) **
10.41	Amendment to Employment Agreement dated May 7, 2014,between the Company and Matthew Czajkowski(12)##
10.42	Loan and Security Agreement dated August 22, 2014 by and between Square 1 Bank, the Company and Heat Biologics I, Inc., Heat Biologics III, Inc. and Heat Biologics IV, Inc.(13)
10.43	Amendment to Employment Agreement dated January 12, 2015 between the Company and Melissa Price(14)##
10.44	Amendment to Employment Agreement dated January 12, 2015 between the Company and Anil Goyal(14)##
10.45	Amendment to Employment Agreement dated January 12, 2015 between the Company and Taylor Schreiber(14)##
10.46	Severance Agreement, dated as of March 9, 2015 with Matthew Czajkowski (15)
10.47	First Amendment to Lease dated January 24, 2014*
10.48	Second Amendment to Lease dated January 24, 2014*

21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP) *
31.1	Certification of Jeffrey Wolf, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Ann Rosar, Controller pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Jeffrey Wolf, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Ann Rosar, Controller pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

(1)

Previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 30, 2013 (File No. 333-188365).

(2)

Previously filed as an exhibit to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October10, 2014 (File No. 333-199274)

(3)

Previously filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2014 (File No. 001-35994).

(4)

Previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365).

(5)

Previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196763)

(6)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on August 15, 2014 (File No. 001-35994).

(7)

Previously filed as an exhibit to the Registration Statement on Form 8-K with the Securities and Exchange Commission on October 1, 2013.

(8)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 19, 2013 (File No. 001-35994).

(9)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2014(File No. 001-35994).

(10)

Previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2014(File No. 001-35994).

(11)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 5, 2014(File No. 001-35994).

(12)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2014 File No. 001-35994).

(13)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on August 25, 2014 File No. 001-35994).

(14)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 16, 2015 (File No. 001-35994).

(15)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 10, 2015 (File No. 001-35994).

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
Jeffrey Wolf
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 27, 2015

By:	/s/ Ann A. Rosar
Ann A. Rosar
Controller
(Principal Financial and Principal Accounting Officer)
Date: March 27, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,	March 27, 2015
Jeffrey Wolf	President and Chairman (Principal Executive Officer)

/s/ John Monahan, Ph.D.	Director	March 27, 2015
John Monahan, Ph.D.

/s/ Michael Kharitonov, Ph.D.	Director	March 27, 2015
Michael Kharitonov, Ph.D.

/s/ Louis C. Bock	Director	March 27, 2015
Louis C. Bock

/s/ Paul Belsky, MD	Director	March 27, 2015
Paul Belsky, MD

/s/ Edward B. Smith	Director	March 27, 2015
Edward B. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heat Biologics, Inc.

Durham, North Carolina 27713

We have audited the accompanying consolidated balance sheets of Heat Biologics, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heat Biologics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Raleigh, North Carolina

March 27, 2015

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
Current Assets
Cash and cash equivalents	$3,714,304	$4,566,992
Investments, held to maturity (net)	10,698,982	17,297,165
Prepaid expenses and other current assets	863,227	1,066,638
Total Current Assets	15,276,513	22,930,795

Property and Equipment, net	445,534	53,753

Other Assets
Restricted cash	101,129	1,252
Deposits	19,798	9,320
Related party receivable	48,642	24,946
Deferred financing costs, net	24,554	—
Total Other Assets	194,123	35,518

Total Assets	$15,916,170	$23,020,066

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,367,426	$651,917
Accrued expenses and other payables	805,968	503,050
Accrued interest	—	25,364
Current portion of long term debt	397,465	—
Total Current Liabilities	2,570,859	1,180,331

Long Term Liabilities
Long term debt, net of discount and current portion	2,314,124	—
Stock warrants liability	—	122,590
Total Liabilities	4,884,983	1,302,921

Commitments and Contingencies – see Note 15

Stockholders' Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 6,492,622 and 6,375,426 issued and outstanding at December 31, 2014 and 2013, respectively	982	961
Additional paid in capital	35,894,823	34,337,591
Accumulated deficit	(24,135,447)	(12,346,630)
Total Stockholders' Equity - Less Non-Controlling Interest	11,760,358	21,991,922
Non-Controlling Interest	(729,171)	(274,777)
Total Stockholders' Equity	11,031,187	21,717,145

Total Liabilities and Stockholders' Equity	$15,916,170	$23,020,066

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Operations

	Years ended,
	December 31,
	2014	2013
Operating expenses:
Research and development	$2,861,231	$2,737,688
Clinical and regulatory	5,348,091	1,397,157
General and administrative	3,977,605	2,429,796
Total operating expenses	12,186,927	6,564,641

Loss from operations	(12,186,927)	(6,564,641)

Interest income	40,570	10,068
Other (expense) income	(23,500)	23,828
Interest expense	(73,354)	(79,119)
Total non-operating income (expense)	(56,284)	(45,223)

Net loss	(12,243,211)	(6,609,864)
Net loss - non-controlling interest	(454,394)	(198,516)
Beneficial conversion charge	—	(2,300,000)
Preferred stock dividend	—	(361,668)
Net loss attributable to common stockholders	$(11,788,817)	$(9,073,016)

Net loss per share attributable to common stockholders - basic and diluted	$(1.83)	$(2.42)

Weighted number of common shares used in net loss attributable to common stockholders - basic and diluted	6,454,866	3,747,357

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

								Total
	Preferred Stock			Common		Accumulated	Non-Controlling	Stockholders
	Series 1	Series A	Series B	Stock	APIC	Deficit	Interest	Equity
Balance at December 31, 2012	$11	$186	$—	$405	$4,495,832	$(5,935,282)	$(76,261)	$(1,515,109)
Preferred Stock Issued:
March 25, 2013, 1,891,419 shares at $2.67 per share	—	—	189	—	5,049,901	—	—	5,050,090
Common Stock Issued:
Preferred Series 1 Converted to Common Stock, July 29, 2013, 49,960	(11)	—	—	—	11	—	—	—
Preferred Series A Converted to Common Stock, July 29, 2013, 810,057	—	(186)	—	—	186	—	—	—
Preferred Series B Converted to Common Stock, July 29, 2013, 836,666	—	—	(189)	—	189	—	—	—
Common Stock Issued:
Initial public offering, 2,700,000 shares, net of underwriting discounts	—	—	—	540	25,110,000	—	—	25,110,540
Exercise of stock options, 80,706 shares	—	—	—	16	54,026	—	—	54,042
Vesting of restricted stock, 2,899 shares	—	—	—	—	—	—	—	—
Preferred Stock Dividend, July 29, 2013, 36,167 shares	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	571,924	—	—	571,924
Stock issuance costs	—	—	—	—	(944,478)	—	—	(944,478)
Net loss	—	—	—	—	—	(6,411,348)	(198,516)	(6,609,864)
Balance at December 31, 2013	$—	$—	$—	$961	$34,337,591	$(12,346,630)	$(274,777)	$21,717,145

Exercise of stock options, 66,707 shares	—	—	—	13	37,923	—	—	37,936
Cashless exercise of options, 10,442 shares	—	—	—	—	—	—	—	—
Cashless exercise of warrants, 40,047 shares	—	—	—	8	452,866	—	—	452,874
Stock based compensation	—	—	—	—	1,066,443	—	—	1,066,443
Net loss	—	—	—	—	—	(11,788,817)	(454,394)	(12,243,211)
Balance at December 31, 2014	$—	$—	$—	$982	$35,894,823	$(24,135,447)	$(729,171)	$11,031,187

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(12,243,211)	$(6,609,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,895	6,348
Amortization of debt issuance costs	37,556	28,229
Amortization of bond premium	173,204	50,781
Re-measurement of fair value of stock warrant liability	7,263	30,440
Stock based compensation	1,066,443	571,924
Increase (decrease) in cash arising from changes in assets and liabilities:
Related party receivable	(23,696)	(15,375)
Prepaid expenses and other current assets	203,411	(1,008,202)
Restricted cash	(99,877)	24,962
Deposits	(10,478)	—
Accounts payable	715,509	146,446
Accrued expenses and other payables	302,918	373,842
Accrued interest	(25,364)	11,601
Net Cash Used by Operating Activities	(9,829,427)	(6,388,868)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	18,623,826	—
Purchases of short term investments	(12,198,847)	(17,347,946)
Purchase of property and equipment	(458,676)	(49,319)
Net Cash Provided by (Used in) Investing Activities	5,966,303	(17,397,265)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts	—	25,110,000
Proceeds from long term debt, net	2,972,500	—
Borrowings on notes payable	—	200,000
Payments on notes payable	—	(925,000)
Issuance of convertible notes payable, net of issuance costs	—	(197,099)
Issuance of common stock	—	540
Proceeds from the exercise of stock options	37,936	54,042
Issuance of series B-1 preferred stock	—	5,050,090
Stock issuance costs	—	(944,478)
Net Cash Provided by Financing Activities	3,010,436	28,348,095

Net (Decrease) Increase in Cash and Cash Equivalents	(852,688)	4,561,962
Cash and Cash Equivalents - Beginning of Period	4,566,992	5,030
Cash and Cash Equivalents - End of Period	$3,714,304	$4,566,992

Supplemental Disclosure for Cash Flow Information
Interest paid	$32,025	$60,922

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial conversion charge	$—	$2,300,000
Non-cash conversion of preferred stock into common stock	$—	$386
Preferred conversion of preferred stock into common stock	$—	$361,668
Cashless exercise of stock warrants	$452,874	$—
Issuance of warrants	$323,021	$—

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization

Heat Biologics, Inc. (“Heat” or “the Company”), was incorporated in 2008 pursuant to the laws of the state of Delaware. Heat Biologics, Inc. is a development stage company focused on the development and commercialization of ImPact™ Therapy, a platform technology that offers a novel approach to treating cancer and other diseases by using live, modified cell lines to activate the immune system against specific defined targets. Heat is currently in Phase II clinical trials with its first drug for patients with advanced non-small cell lung cancer.  During 2010 and part of 2011, Heat was headquartered in Miami Beach, Florida. In July 2011, Heat moved its headquarters to Chapel Hill, North Carolina. In May 2014, Heat moved its headquarters and established a lab facility in Durham, North Carolina.

Heat owns 92.5% interest in its subsidiary, Heat Biologics I, Inc. On May 30, 2012, Heat formed two-wholly owned subsidiaries, Heat Biologics III, Inc. (“Heat III”) and Heat Biologics, IV, Inc. (“Heat IV”). Heat formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012. Heat also formed Heat Biologics Australia Pty LTD, a wholly-owned proprietary company, registered in Australia on March 14, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”) Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2014 and 2013, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity  on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, income taxes and stock-based compensation. Actual results may differ from those estimates.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents. The Company had a restricted cash balance of $101,129 and $1,252 at December 31, 2014 and 2013, respectively. The United States Patent and Trade Office (“USPTO”) requires the Company to maintain an account with a minimum of $1,000 to be used to pay fees associated with new trademarks of the Company and one of the Company’s lenders required a minimum $100,000 cash balance to be maintained with the lending bank to secure the Company credit card during 2014.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2014 and 2013, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2014 was $3,704,026. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Deferred Financing Costs, net

Deferred financing costs, net include the costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Deferred financing costs, net are included in the accompanying consolidated balance sheets net of amortization.

Property and Equipment

Property and equipment are stated at cost and are capitalized if the cost exceeds $500. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment and computer equipment, and seven years for furniture and fixtures.

Stock Warrants Liability

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

The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2014	2013

Risk-free interest rate	2.23-2.46%	2.75%
Expected volatility	73.0-100%	71.6-71.9%
Expected life (years)	7.8-10	7.96-8.6
Expected dividend yield	0%	0%

The Company had no stock warrant liability as of December 31, 2014.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The amount allocated to the beneficial conversion feature is presented as an immediate charge to earnings available to common stockholders for convertible preferred stock instruments that are convertible by the stockholders at any time. In connection with the Company’s issuance of Series B-1 Preferred Stock during fiscal year 2013, the Company recorded a beneficial conversion charge of $2.3 million representing the difference between the effective conversion price of $6.14 and the fair value of the Company’s common stock as of the Commitment Date of $8.81.

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

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, deposits, accounts payable and accrued expenses and other payables approximate fair value due to their short maturities. The carrying value of debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s financial instruments that are measured at fair value on a recurring basis consist only of the stock warrants liability. The Company’s stock warrants liability was classified within Level III of the fair value hierarchy and as of December 31, 2014 and 2013.

The change in the fair value of the Level III warrants liability is summarized below:

Fair value at December 31, 2012	$92,150
Change in fair value during the period	30,440
Fair value at December 31, 2013	122,590
Issuance of new warrants	323,021
Change in fair value during the period	7,263
Cashless exercise during the period	(452,874)
Fair value at December 31, 2014	$—

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2014. The liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below:

	December 31, 2013
	Identical Assets	Observable Inputs	Unobservable Inputs	Total December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Liabilities measured at fair value
Stock Warrant Liability	$—	$—	$(122,590)	$(122,590)

Total Liabilities measured at fair value	$—	$—	$(122,590)	$(122,590)

Marketing

Marketing costs are expensed as incurred. Marketing expense totaled $135,372 and $135,366 for the years ended December 31, 2014 and 2013, respectively.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2014 and 2013, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, the Company had no such accruals.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2014 and 2013 represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests is the result of the Company's consolidation of subsidiaries of which it does not own 100%. The Company's net loss attributable to non-controlling interests relates to the University's ownership in Heat I, for the years ended December 31, 2014 and 2013.

Revenue Recognition

The Company recognizes government grants when there is reasonable assurance that they will comply with the conditions attached to the grants and the grants will be received. The grants are recognized using an income approach and grant revenue is recognized as the related expenses are incurred.

Research and Development

Research and development costs are expensed as incurred. The Company has acquired exclusive licensing rights to intellectual property to further its research and development. These costs are expensed as incurred. The Company also incurs intellectual property costs relating to the filing and application fees for patents which are owned by the universities with which the Company has license agreements. These costs are also expensed as research and development expense as incurred.

Impact of recently issued Accounting Standards:

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

3.

Investments

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of December 31, 2014 and 2013. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the underlying cash invested in these securities is not required for current operations. Investments consist of short-term FDIC insured certificates of deposit, commercial paper rated A1/P1 or above and corporate notes and bonds rated A and above carried at amortized cost using the effective interest method.

The following summarizes information about short term investments at December 31, 2014 and 2013, respectively:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
2014
Certificates of deposit, commercial paper	$10,698,982	$2,209	$10,696,773

2013
Certificates of deposit, commercial paper	$17,297,165	$16,493	$17,280,672

As of December 31, 2014 and 2013, the estimated fair value of the investments was less than the amortized cost. Because management intends to hold the investments until their maturity dates, these unrealized losses were not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at December 31, 2014 and 2013, respectively were as follows:

	Less than 1 Year	Total
2014
Certificates of deposit, commercial paper	$10,698,982	$10,698,982

2013
Certificates of deposit, commercial paper	$17,297,165	$17,297,165

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, over estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,
	2014	2013

Furniture and fixtures	$50,391	$10,780
Computers	24,174	13,175
Lab equipment	447,423	39,357

Total	521,988	63,312
Accumulated depreciation	(76,454)	(9,559)

Property and equipment, net	$445,534	$53,753

Depreciation expense totaled $66,895 and $6,348 for the years ended December 31, 2014 and 2013, respectively.

5.

Accrued Expenses

Accrued expenses consist of the following at:

	December 31,
	2014	2013

Compensation and related benefits	$519,092	$356,588
Patent fees	40,000	40,000
Deferred Rent	51,155	—
Accrued clinical trial expense	195,721	106,462
	$805,968	$503,050

6.

Debt Issuance Costs

During 2014, the Company recorded $323,021 to debt discount for the initial fair value of the warrant to purchase common stock and $27,500 to deferred financing costs related to third party fees paid in connection to the Square 1 Bank loan, which are amortized over the 42 months term of the loan.

Total amortization expense for the debt issuance costs was $37,556 and $28,229 during fiscal year 2014 and 2013, respectively.

7.

Convertible Notes Payable

On October 20, 2011, the Company entered into a convertible note agreement with a vendor for an amount up to $950,000. The note accrues 12% simple interest per annum beginning on the day of the first advance. The note is convertible into common or Series A preferred stock at the latest valuation. The type of security converted will depend on whether common or Series A preferred stock is issued as part of a successful future equity raise of at least $7.5 million at the qualified offering price. Unless earlier converted into equity, the note will be payable upon demand after the eighth anniversary of the execution date of the vendor agreement which occurs in October 2019. The agreement allows the vendor to treat unpaid invoices as advances of principal under the promissory note. The note payable balance of $197,099 was paid off in July 2013 and terminated.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.

Notes Payable

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

On January 10, 2013, the Company signed a Second Amendment to its Loan and Security Agreement which granted an extension of credit in the form of a Non-Formula Revolving Line (“the Non-Formula Line”) for an amount up to $200,000. This increase in credit was through a limited guaranty by an investor who secured the additional obligation by maintaining as collateral a money market account of a minimum of $200,000 with the bank. This guarantee was only for the amounts arising from the Non-Formula Line. It was the intention of both the investor and the Company that the Non-Formula Line was to be repaid within a reasonable time period after the successful raise of capital but no later than January 9, 2014, the maturity date of the Non-Formula Line. The payoff of the Non-Formula Line would release the investor of its obligation to the bank. The Company borrowed $200,000 on the Non-Formula Line in January 2013, and the entire balance was paid in April 2013.

In conjunction with the Loan and Security Agreement, the Company issued warrants to the bank to purchase 17,500 shares of Heat’s Series A Preferred Stock. The warrants were issued on August 7, 2012 with an initial exercise price of $4.83 per share and expire on August 7, 2022. The warrants converted from preferred stock warrants into 7,609 warrants to purchase common stock upon the completion of the initial public offering in July 2013 and the number of shares were adjusted for the 1-for-2.3 reverse stock split.  In February 2014, all 7,609 warrants were exercised in cashless transactions that resulted in the issuance of 3,072 shares of common stock.

In August 2014, the Company entered into a secured loan with Square 1 Bank (“Loan”). The Loan provides the Company with a term loan in the aggregate principal amount not to exceed $7,500,000 to be used to supplement working capital.  The Loan is available to the Company in four tranches:  $1,500,000 was made available to the Company on August 22, 2014 (“Tranche 1 Loan”), $1,500,000 became available to the Company upon its enrollment of its first patient in its the Phase 2 clinical trial for HS-110 (“Tranche 2 Loan ”), $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before June 30, 2015 of evidence satisfactory to it of the initiation and continuation of the ImPACT™ cell line for a third indication (“Tranche 3 Loan”) and $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before October 31, 2015 of evidence satisfactory to it of the full enrollment of our Phase 1/2 clinical trial for HS -410 (“Tranche 4 Loan”). As of December 31, 2014, the Company had drawn down $1,500,000 each under the Tranche 1 Loan and Tranche 2 Loan, totaling $3,000,000.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Loan accrues interest monthly at an interest rate of 3.05% plus prime or 6.30 % per annum whichever is greater. The Tranche 1 Loan was payable as interest-only until December 31, 2014, upon which the Company drew down the Tranche 2 Loan, extending the interest-only until June 30, 2015. The Tranche 1 Loan is payable in monthly installments of principal plus accrued interest until February 22, 2018.   The Tranche 2 Loan is available prior to December 31, 2014 and is payable as interest-only prior to June 30, 2015 (unless the Company achieves the Tranche 3 milestone at which time the interest only period will be extended until October 31, 2015) and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 3 Loan is available until June 30, 2015 and is payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 4 Loan is available until October 31, 2015 and is payable in monthly installments of principal plus accrued interest until February 22, 2018.  As of December 31, 2014, the Company has made $0 in principal payments and $24,150 in interest payments on the outstanding loan. The agreement with Square 1 Bank sets forth various affirmative and negative covenants. The failure of the Company to comply with the covenants constitutes a default under the Loan. The covenants include the Company having at least two ongoing clinical trials at all times, the attainment of the funding conditions set forth in the agreement and covenants regarding financial reporting, limits on the Company’s cash burn, incurrence of indebtedness, permitted investments, encumbrances, distributions, investments and mergers and acquisitions. The Loan is also secured by a security interest in all of the Company’s personal property, excluding its intellectual property.

In connection with the Loan, in August 2014, the Company issued Square 1 Bank a warrant, exercisable for 52,695 shares of the Company’s common stock at an exercise price of $4.27. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for the Company’s common stock was recognized as a liability and recorded at fair value in all periods prior to exercise. The warrant liability was re-measured to fair value prior to reclassification to additional paid in capital upon its exercise.  The initial fair value of the warrant of $323,021 was recorded as a liability and a discount to notes payable and is being amortized to interest expense over the term of the Loan. In September 2014, the warrants were exercised via a cashless exercise into 17,664 shares of the Company’s common stock. The fair value of the warrants is shown as a debt discount and is netted against the outstanding loan balance in the consolidated balance sheets.

As of December 31, 2014 future principal payments under the Company’s notes payable agreement are as follows:

Years ending December 31,
2015	$397,465
2016	1,223,502
2017	1,223,502
2018	155,531
Total	$3,000,000

9.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 26, 2009, Heat assigned all rights and obligations of License Agreement 97-14 to its subsidiary, Heat I. All previous stock ownership and rights of the University to participate in future stock offerings by Heat were mutually terminated. Heat I agreed to issue the University 5% of the subsidiary’s issued and outstanding common stock in each class and series on a fully-diluted basis, together with fully-dilutable common shares equal to 2.5% of the total number of shares in each class and series issued outstanding. As a result, the University owns 7.5% of Heat I’s issued and outstanding common stock. The Company agreed to make minimum royalty payments of $10,000 for three years beginning 2010 due on the anniversary date of the agreement. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. A milestone payment is due no later than May 2017 of $250,000 for License Agreement 97-14.

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

On September 23, 2014, Heat entered into an exclusive license agreement for a multiple myeloma cell line with Professor Kenneth Nilsson in Sweden. In consideration of the commercial license, Heat agreed to pay an up-front license fee of $5,000 and are obligated to pay an annual maintenance fee of $3,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $30,000. Milestone payments are due upon certain events agreed upon by Heat and Professor Kenneth Nilsson.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, Heat entered into an agreement with the University of Miami in September 2014 for a cancer cell line where the University agreed not to license the cell line to third parties while we are in good standing and in compliance of our patent license agreements with the University relating to our ImPACT™ platform. There are no financial obligation on our part under the arrangement.

Future minimum royalty payments as of December 31, 2014 are as follows:

Year ended December 31,

2015	$33,000
2016	33,000
2017	283,000
2018	33,000
2019	33,000
Thereafter	99,000

Total	$514,000

10.

Stock Warrants Liability

The summary of stock warrants liability activity for the years ended December 31, 2014 and 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value

Outstanding at December 31, 2012	20,549	$4.83	8.9	$1. 64
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/cancelled	—	—	—	—
Outstanding at December 31, 2013	20,549	$4.83	8.2	$5.95
Granted	52,695	$4.27	10.0	$6.13
Exercised	(73,244)	$4.43	9.5	$6.08
Expired/cancelled	—	—	—	—
Outstanding at December 31, 2014	—	$—	—	$—

The aggregate intrinsic value of the stock warrants in the table above is $0 and $46,646 at December 31, 2014 and 2013, respectively. The aggregate intrinsic value is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the estimated fair market value of the Company’s common stock as of the respective dates.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.

Stockholders’ Equity

Authorized Capital

Heat has authorized 2,000,000 shares of Series A Preferred Stock (par value $0.0001) as of December 31, 2014 and 2013. No Series A Preferred Stock was outstanding at December 31, 2013 and 2014. In 2013, Heat authorized 4,100,000 shares of Series B Preferred Stock (par value $0.0002). In March 2013, the Company sold an aggregate of 1,891,419 shares of the Company’s Series B-1 Preferred Stock for gross proceeds of approximately $5.0 million in our Series B Preferred Stock private placement. All shares of the Series B Preferred Stock, together with accrued dividends, automatically converted into shares of the Company’s common stock upon the consummation of the Company’s initial public offering on July 29, 2013. In addition, the investors in the Series B-1 Preferred Stock were issued shares of the Company’s common stock having a value based upon the initial public offering price of $361,668 and the Company’s obligation to issue, and the investors, obligation to purchase, Series B-2 Preferred Stock and warrants upon fulfillment of certain conditions specified in the Company’s stock purchase agreement dated as of March 25, 2013 entered into in connection with such private placement (the “Stock Purchase Agreement”) terminated. As of December 31, 2014 and 2013 there were no outstanding shares of Preferred Stock.

Heat had 50,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2014 and 2013. Of the 50,000,000 common stock shares, 6,492,622 and 6,375,426 were issued and outstanding as of December 31, 2014 and 2013, respectively.

Preferred Stock

Series A, Series B-1, and Series B-2

Automatic Conversion

Each share of Preferred Stock automatically converts to common stock upon the earlier to occur of (i) on the date of consummation of a sale of common stock in a firm commitment underwritten public offering resulting in aggregate net cash proceeds to the Company (after deducting applicable underwriting discounts and commissions) of at least $15 million net proceeds; (ii) with respect to the Series A Preferred Stock, if 2/3 of the Series A Preferred Stock holders (including one of the larger investors so long as they hold 40% of the Series A Preferred Stock) vote in favor of a conversion then the Series A will automatically convert to common stock; and (iii) with respect to the Series B Preferred Stock if 2/3 of the Series B Preferred Stock holders vote in favor of a conversion then the Series B will automatically convert to common stock. As a result of the IPO, all outstanding shares of preferred stock were automatically converted to common stock.

Optional Conversion

The preferred stock is convertible into common stock at the option of the holder at any time. The conversion ratio for each share of the Series A Preferred Stock was its Original Issue Price ($2.10 for each share of the Series A Preferred Stock) divided by its Conversion Price, as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like, which Conversion Price initially was the Original Issue Price. The conversion ratio for each share of the Series B-1 Preferred Stock and the Series B-2 Preferred Stock was its Original Issue Price ($2.67 and $5.00 for each share of the Series B-1 Preferred Stock and Series B-2 Preferred Stock, respectively) plus accrued but unpaid dividends thereon divided by its conversion price, as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like, which conversion price initially was the Original Issue Price. As a result of the 1-for-2.3 reverse stock split, the conversion ratio for the Preferred Stock was 0.4348.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the event the Company at any time or from time to time after the Initial Series B Issuance Date shall issue additional shares of common stock without consideration or for consideration per share less than the Series A Conversion Price, Series B-1 Conversion Price, or Series B-2 Conversion Price, in effect on the date of and immediately prior to such issue, then the Series A Conversion Price, the Series B-1 Conversion Price, Series B-2 Conversion Price, shall be reduced, to a price determined by multiplying the Series A Conversion Price, the Series B-1 Conversion Price, or the Series B-2 Conversion Price in effect by a fraction, (A) the numerator of which shall be the number of shares of common stock outstanding immediately prior to such issuance, on a fully-diluted basis, plus the number of shares of common stock which the aggregate consideration received by the Company for the total number of Additional Shares of Common Stock so issued would purchase at the Series A Conversion Price, the Series B-1 Conversion Price, or the Series B-2 Conversion Price, as in effect immediately prior to such issuance, and (B) the denominator of which shall be the number of shares of common stock outstanding immediately prior to such issuance, on a fully-diluted basis, plus the number of such Additional Shares of common stock so issued. As a result of the IPO, all outstanding shares of preferred stock were automatically converted to common stock.

The preferred stock was determined to have characteristics more akin to equity than debt. Particularly, the preferred stock had no mandatory redemption provision nor was it redeemable at the option of the holder. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore did not need to be bifurcated and classified as a liability.

Dividends

The Series B Preferred Stock has a priority with respect to dividend distributions and distributions upon liquidation. The Series B Preferred Stock receive dividends when and as and if declared by the Board at a rate of 5% of their original issue price of such shares which is $6.14 per share for the Series B-1 Preferred Stock and $11.50 per share for the Series B-2 Preferred Stock. If the Company declares or pays a dividend upon the common stock, they must also pay to the holders of the Series A and B Preferred Stock the dividends that would have been declared with respect to common stock issuable upon conversion of the Series A and B Preferred Stock; provided, however that the Company cannot declare or pay a dividend unless and until all accrued dividends on the Series B Preferred Stock have been paid.

Liquidation

In the event of a liquidation, the holders of the Series B-1 and B-2 Preferred Stock are entitled to receive before any payment to any other Preferred Stockholder or common stock holder an amount per share equal to the greater of $6.14 for the Series B-1 Preferred Stock and $11.50 for the Series B-2 Preferred Stock plus any dividends accrued and unpaid whether or not declared. After payment in full of the Series B Preferred Stockholders the holders of the Series A Preferred Stock are entitled to receive before any payment to the common stock holder an amount per share equal to $4.83 plus any dividends declared but unpaid. After the payment in full of the amounts set forth above, the Company’s assets will be distributed ratably to all holders of common stock and Series B Preferred Stock on an as converted basis except that the Series B Preferred Stockholders shall not continue to share in such distribution after each has received 3 times its Original Issue Price.

Voting Rights

Each holder of Preferred Stock is entitled to vote on all matters stockholders are entitled to vote and to cast the number of votes as shall equal the whole number of shares of common stock into which their shares of Preferred Stock are convertible.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted Stock

As of December 31, 2014 and 2013, all restricted stock has vested and accordingly all stock-based compensation expense related to vested restricted stock has been recognized.

Common Stock Warrants

In December 2011 and August 2012, the Company issued 20,549 warrants to lenders that were originally exercisable into Series A Preferred stock. The warrants had an expiration period of 10 years and converted from preferred stock warrants into warrants to purchase common stock at an exercise price of $4.83 per share upon the completion of the initial public offering in July 2013. In January and February 2014, all 20,549 warrants were exercised in cashless transactions that resulted in the issuance of 8,065 shares of common stock.

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

In connection with our initial public offering, the Company issued warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise. The warrants have a five-year life and expire on July 23, 2018. These warrants do not meet the criteria required to be classified as liability awards and therefore they are treated as equity awards.

In connection with the Loan, in August 2014, the Company issued Square 1 Bank a warrant, exercisable for 52,695 shares of the Company’s common stock at an exercise price of $4.27. In September 2014, the warrants were exercised via a cashless exercise into 17,664 shares of the Company’s common stock.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of the Company’s common stock warrants, retroactively adjusted for the 1-for-2.3 reverse stock split.

Common Stock Warrants
Outstanding, December 31, 2012	53,159
Granted to underwriters	125,000
Exercised	—
Expired	—
Outstanding, December 31, 2013	178,159
Granted to lenders	52,695
Exercised	(88,462)
Expired	—
Outstanding, December 31, 2014	142,392

The weighted average exercise price of 142,392 outstanding warrants as of December 31, 2014 is $11.03.

Equity Compensation Plan

2009 Stock Incentive Plan

In 2009, the Company adopted the 2009 Stock Option Plan of Heat Biologics, Inc. (the “2009 Plan”), under which stock options to acquire 217,391 common shares could be granted to key employees, directors, and independent contractors. Under the 2009 Plan, both incentive and non-qualified stock options could be granted under terms and conditions established by the Board of Directors. The exercise price for incentive stock options was the fair market value of the related common stock on the date the stock option was granted. Stock options granted under the 2009 Plan generally have terms of 10 years and have various vesting schedules.

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 217,391 to 652,174. The Company amended the 2009 Plan to increase the number of shares available for issuance to 869,565. As of December 31, 2014 and 2013, there were 581,842 and 633,482 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the 2014 Stock Option Plan of Heat Biologics, Inc. (the “2014 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards on terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. Persons eligible to participate in the 2014 Plan include employees, directors, and consultants. Stock options granted under the 2014 Plan generally have terms of 10 years and have various vesting schedules.

The 2014 Plan supplements the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) under which the Company is authorized to grant 500,000 awards in the form of options, restricted stock, restricted stock units and other stock based awards. As of December 31, 2014, there were 436,748 stock options outstanding under the 2014 Plan.

As of December 31, 2014, awards for 1,416,091 shares of common stock have been granted and 115,398 shares had been forfeited under the 2009 and 2014 Plans (“the Plans), of which 1,018,590 are outstanding, leaving 68,872 shares of common stock remaining available for grant under the Plans. The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the years ended
	December 31,
	2014	2013

Employee stock options	$570,760	$131,178
Non-employee stock options	495,683	415,212
Restricted stock awards	—	25,534
	$1,066,443	$571,924

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the years ended:

	December 31,
	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	107-110%	90-112%
Risk-free interest rate	2.06-2.23%	1.39-2.26%
Expected lives (years)	5.9-6.5	5.75-6.5

The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. The Company used an average historical stock price volatility based on an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms, as the Company did not have any trading history for its common stock. Expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plans to do so in the future. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by ASC 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized $1,066,443 and $571,924 in stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively for the Company’s stock option awards.

The following tables summarize the stock option activity for the years ended December 31, 2013 and 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	590,047	$0.71
Granted	186,736	$10.07
Exercised	(80,706)	$0.67
Forfeited	(62,595)	$1.96
Outstanding, December 31, 2013	633,482	$3.36
Granted	507,879	$6.30
Exercised	(78,664)	$0.60
Forfeited	(44,107)	$3.19
Outstanding, December 31, 2014	1,018,590	$5.04

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $5.66 and $8.51, respectively.

The total fair value of stock options that vested during the year ended December 31, 2014 was approximately $1,704,121.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,018,590	7.81	$5.04	473,696	5.99	$2.67	473,696	5.99	$2.67

As of December 31, 2014, the unrecognized stock-based compensation expense related to unvested stock options was approximately $3,872,221 that is expected to be recognized over a weighted average period of approximately 14.9 months.

12.

Income Tax

The components of income tax expense (benefit) attributable to continuing operations are as follows:

Years ended December 31,
	2014	2013

Current expense:
Federal	$—	$—
State	—	—

Deferred expense (benefit):
Federal	$—	$—
State	—	—

Total	$—	$—

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the 34% United States statutory income tax rate were as follows:

	Years ended December 31,
	2014	2013

Federal income tax expense at statutory rate	$(4,162,691)	$(2,247,353)
State and local income taxes, net of federal benefit	(344,247)	(186,475)
Non-deductible expenses	239,213	4,985
Prior-period true-up	(161,018)	162,061
Research & development credit	(454,031)	(180,687)
Change in tax rate	—	32,774
Stock based compensation	135,008	—
Increase in valuation allowance	4,747,766	2,414,695
	$—	$—

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carryforward	$8,141,857	$4,167,785
Research & development credit	961,445	424,739
Other	484,954	247,966
Valuation allowance	(9,588,256)	(4,840,490)

Deferred income taxes	$—	$—

During 2014, the Company’s valuation allowance increased by $4,747,766. This increase was primarily due to the generation of additional net operating loss carryforwards and income tax credits.

The Company has approximately $42,039,675 of federal and state operating loss carryforwards which begin to expire in 2023.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2014 and 2013, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2014 and 2013, the Company had no such accruals.

The Company files income tax returns in the United States and various state jurisdictions. The Company is subject to examination by taxing authorities for the tax years ended December 31, 2008 through 2013.

13.

Related Party

A member of the Company’s management was paid $28,000 and $34,480 in consulting fees for the years ended December 31, 2014 and 2013, respectively.

The Company compensates its board members. Board members received between $32,000 and $37,000 and between $5,000 and $10,870 for services rendered during 2014 and 2013, respectively. Board members were not compensated prior to the Company’s initial public offering in 2013.

The Company had a related party payable balance of $26,750 and $13,000 as of December 31, 2014 and 2013, respectively.

The Company had a related party receivable balance of $48,642 and $24,946 as of December 31, 2014 and 2013, respectively.

14.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and warrants that are computed using the treasury stock method.

For the years ended December 31, 2014 and 2013, all of the Company’s common stock options and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reconciles net loss to net loss applicable to common stockholders:

	For the years ended December 31,
	2014	2013
Net loss	$(12,243,211)	$(6,609,864)
Net loss: Non-controlling interest	(454,394)	(198,516)
Beneficial conversion charge	—	(2,300,000)
Preferred Stock Dividend	—	(361,668)
Net loss applicable to common stockholders	$(11,788,817)	$(9,073,016)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	6,454,866	3,747,357
Net loss per share applicable to common stockholders—basic and diluted	$(1.83)	$(2.42)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect):

	For the years ended December 31,
	2014	2013
Outstanding stock options	1,018,590	633,482
Common stock warrants	142,392	178,159

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

15.

Commitments and Contingencies

On January 24, 2014 the Company entered into a five year lease for 5,303 square feet of office and laboratory space for monthly rent of $10,341 exclusive of payments required for maintenance of common areas and utilities. On September 30, 2014 the lease was amended to expand the premises by an additional 676 square feet for a total of 5,979 square feet for a monthly rent of $11,638. Based on the Company’s current operational plans, the Company believes that such facilities are adequate for operations for the near future. Prior to January 2014, the Company leased approximately 2,111 square feet of office space for monthly rent of $4,046. Rent expense was $100,973 and $48,377, for the years ended December 31, 2014 and 2013, respectively.  The Company’s approximate future minimum payments for its operating lease obligations that have initial remaining non-cancelable terms in excess of one year are as follows:

Years ending December 31,

2015	$192,833
2016	218,271
2017	224,282
2018	231,010
2019	194,401
Total	$1,060,797

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.

Subsequent Events

Departure of Certain Officers and Appointment of Certain Officers

On March 9, 2015 the Company entered into a Severance Agreement (the “Severance Agreement”) with Matthew Czajkowski, the Company’s Chief Financial Officer effective March 15, 2015. The complete terms of the Severance Agreement is filed as Exhibit 10.1 to Form 8-K filed March 11, 2015.   Mr. Czajkowski has the ability to exercise all stock options issued to him that vested prior to the date of resignation at any time prior to the ten year anniversary of the date of grant and any unvested options at the time of resignation were immediately vested and are exercisable for 90 days after March 15, 2015.

On March 9, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), pursuant to which Danforth will provide finance, accounting and administrative functions, including interim chief financial officer services to be provided by Mr. Stephen J. DiPalma. The Company will pay Danforth an agreed upon hourly rate for such services and will reimburse Danforth for expenses. The Consulting Agreement will continue until December 31, 2015 and may be extended by mutual agreement of the parties. The Consulting Agreement may be terminated by the Company with cause immediately and without cause, upon 30 days written notice.

Public Offering

On March 10, 2015, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 1,640,000 shares of the Company’s common stock, and 246,000 additional shares of the common stock to cover over-allotments at an offering price of $6.50 per share. The net proceeds to the Company from the Offering were approximately $11.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The Underwriting Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The Underwriting Agreement Agreement is filed as Exhibit 1.1 to the Form 8-K filed March 12, 2015.