Form 10-Q
period 2015-03-31
HEAT BIOLOGICS, INC.
filed 2015-05-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

As of May 11, 2015 there were 8,404,456 shares of Common Stock, $0.0002 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$10,270,810	$3,714,304
Investments, held to maturity (net)	10,781,058	10,698,982
Prepaid expenses and other current assets	1,099,666	863,227
Total Current Assets	22,151,534	15,276,513

Property and Equipment, net	428,202	445,534

Other Assets
Restricted cash	101,136	101,129
Deposits	69,798	19,798
Related party receivable	58,017	48,642
Deferred financing costs, net	22,589	24,554
Total Other Assets	251,540	194,123

Total Assets	$22,831,276	$15,916,170

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$819,934	$1,367,426
Accrued expenses and other payables	724,510	805,968
Current portion of long term debt	703,341	397,465
Total Current Liabilities	2,247,785	2,570,859

Long Term Liabilities
Long term debt, net of discount and current portion	2,031,321	2,314,124
Total Liabilities	4,279,106	4,884,983
Commitments and Contingencies
Stockholders' Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 8,394,456 and 6,492,622 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively	1,361	982
Accumulated other comprehensive loss	(20,865)	—
Additional paid in capital	47,463,159	35,894,823
Accumulated deficit	(28,044,645)	(24,135,447)
Total Stockholders' Equity– Less Non-Controlling Interest	19,399,010	11,760,358
Non-Controlling Interest	(846,840)	(729,171)
Total Stockholders' Equity	18,552,170	11,031,187

Total Liabilities and Stockholders' Equity	$22,831,276	$15,916,170

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended, March 31,
	2015	2014

Operating expenses:
Research and development	$503,551	$533,628
Clinical and regulatory	2,169,473	846,384
General and administrative	1,309,156	1,014,870
Total operating expenses	3,982,180	2,394,882

Loss from operations	(3,982,180)	(2,394,882)

Interest income	9,126	10,975
Other expense	(3,420)	(39,059)
Interest expense	(50,393)	—
Total non-operating expenses	(44,687)	(28,084)

Net loss	(4,026,867)	(2,422,966)
Net loss – non-controlling interest	(117,669)	(92,369)
Net loss attributable to Heat Biologics, Inc.	$(3,909,198)	$(2,330,597)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.57)	$(0.36)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	6,814,863	6,412,504

Other comprehensive loss:
Net loss	(4,026,867)	(2,422,966)
Unrealized loss on foreign currency translation	(20,865)	—
Total other comprehensive loss	(4,047,732)	(2,422,966)
Comprehensive loss attributable to non-controlling interest	(117,669)	(92,369)
Comprehensive loss	$(3,930,063)	$(2,330,597)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

							Accumulated
							Other		Total
	Preferred Stock			Common		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Series 1	Series A	Series B	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2014	$—	$—	$—	$982	$35,894,823	$(24,135,447)	$—	$(729,171)	$11,031,187
March 2015 public offering, 1,886,000 shares net of underwriters discounts	—	—	—	377	11,400,493	—	—	—	11,400,870
Cashless exercise of options, 5,834 shares	—	—	—	—	—	—	—	—	—
Vesting of restricted stock, 10,000 shares	—	—	—	2	(2)	—	—	—	—
Stock based compensation	—	—	—	—	438,751	—	—	—	438,751
Stock issuance costs	—	—	—	—	(270,906)	—	—	—	(270,906)
Accumulated other comprehensive loss	—	—	—	—	—	—	(20,865)	—	(20,865)
Net loss	—	—	—	—	—	(3,909,198)	—	(117,669)	(4,026,867)
Balance at March 31, 2015	$—	$—	$—	$1,361	$47,463,159	$(28,044,645)	$(20,865)	$(846,840)	$18,552,170

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(4,026,867)	$(2,422,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,612	2,170
Amortization of debt issuance costs	25,038	—
Amortization of bond premium	23,828	64,935
Re-measurement of fair value of stock warrants liability	—	20,600
Stock based compensation	438,751	169,112
Increase (decrease) in cash arising from changes in assets and liabilities:
Related party receivable	(9,375)	(5,146)
Prepaid expenses, restricted cash and other current assets	(252,380)	203,756
Deposits	(50,000)	—
Accounts payable	(555,631)	(273,518)
Accrued expenses and other payables	(81,367)	(124,579)
Accrued interest	—	(25,364)
Net Cash Used by Operating Activities	(4,462,391)	(2,391,000)

Cash Flows from Investing Activities
Proceeds from maturities of short term investments	7,811,198	482,687
Purchases of short term investments	(7,917,102)	—
Purchase of property and equipment	(8,280)	(5,155)
Net Cash (Used in) Provided by Investing Activities	(114,184)	477,532

Cash Flows from Financing Activities
Proceeds from March 2015 public offering, net of underwriting discounts	11,400,870	—
Proceeds from the exercise of stock options	—	36,727
Stock issuance costs	(270,906)	—
Net Cash Provided by Financing Activities	11,129,964	36,727

Effect of exchange rate changes on cash and cash equivalents	3,117	—

Net Increase (Decrease) in Cash and Cash Equivalents	6,556,506	(1,876,741)

Cash and Cash Equivalents – Beginning of Period	3,714,304	4,566,992

Cash and Cash Equivalents – End of Period	$10,270,810	$2,690,251

Supplemental Disclosure for Cash Flow Information
Interest paid	$50,393	$—

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

The consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015 (the “2014 Annual Report”).

The accompanying consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period.  The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2014 and March 31, 2015, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises Subtopic 835-30 to require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet.  The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amendments are effective for all other entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively.  All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU to have an impact on its consolidated financial statements.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. All of the Company's cash equivalents, which consist of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of March 31, 2015 and December 31, 2014. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the underlying cash invested in these securities is not required for current operations. Investments consist of short-term FDIC insured certificates of deposit, tri-party repurchase agreement (“repo”) collateralized by U.S. Treasuries and agencies,  and corporate notes and bonds rated A and above carried at amortized cost using the effective interest method.

The following table summarizes information about short term investments at March 31, 2015:

	Amortized Cost	Gross Unrealized (Losses)	Estimated Fair Value
Certificates of deposit, tri-party repurchase agreement, corporate notes and bonds	$10,781,058	$(483)	$10,780,575

As of March 31, 2015, the estimated fair value of the investments was less than the amortized cost. Because management has the positive intention and ability to hold the investments until their maturity dates, these unrealized losses were not recorded in the accompanying unaudited condensed consolidated financial statements.

The maturities of held-to-maturity investments at March 31, 2015 were as follows:

	Less than 1 Year	Total
Certificates of deposit, tri-party repurchase agreement, corporate notes and bonds	$10,781,058	$10,781,058

4. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, over estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014

Furniture and fixtures	$53,342	$50,391
Computers	28,342	24,174
Lab equipment	448,584	447,423

Total	530,268	521,988
Accumulated depreciation	(102,066)	(76,454)

Property and equipment, net	$428,202	$445,534

Depreciation expense was $25,612 and $2,170 for the three months ended March 31, 2015 and 2014, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Accrued Expenses and other payables

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014

Compensation and related benefits	$208,462	$519,092
Patent fees	45,000	40,000
Deferred rent	57,643	51,155
Accrued professional services fees	60,183	—
Accrued clinical trial expense	353,222	195,721
	$724,510	$805,968

6. Debt Issuance Costs

During 2014, the Company recorded $323,021 to debt discount for the initial fair value of the warrant to purchase common stock and $27,500 to deferred financing costs related to third party fees paid in connection to the Square 1 Bank loan, which are amortized straight-line over the 42 months term of the loan which approximates the effective interest method.

Total amortization expense for the debt issuance costs was $25,038 and $0 during the three months ended March 31, 2015 and 2014, respectively.

7. Notes Payable

Square 1 Bank Loan

In August 2014, the Company entered into a secured loan with Square 1 Bank (“Loan”). The Loan provides the Company with a term loan in the aggregate principal amount not to exceed $7,500,000 to be used to supplement working capital.  The Loan is available to the Company in four tranches:  $1,500,000 was made available to the Company on August 22, 2014 (“Tranche 1 Loan”), $1,500,000 was made available to the Company upon its enrollment of its first patient in its the Phase 2 clinical trial for HS-110 (“Tranche 2 Loan ”), $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before June 30, 2015 of evidence satisfactory to it of the initiation and continuation of the ImPACT™ cell line for a third indication (“Tranche 3 Loan”) and $2,250,000 will be available to the Company upon Square 1 Bank’s receipt or before October 31, 2015 of evidence satisfactory to it of the full enrollment of our Phase 1/2 clinical trial for HS -410 (“Tranche 4 Loan”). As of March 31, 2015, the Company had drawn down $1,500,000 each under the Tranche 1 Loan and Tranche 2 Loan, totaling $3,000,000.

The Loan accrues interest monthly at an interest rate of 3.05% plus prime or 6.30 % per annum whichever is greater. The Tranche 1 Loan is payable as interest-only until June 30, 2015 and thereafter interest is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 2 Loan is payable as interest-only prior to June 30, 2015 (unless the Company achieves the Tranche 3 milestone at which time the interest only period will be extended until October 31, 2015) and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 3 Loan is available until June 30, 2015 and is payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 4 Loan is available until October 31, 2015 and is payable in monthly installments of principal plus accrued interest until February 22, 2018.   The Company has made $0 in principal payments and $50,393 and $24,150 in interest payments on the outstanding loan for the periods ending March 31, 2015 and December 31, 2014. The agreement with Square 1 Bank sets forth various affirmative and negative covenants. The failure of the Company to comply with the covenants constitutes a default under the Loan. The covenants include the Company having at least two ongoing clinical trials at all times, the attainment of the funding conditions set forth in the agreement and covenants regarding financial reporting, limits on the Company’s cash burn, incurrence of indebtedness, permitted investments, encumbrances, distributions, investments and mergers and acquisitions. The Loan is also secured by a security interest in all of the Company’s personal property, excluding its intellectual property.  The Company is in compliance with the covenants of the Loan.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stock-Based Compensation

Restricted Stock

On March 3, 2015 the Company issued 10,000 restricted shares to a third party in exchange for services. During the three month period ended March 31, 2015, the Company recognized $66,300 stock-based compensation related to issuance of restricted stock to non-employees in exchange for services.  There was no stock-based compensation expense for restricted stock for non-employees during the three month period ended March 31, 2014.

Common Stock Warrants

On March 10, 2011, the Company issued warrants to purchase 32,610 shares of common stock to third parties in consideration for a private equity placement transaction. The warrants have an exercise price of $0.48 per share and expire 10 years from the issuance date. In connection with our initial public offering, the Company issued warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise. The warrants have a five-year life and expire on July 23, 2018. These warrants do not meet the criteria required to be classified as liability awards and therefore they are treated as equity awards.  As of March 31, 2015, we have warrants to purchase 17,392 shares of common stock issuable at $0.48 per share and warrants to purchase 125,000 shares of common stock issuable at $12.50 per share.

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,018,590	$5.04
Granted	200,000	$6.23
Exercised	(6,522)	$0.48
Forfeited	(157,762)	$6.36
Outstanding, March 31, 2015	1,054,306	$5.10

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2015 was $4.56. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for stock options granted during the three months ended March 31, 2015:

Dividend yield	0.0%
Expected volatility	89.6%
Risk-free interest rate	1.68%
Expected lives (years)	6.1

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

Expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plans to do so in the future. The forfeiture rate was considered to be none as the options vest on a monthly basis.

The Company recognized $372,451 and $169,112 in stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively for the Company’s stock option awards.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding at March 31, 2015:

Options Outstanding			Options Vested and Exercisable
Balance as of 3/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,054,306	7.7	$5.10	558,679	6.2	$3.58

As of March 31, 2015, the unrecognized stock-based compensation expense related to unvested stock options was $3,378,681 which is expected to be recognized over a weighted average period of approximately 16.6 months.

9. Financing

Public Offering

On March 10, 2015, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 1,640,000 shares of the Company’s common stock, and 246,000 additional shares of the common stock to cover over-allotments at an offering price of $6.50 per share. The net proceeds to the Company from the Offering were approximately $11.1 million, after deducting underwriting discounts, commissions, and other third party offering expenses. The Underwriting Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions.

10. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to Heat Biologics, Inc. by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company's potentially dilutive shares, which include outstanding stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,026,867)	$(2,422,966)
Net loss: Non-controlling interest	(117,669)	(92,369)
Net loss attributable to Heat Biologics, Inc.	$(3,909,198)	$(2,330,597)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	6,814,863	6,412,504
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.57)	$(0.36)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Three Months Ended March 31,
	2015	2014
Outstanding stock options	1,054,306	599,486
Common stock warrants	17,392	17,392
Underwriters warrants	125,000	125,000

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Income Tax

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2015 and December 31, 2014, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2015 and December 31, 2014, the Company had no such accruals.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 27, 2015 (the “2014 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

Currently, two of our product candidates, HS-110 and HS-410 are being evaluated in Phase 2 clinical trials for non-small cell lung cancer and bladder cancer, respectively

HS-110

We continue Phase 2 clinical trial of our therapeutic vaccine candidate HS-110 (Viagenpumatucel-L) in non-small cell lung cancer (NSCLC) patients. HS-110 is a biologic product comprising a lung cancer cell line that has been genetically modified using our ImPACT™ technology platform to secrete a wide range of lung cancer associated antigens bound to gp96 proteins and activate a T-cell mediated pan-antigen immune response against the patient’s cancer. The Phase 2 clinical trial will evaluate HS-110 in combination with low dose cyclophosphamide versus chemotherapy alone in third-line or fourth-line NSCLC patients. The trial will enroll 123 patients at approximately 20 to 30 investigative centers and enrollment is expected to be completed during the fourth quarter of 2015.

A second multi-arm trial was initiated in second quarter of 2015 to look at various other combinations of agents with HS-110. The first combination partners to be evaluated with HS-110 include continuous oxygen, A2A-receptor antagonist, and both oxygen and A2AR antagonist combined.  Each cohort consists of 9 patients, and new cohorts will be added based on emerging preclinical data.

HS-410

In October 2014, we initiated a Phase 2 clinical trial of our therapeutic vaccine candidate HS-410 (Vesigenurtacel-L) in bladder cancer patients. We completed enrollment in the Phase 1 portion of a Phase 1/2 bladder cancer trial with HS-410 in October 2014. HS-410 is a biologic product comprising a bladder cancer cell line genetically modified to secrete a wide range of bladder cancer antigens bound to gp96 molecules and thereby activate a T-cell mediated pan-antigen immune response against the patient’s bladder cancer. The Phase 2 trial will examine safety, tolerability, immune response and preliminary clinical activity of HS-410 in patients with high risk, superficial bladder cancer who have completed surgical resection.  The Phase 2 study is evaluating HS-410 in combination with intravesical bacillus Calmette-Guérin (BCG) immunotherapy instillations as well as monotherapy. We anticipate including approximately 10-15 clinical sites, 100 patients, and expect to complete enrollment in the study in the fourth quarter of 2015.

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

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in which we received gross proceeds of $27.0 million and net proceeds of $24.3 million, our recent public offering that was completed on March 16, 2015 of 1,886,000 shares of our common stock at a closing price of $6.50 per share for gross proceeds of $12.3 million and net proceeds to us of $11.1 million, and our debt commitments.  As of March 31, 2015, we had an accumulated deficit of ($28,044,645). We had net losses of ($4,026,867) and ($2,422,966) for the three months ended March 31, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We expect our existing cash will enable us to fund our current operating plan for at least 12 months. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Stock-based compensation,

•

Clinical and regulatory costs, and

•

Research and development costs

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2015 and 2014

Research and development expense.  Research and development expense for the three months ended March 31, 2015 (2015 Quarter) was $503,551 compared to $533,628 for the three months ended March 31, 2014 (2014 Quarter). The $30,077 decrease from the 2014 Quarter to the 2015 Quarter is attributable to a decrease of $261,347 in pre-manufacturing costs associated with preparing to produce vaccines for use in our clinical trials, as well as decreases in patent, license and other professional fees of $46,263. These decreases are offset by increases of $105,116 in facilities costs, $103,655 in compensation costs associated with new hires, $38,981 in other pre-manufacturing costs and $22,429 in depreciation related to the build out of the lab facility. The remaining $7,352 change is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense for the 2015 Quarter was $2,169,473 compared to $846,384 for the 2014 Quarter. The $1,323,089 increase from the 2014 Quarter to the 2015 Quarter is attributable to increases in clinical trial execution costs of $546,143, as well as increased investigator payments of $287,743 and $23,850 in other costs related to the production of vaccines for our clinical trials. Additionally, personnel cost, including consultants, increased by $251,945. Facilities costs increased by $74,775, professional fees increased by $66,713, and license fees increased by $25,000. Taxes associated with clinical trial execution in Australia were $27,590 in the 2015 Quarter but were zero in the 2014 Quarter. The remaining $19,330 change is attributable to changes in various other expenses.

General and administrative expense.  General and administrative expense for the 2015 Quarter was $1,309,156 compared to $1,014,870 for the 2014 Quarter. The $294,286 increase from the 2014 Quarter to the 2015 Quarter is attributable to an increase of $59,231 related to professional services such as accountants, attorneys and investor relations. Additionally, personnel costs increased by $166,154 from the 2014 Quarter to the 2015 Quarter primarily related to an increase in pay to certain key employees as well as an increase in non-cash stock compensation. Taxes increased by $37,967.  Travel increased by $32,778. The remaining offset of $1,844 is attributable to changes in various other expenses.

Interest income.  Interest income was $9,126 for the 2015 Quarter as compared to $10,975 for the 2014 Quarter. The decrease of $1,849 is de minimis.

Interest expense.  Interest expense was $50,393 for the 2015 Quarter compared to $0 for the 2014 Quarter due to the Square 1 Bank loan in September 2014.  There was no loan during the 2014 Quarter.

Balance Sheet at March 31, 2015 and December 31, 2014

Prepaid expenses and other current assets.  Prepaid expenses and other current assets were $1,099,666 as of March 31, 2015 compared to $863,227 as of December 31, 2014. The increase of $236,439 was primarily due to the increase in the amount paid in advance for our clinical research organizations (CRO) as we progress with our Phase 2 clinical trial studies for HS-110 and HS-410.

Accounts Payable.  Accounts payable was $819,934 as of March 31, 2015 compared to $1,367,426 as of December 31, 2014. The decrease of $547,492 was primarily related to a payable that was due to one of our drug manufacturers at December 31, 2014, which was subsequently paid in the first quarter of 2015.

Accrued Expenses. Accrued expenses were $724,510 as of March 31, 2015 compared to $805,968 as of December 31, 2014. The decrease of $81,458 was primarily related to 2014 employee bonuses which were accrued at December 31, 2014 but subsequently paid in January 2015.

Current Portion of Long Term Debt.  The current portion of long term debt was $703,341 as of March 31, 2015 compared to $397,465 as of December 31, 2014.  In 2014 the Company only had outstanding debt from Tranche 1 of the Square 1 loan from the end of August and Tranche 2 from the end of November.  As of March 31, 2015 the Company had drawn down $1,500,000 each under the Tranche 1 and Tranche 2 Loan, totaling $3,000,000.

Foreign currency translation. The foreign currency translation adjustment included in other comprehensive income was $20,865 for the 2015 Quarter and $0 for the 2014 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. Since our inception in June 2008, we have financed our operations principally through private placements, our July 2013 initial public offering, our March 2015 public offering, and debt commitments. The total gross proceeds from the March 2015 offering and subsequent over-allotment option was $12.3 million, before underwriting discounts, commissions and other offering expenses payable by the Company. The net proceeds to the Company were approximately $11.1 million. We believe that the proceeds we received from our March 2015 public offering and our Square 1 Bank loan will provide us with sufficient working capital for at least 12 months. Thereafter, we expect to require additional funds in the future to continue to conduct our clinical trials. As of March 31, 2015, we had $21,051,868 in cash and cash equivalents and short term investments.

Our cash and cash equivalents are currently held in an interest bearing checking and money market account and short term investment grade securities.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the 2015 Quarter compared to the 2014 Quarter is due to an increase in clinical and regulatory expenses as we began clinical trials. Additionally, there was an increase in other operational costs primarily associated with increases in headcount and/or consultants in all departments.

Investing activities.  Cash used in the 2015 Quarter was primarily from proceeds from maturities and purchase of various short-term investments as well as for the purchase of property and equipment. Cash provided by investing activity in the 2014 Quarter included purchase of property and equipment as well as the proceeds from maturities of short-term investments.

Financing activities.  Cash provided by financing activities during the 2015 Quarter was primarily from the March 2015 public offering and exercise of the over-allotment option which generated net proceeds of approximately $11.1 million.

Funding requirements

We expect our existing cash and short-term investments along with the term Loan will enable us to fund our current operating plan for at least the next 12 months. Thereafter, we intend to meet our financing needs through the issuance of equity or debt and/or funding from partnerships or collaborations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We have remediated the material weakness in our internal controls with respect to our financial statement close process of our consolidated financial statements for the quarter ended March 31, 2015. We have established improved operating controls which have enabled us to communicate and resolve deficiencies in a timely manner. We have also created a better review process for key aspects of our financial reporting process, resulting in more effective oversight by our management.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Aside from the remediation of the material weakness there have been no changes to our risks that may materially affect our business are reported in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 27, 2015.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

On March 3, 2015, we issued 10,000 shares of our common stock to an investor relations firm, as partial consideration for services rendered pursuant to the terms of an agreement that we entered into with such firm.

These shares were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(a)(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.

•	At the time of the purchase, the firm was an accredited investor, as defined in Rule 501(a) of the Securities Act.

•	The firm has had access to information regarding Heat and is knowledgeable about us and our business affairs.

•

Shares of common stock issued to the firm were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

USE OF PROCEEDS

In connection with our initial public offering, we sold 2,700,000 (including the 200,000 over-allotment option shares) shares of our common stock at a price of $10.00 per share. Aggregate gross proceeds from the IPO, were $27.0 million and net proceeds received after underwriting commissions and offering expenses of $2.7 million were $24.3 million.

As of March 31, 2015, we have used approximately $19.0 million of the net proceeds, in connection with our clinical trials, manufacturing and general and administrative expenses. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act other than as previously reported.

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

HEAT BIOLOGICS, INC.

Date: May 14, 2015	By:	/s/ JEFFREY A. WOLF
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: May 14, 2015	By:	/s/ STEPHEN J. DIPALMA
Stephen J. DiPalma
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