Form 10-K
period 2015-12-31
HEAT BIOLOGICS, INC.
filed 2016-02-18
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $37,989,432 based on $6.00, the price at which the registrant’s common stock was last sold on that date.

As of February 17, 2016 the issuer had 8,424,641 shares of common stock outstanding.

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

Item 1.

Business

Overview

We are an immuno-oncology company developing novel therapies intended to activate a patient’s immune system to fight cancer.  Using our T cell-stimulating platform technologies, ImPACT® (Immune Pan-Antigen Cytotoxic Therapy) and ComPACTTM (Combination Pan-Antigen Cytotoxic Therapy), we have generated several product candidates that we believe may be effective in treating certain forms of cancer.  Our platform technologies address two synergistic mechanisms of action: activation of CD8+ T cells, or “killer” T cells; and T cell co-stimulation.  We believe the use of these technologies has the potential to enhance patients' natural immune response against certain cancers.

Using our ImPACT® platform technology, we have developed product candidates that consist of live, genetically-modified, irradiated human cancer cells which secrete a broad spectrum of tumor-associated antigens (“TAAs”) together with a potent immune response stimulator called “gp96.”  The secreted antigen-gp96/TAA complexes activate a patient’s immune system to recognize and kill cancer cells that express the TAAs included in the product candidates, which we have engineered to address the most prevalent TAAs present in the “tumor signature” of a specific cancer.

Our ComPACTTM platform technology enables us to combine a pan-antigen T cell activating vaccine and a T cell co-stimulator in a single product, offering the potential benefits of combination immunotherapy without the need for multiple independent biologic products.  Using ComPACTTM, we have engineered new product candidates that incorporate various ligand fusion proteins targeting co-stimulatory receptors (OX40, ICOS, 4-1BB) into the gp96-Ig expression vector, resulting in a single product candidate that includes both a pan-antigen T cell priming vaccine and a T cell co-stimulator.

Using our platform technologies, we produce product candidates from allogeneic cell lines selected to express the broadest array of commonly shared tumor antigens for a specified type of cancer.  Unlike autologous or “personalized” therapeutic vaccine approaches that require the extraction of blood or tumor tissue from each patient and the creation of an individualized treatment, our product candidates are fully allogeneic, do not require extraction of individual patient’s material or custom manufacturing. As a result, our product candidates can be mass-produced and readily available for immediate patient use.  Because each patient receives the same treatment, we believe that our immunotherapy approach offers logistical, manufacturing and other cost benefits compared to one-off, patient-specific approaches.

Using our ImPACT® platform technology, we have developed HS-410 (vesigenurtacel-L) as a product candidate to treat non-muscle invasive bladder cancer (“NMIBC”) and HS-110 (viagenpumatucel-L), intended for use in combination with an anti-PD-1 checkpoint inhibitor, as a potential treatment for patients with non-small cell lung cancer (“NSCLC”).  To-date, we have administered in excess of 1,000 doses of HS-410 and HS-110 collectively in approximately 200 patients.  We are currently conducting a Phase 2 trial of HS-410 in patients with NMIBC and a Phase 1b trial of HS-110, in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC.  Using our ComPACTTM platform technology, we have developed HS-120 as a potential treatment for NSCLC.  We expect to file an Investigational New Drug, or IND, submission for our first ComPACTTM product candidate for non-small cell lung cancer (HS-120) in the second half of 2016.

The table below summarizes our current product candidates and their stages of development:

HS-410

HS-410 (vesigenurtacel-L) is a biologic product candidate comprising a cancer cell line genetically modified using our ImPACT® technology platform to secrete a wide range of cancer antigens related to bladder cancer bound to gp96 molecules.  We believe that HS-410 has the potential to activate a T cell mediated pan-antigen immune response that could be an effective treatment for patients with NMBIC.

We are currently conducting a Phase 2 trial evaluating HS-410 either alone or in combination with intravesical standard of care, Bacillus Calmette-Guérin (BCG), for the treatment of high-risk NMIBC.  The primary endpoint is one-year disease free survival.  Heat completed enrollment for the Phase 2 trial’s three randomized, combination arms and anticipates reporting topline efficacy, immune-response and safety data in the fourth quarter of 2016.

On February 10, 2016, we announced that the U.S. FDA had lifted the partial clinical hold on our HS-410 Phase 2 clinical trial and that patient enrollment had resumed; clinical timelines were materially unchanged.  On February 3, 2016, we announced that we had concluded that the cell line on which HS-410 is based, which is a prostate cancer cell line, had been previously misidentified as a bladder cancer cell line, that we had advised the U.S.  FDA of this conclusion and that the U.S. FDA had placed our HS-410 Phase 2 clinical trial on partial clinical hold while they reviewed certain updated documentation provided by us related to the misidentification.  The misidentification related to the origin of the cell line and not to the antigen profile or other characteristics of the cell line, which have been accurately characterized throughout the clinical development of HS-410.  The partial clinical hold did not relate to concerns regarding the safety and efficacy of HS-410.  All data generated and reported remained unchanged, including HS-410’s positive safety profile, immune response and shared antigenic profile with patient tumors.  Upon becoming aware of the misidentification, we amended all of the documentation necessary to correct the error, including the related investigator brochure, study protocol and informed consent form.

Due to the short duration of the clinical hold, we do not expect any material change in our clinical timelines.  In addition, we do not expect that the misidentification will have any adverse effect on the future clinical development of HS-410. While our rights to the prostate cancer cell line are non-exclusive, we believe that our intellectual property portfolio, which we expect to be unaffected by the misidentification, will provide us with appropriate protection for the development and potential commercialization of HS-410 as described elsewhere in this form.

In January 2016, we reported three-month interim data from the unblinded, monotherapy cohort of our company’s ongoing Phase 2 trial of HS-410 for the treatment of NMIBC at the Phacilitate Immunotherapy World Conference.  In the monotherapy arm, a series of weekly intradermal injections of HS-410 is being dosed as an alternative to BCG.  Images of the bladder taken from several treated patients showed changes that resemble lymphoid (T cell rich) structures that we have observed in biopsy samples, which we believe indicates that HS-410 is generating an immune response as expected. Six out of seven patients in the 25-patient arm, who had reached the 3-month timepoint after treatment with HS-410 alone, remained recurrence free.  One of those patients had carcinoma in situ (CIS) – the patient population believed to be least responsive to BCG – and that patient experienced complete response.

In November 2015, we announced the results from our Phase 1 trial, evaluating the safety and immune response of HS-410, after surgery and treatment with BCG, in patients with high-risk NMIBC.  In that trial, HS-410 exhibited a positive safety profile and was well-tolerated with no serious adverse events (SAEs) and no patients discontinuing the trial due to adverse events (AEs).  7 out of the 10 patients had no documented recurrence of cancer >1 year after treatment. 3 out of 4 patients with CIS did not experience a recurrence one year after treatment.  In the study subjects, HS-410 elicited a broad-based (polyclonal) expansion of patient T cells and a high level of CD8+ tumor-infiltrating lymphocytes (TILs). Additionally, based on tissue samples taken from each patient, HS-410 shared 15 or more tumor antigens in common with those expressed on the patients' cancer cells, which we believe supports our belief that HS-410 has the ability to target a broad range of tumor antigens.  These data confirm previous preclinical findings regarding the unique mechanism of action for HS-410. Moreover, third-party analysis of blinded samples from the trial demonstrated a strong correlation between baseline characteristics of TILs by T cell receptor (TCR) sequencing and clinical outcome. Specifically, the 7 patients who remained disease free after one year exhibited the greatest clonal expansion of intratumoral T cells (p-value 0.0126).

In October 2015, we completed enrollment of our 75-patient, blinded, randomized, placebo-controlled arms of our ongoing Phase 2 clinical trial evaluating HS-410 in combination with BCG in patients with high risk NMIBC. We are enrolling an additional 25 patients to evaluate HS-410 as a monotherapy in an unblinded, open-label arm of this same trial, and we anticipate completing enrollment of this arm in the first half of 2016.  Our Phase 2 trial will examine safety, tolerability, immune response and preliminary clinical activity of HS-410. The primary endpoint is one-year disease free survival.  We expect to report topline efficacy, immune-response and safety results in the fourth quarter of 2016.

In March 2015, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for HS-410 for the treatment of NMIBC. The Fast Track program is designed to facilitate the development and expedite the review of therapies intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  The advantages of Fast Track designation include actions to expedite development, including opportunities for frequent interactions with the FDA review team to discuss all aspects of developments to support approval and eligibility for priority review depending on clinical data at the time of Biologics License Application (“BLA”) submission.  We believe that this designation will expedite our development of HS-410.

HS-110

We are conducting a Phase 1b clinical trial evaluating HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC.  The multicenter, open-label trial is expected to initially enroll 18 patients and is designed to accommodate cohort expansion up to 30 patients in total.  The purpose of the trial is to evaluate the safety and efficacy of HS-110 in combination with nivolumab, an FDA approved anti-PD-1 checkpoint inhibitor, in patients with NSCLC whose cancers have progressed after first-line therapy. Primary and secondary trial endpoints include safety and tolerability, immune response, overall response rate and progression-free survival.  Top-line objective response rate and 6-month progression-free survival (PFS) data are expected by the end of 2016 for these first 18 patients.

We also are conducting a Phase 2 clinical trial evaluating HS-110 in combination with low dose cyclophosphamide versus chemotherapy alone as a potential third-line or fourth-line treatment in patients with NSCLC.  We completed enrollment of 66 patients in this study in September 2015. These patients will be followed for immune response and overall survival with data expected to be reported in the fourth quarter of 2016.

The inventor of the ImPACT® technology that we license reported results in February 2013 from a Phase 1 open-label, single center clinical trial of HS-110 in patients with advanced NSCLC. We believe the results provide clinical evidence that HS-110 is capable of generating anti-cancer immune responses. In the study, 18 patients were vaccinated, and 15 of the 18 vaccinated patients completed the first course of three planned courses of therapy. Two patients completed all three planned courses of therapy (defined as three, six-week treatment cycles).  HS-110 showed no overt toxicity. There were no serious adverse events (SAEs) that were considered by the trial investigator to be treatment-related. Most of the adverse events (AEs) were reported as mild or moderate (grade 1 or 2) with the most frequent being injection site reactions and rash that were transitory and usually resolved in one to two weeks. We believe the results of this Phase 1 trial with HS-110 demonstrate that HS-110 is capable of generating a CD8-CTL IFN- γ immune response in patients with advanced NSCLC. Eleven of the fifteen patients (73%) who completed the first course of therapy with HS-110, exhibited a two-fold or greater increase in CD8 cells secreting interferon gamma (CD8-CTL IFN- γ). The estimated median survival of these eleven patients was 16.5 months (95% CI:7.1-20.0). In comparison, the 4 patients who failed to show increased CD8-CTL IFN-γ responses survived 2.1, 2.3, 6.7, and 6.7 months, or a median survival of 4.5 months, which is consistent with the expected survival times in this patient population. In 7 of 18 treated patients tumor growth was stabilized, however no partial or complete tumor responses (e.g., reduction or disappearance of tumors) were observed in any of the 18 patients. The median one-year overall survival rate of patients in the study was 44% (95% CI:21.6-65.1), comparing favorably to a 5.5% rate based on published data from a 43-patient advanced lung cancer population. One of the late-stage lung cancer patients survived over four years since starting the therapy and another patient survived over three years since starting the therapy. These findings were consistent with multiple preclinical published studies on ImPACT® therapy.

Additional Indications

We continue to evaluate other potential indications for our ImPACT® and ComPACTTM platform technologies.  Specifically, using ComPACTTM, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy for non-small cell lung cancer (HS-120).  Our decision to further pursue these product candidates or any additional product candidates other than our two lead product candidates will be based in part upon available funding and partnering opportunities.  On February 18, 2015, we announced a collaboration with OncoSec Medical Inc. to evaluate the feasibility of OncoSec’s ImmunoPulse in vivo electroporation technology for intra-tumoral delivery of gp96-Ig encoding DNA plasmids to activate specific immune responses against ‘private,’ mutation-derived tumor neo-antigens.  This collaboration is ongoing, and we expect to announce data demonstrating that intratumoral electroporation of ComPACTTM plasmid DNA leads to release of tumor specific neo antigens in the first half of 2016.

ComPACTTM

On June 15, 2015, we announced the development of a next-generation platform incorporating various T cell costimulatory ligand fusion proteins into the gp96-Ig expression vector. ComPACTTM combines a pan-antigen T cell priming vaccine and T cell co-stimulator in a single product, offering the potential benefits of combination immunotherapy in a single drug without the need for multiple independent biologic products. ComPACTTM has been engineered to incorporate various fusion proteins targeting co-stimulatory receptors (OX40, ICOS, 4-1BB), enabling the combination of two important immunotherapy pathways in a single drug.  For our ComPACTTM platform technology, we expect to file an IND for our first ComPACTTM product candidate for NSCLC (HS-120) in the second half of 2016.

ImPACT® Therapy

Our ImPACT® therapy is a novel technology platform designed to educate and stimulate the immune system to combat specific disease targets, such as cancer cells. ImPACT® utilizes live attenuated, human-derived, genetically-modified cells to generate an array of tumor associated antigens and secrete an essential immunostimulatory protein called “gp96-Ig”. The secreted proteins are designed to generate an immune response against cancer cells by mobilizing and activating a patient’s own killer T cells to target a broad array of different tumor antigens with the goal of eliminating cancer cells. In contrast with other vaccine technologies that target only one antigen, ImPACT®’s pan-antigen approach may enable the body to induce and maintain an immune response against a broad array of tumor-specific proteins, by potentially providing a more robust and sustained immune response and limiting cancer cells’ ability to evade the immune system. We believe the clinical and preclinical results suggest that ImPACT® generates anti-tumor immune responses capable of targeting and destroying tumors. We believe our novel, off-the-shelf, live cell therapy has the potential to be used to combat a wide range of cancers. We have leveraged our existing infrastructure by developing additional product candidates in areas where we can use our proprietary technology. Our success will depend on the clinical and regulatory success of our product candidates and our ability to retain, on commercially reasonable terms, financial and managerial resources, which are currently limited. To date, we have not received regulatory approval for any of our product candidates or derived any revenues from their sales. Moreover, there can be no assurance that we will ever receive regulatory approval for any of our product candidates or derive any revenues from their sales.

ImPACT® /ComPACTTM Platform Technologies Advantages:

•

ImPACT® therapy represents a cell-based product platform that functions as both an immune activator and an antigen-delivery vehicle.

•

In addition, to our knowledge ImPACT® is the only adjuvant currently in clinical development that is specific to CD8+ cytotoxic T cell immune responses, which we believe is especially important for developing therapeutics in oncology.

•

Our therapies do not require an additional adjuvant. Some vaccines require the addition of another drug, called an adjuvant, to enhance their effectiveness. Adjuvants typically cause irritation at the injection site. HS-110, one of our product candidates, is itself an adjuvant, so we do not have to use additional adjuvants to generate and maintain an activated immune response, thereby limiting any injection site reaction to that caused by our own therapies.

•

ComPACTTM represents a potential dual-acting immunotherapy, combining a pan-antigen T cell priming vaccine and T cell co-stimulator in a single product.

•

To our knowledge, ComPACTTM represents the first dual-acting immunotherapy that provides more effective stimulation of CD8+T cells and higher rates of tumor rejection than are achieved with either individual administration of traditional vaccines, OX40 agonist antibodies, or combinations with OX40 agonist antibodies and traditional vaccines.

The CD8+ cytotoxic T cell specific nature of our ImPACT® and ComPACTTM platform technologies predict that they will be most useful in stimulating immune responses for diseases where actual cell-killing is an important part of the therapeutic effect. Cancer, which is a disease of mutated cells, naturally became the first area of focus.  ImPACT® and ComPACTTM applied to cancer therapies contrast in several critical ways to other cancer immunotherapy technologies:

•

Both ImPACT® and ComPACTTM platform technologies offer our ready-to-use approach which do not require any personalized manufacturing. We believe our therapeutic vaccines are easier and less expensive to manufacture than autologous vaccines because our therapeutic vaccines do not require the harvesting of blood and/or tumor tissue from each patient in order to manufacture a course of treatment. We believe this is highly advantageous because it can bring the logistics, manufacturing, cost and distribution of our therapeutic vaccines within the purview of traditional biopharmaceutical product channels and dramatically expand our pool of corporate partners.

•

Both ImPACT® and ComPACTTM platform technologies stimulate an immune response against the full antigenic repertoire of the cancer cells, not just one or a handful of antigens. Our ImPACT® and ComPACTTM platform technologies are designed to combine broad antigen targeting of known and unknown tumor associated antigens complexed with a potent immune adjuvant. The activated immune response generated by our platform technologies may be useful in treating a wide range of cancers.

•

There are no other allogeneic, cell-based vaccine technologies which provide a molecular transporter (gp96-Ig in the case of ImPACT® and ComPACTTM) to provide specific activation of a patient’s CD8+ T cells across MHC barriers.

Our Corporate Background

We were incorporated under the laws of the State of Delaware on June 10, 2008.  Our principal offices are located at 801 Capitola Drive, Durham, North Carolina 27713.  Our website address is www.heatbio.com. The information contained in, and that can be accessed through, our website is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominating Committee of the Board of Directors. Our phone number is (919) 240-7133 and our facsimile number is (919) 305-8566. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

References to Heat Biologics also include references to our subsidiaries Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. unless otherwise indicated.   On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. Heat formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012. Heat also formed Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. We assigned our proprietary rights related to the development and application of our ImPACT® Therapy for the treatment of non-small lung cancer to Heat Biologics III, Inc. and our proprietary rights related to the development and application of our ImPACT® Therapy to the treatment of bladder cancer to Heat Biologics IV, Inc. In June 2012, we divested our 92.5% interest in Heat Biologics II, Inc.

Strategy

Our objective is to become a leading biopharmaceutical company specializing in the development and commercialization of allogeneic, ready-to-use immunotherapies. Our platform technologies, ImPACT® and ComPACTTM, are designed to address two synergistic mechanisms of action: robust activation of killer T cells and T cell co-stimulation to further enhance patients' immune response.  We believe future cancer immunotherapy will involve multiple agents and our platform could work synergistically with other therapies, such as checkpoint inhibitors, which are designed to reverse tumor-induced immune suppression.  We are focused on discovering, developing and applying our ImPACT® and ComPACTTM platform technologies towards a number of disease indications. The key elements of our strategy are:

•

Develop and obtain regulatory approval for our product candidates. We have completed enrollment for the randomized arms of our NMIBC Phase 2 trial evaluating HS-410 in combination with BCG.  We expect to report topline efficacy, immune response and safety results in the fourth quarter of 2016. We are conducting a Phase 1b trial of HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC. Beyond NSCLC and bladder cancer - depending upon funding and partnering opportunities - we plan to initiate additional clinical trials and in some cases expand current clinical trials in these and other disease targets utilizing our ImPACT® and ComPACTTM platform technologies.

•

Maximize commercial opportunity for our ImPACT® and ComPACTTM technology. Our current product candidates target large markets with significant unmet medical needs. For each of our product candidates, we seek to retain all manufacturing, marketing and distribution rights which should give us the ability to maximize the economic potential of any future U.S. or international commercialization efforts. We believe that we should be well positioned to successfully commercialize our product candidates independently or through United States and international corporate partnerships.

•

Enhance our partnering efforts. We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships.

•

Further expand our broad patent portfolio. We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to six different patent families directed to therapeutic compositions and methods related to our vaccine platform and preclinical development programs for cancer and have filed certain additional patent applications that are owned by us. Our ImPACT®/ComPACTTM patent portfolio comprise eighteen issued patents and thirty-one pending patent applications. These patents and applications cover the United States, Europe, and Japan as well as several other countries having commercially significant markets.

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

•

Obtain additional grant funding. To more fully develop our ImPACT® and ComPACTTM platform technologies and their application to a variety of human diseases, we plan to continue to seek and access external sources of grant funding on our own behalf and in conjunction with our academic and other partners to support the development of our pipeline programs. While we intend to work with our academic partners to secure additional grant funding, these partners have no obligation to work with us to secure such funding. We also intend to continue to evaluate opportunities and, as appropriate, acquire or license technologies that meet our business objectives.

•

Continue to both leverage and fortify our intellectual property portfolio. We believe that we have a strong intellectual property position relating to the development and commercialization of our ImPACT® and ComPACTTM platform technologies. We plan to continue to leverage our portfolio to create value. In addition to fortifying our existing intellectual property position, we intend to file new patent applications, in-license new intellectual property and take other steps to strengthen, leverage, and expand our intellectual property position.

Disease Targets and Markets

The Oncology Market

The American Cancer Society estimates that 1.69 million people in the United States will be diagnosed with cancer in 2016. The lifetime probability of being diagnosed with an invasive cancer is 43% for men and 38% for women. It is projected that 595,690 Americans will die from cancer in 2016.

Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need as the overall five-year survival rate for cancer patients diagnosed between 2004 and 2010 is an average of 68%. According to the Centers of Disease Control and Prevention, in 2011, cancer was the second leading cause of mortality in the United States (22.9%) behind heart disease (23.7%). The American Cancer Society estimates that one in four deaths in the United States is due to cancer.

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

Immunotherapy Overview

Our ImPACT® and ComPACTTM platform technologies are forms of immunotherapy. Immunotherapy involves administration of a therapeutic agent that enlists or boosts a subject’s immune system in order to fight disease.

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

Therapeutic vaccines, such as ImPACT® and ComPACTTM-based product candidates, operate in a fashion similar to prophylactic vaccines except that therapeutic vaccines are administered after a particular disease is already present. In each case, the human immune system is educated and harnessed to recognize and fight the disease of interest. Cancer can be considered a failure of the immune system to effectively recognize and eliminate inappropriately dividing and multiplying (malignant) cells. Under ordinary circumstances the human immune system continuously monitors and eliminates inappropriately dividing cells. However, for reasons that are not entirely understood, under cancerous conditions the immune system fails to recognize malignant cells and such cells are permitted to inappropriately multiply, grow and metastasize to form tumors which can eventually become life threatening. Our therapeutic vaccines are designed to assist the immune system in identifying and eliminating malignant cells. Our approach involves activating strong T cell immune responses against cellular antigens that are characteristic of malignant cells with the goal of destroying the cancer expressing those antigens.

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

Although many of the immunotherapies currently in clinical development have shown promising results, we believe that specific proprietary elements of the ImPACT® and ComPACTTM platform technologies combined with a well-honed clinical strategy position Heat favorably in the marketplace.

Our Solution: ImPACT®/ComPACTTM Therapy

We believe our ImPACT® and ComPACTTM therapies have a number of advantages over existing therapies. These advantages, elaborated below, may enable us to develop commercial products that extend the survival of, and improve the quality of life for, cancer patients:

•

They are designed to fight cancer by activating the immune system against a wide variety of cancer antigens (both known and unknown). This has now been confirmed in patients with non-muscle invasive bladder cancer treated with HS-410.

•

They are intended to continually secrete a wide variety of cancer-associated antigens, thus initiating a broad and sustained pan-antigen cytotoxic T cell attack against the targeted cancer. We believe this broad-based attack increases the probability of destroying the targeted cancer.

•

They are designed to stimulate a natural immune response against specific cancer cells. We believe this may limit serious adverse events related to treatment.

•

We believe that the novel mechanism of action, good tolerability and favorable safety profile will enable our ImPACT® and ComPACTTM product candidates to have potential benefits across multiple disease stages and tumor types and in combination with other therapies.

•

Our ImPACT® therapy represents an agent that functions as both an immune activator and an antigen-delivery vehicle. To our knowledge, ImPACT® is the only allogeneic cell-based technology platform currently in clinical development that is specific to CD8+ cytotoxic T cell immune response, which is especially important for developing therapeutics in oncology.

•

Our ComPACTTM platform was developed using in-house expertise and is a platform that can provide a vaccine and a T cell costimulatory molecule in a single therapeutic. In preclinical studies, the ComPACTTM platform incorporating OX40 stimulation provided superior immune response and tumor rejection to what is seen with either OX40 agonist antibodies alone or in combination with traditional vaccines.

•

Our ImPACT® and ComPACTTM platforms are off-the-shelf therapies and offer substantial manufacturing and cost advantages compared to autologous or “personalized” immunotherapies.

•

We believe many patients for whom the risks associated with chemotherapy, BCG or other traditional agents are intolerable may be able to benefit from our ImPACT® and ComPACTTM product candidates.

ImPACT® TECHNOLOGY PLATFORM

ImPACT® Background

Our ImPACT® technology represents an “off-the-shelf” method to deliver cancer antigens complexed to heat shock proteins, or HSPs, to illicit an immune response. HSPs are used as a signaling mechanism by the immune system to identify mutated proteins (“antigens”), including those from tumor cells. Although always present within certain cells, HSPs are normally only released when cells die by necrosis or unnatural cell death (rather than apoptosis or natural programmed cell death) and upon release are recognized by the host’s immune system. When a cell dies an unnatural death through “necrosis”, such as when it is infected and killed by a flu virus or other pathogen, the cell releases its contents into circulation setting off a molecular warning to the immune system thereby generating a rapid and potent immune response. Because HSPs very rarely leave cells, the immune system has evolved to recognize HSPs that have been released from dying cells as the sentries of a molecular alarm system. This characterizes the role of heat shock proteins as damage associated molecular patterns (DAMPS).  Upon detection of HSPs, the immune system then directs an immune response against any foreign (pathogenic) proteins bound to the HSP at the time the cell that released it died.

HSPs have several functions including:

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

•

Directing antigen cross presentation for activation of CD8+ T cells toward tumor antigens.

HSP gp96 is one of the most abundantly expressed proteins in the human body and is expressed by all cells. It is normally retained within cells in a compartment called the endoplasmic reticulum (ER), where it facilitates the folding of newly synthesized proteins so that they may perform their various tasks properly. Gp96 is particularly important in the process of detecting antigens as it is present in all cell types and, it is able to recognize all antigens. It also induces the immune system to activate CD8+ (“killer”) T cells which then seek out and destroy the cells that are marked by antigens. Gp96 is normally only contained inside the ER of cells, however when a cell dies an abnormal death through necrosis it breaks open and releases gp96 into the surrounding tissue microenvironment. ImPACT® works by modifying the chemical structure of gp96 so that a cell can continuously secrete it into the extracellular space accompanied by the unique peptide that it is folding at the time without causing necrosis. This allows the immune system to seek out and destroy cells characterized with antigens before the body would otherwise have detected them.

ImPACT® Technology Overview

A limitation of utilizing gp96 as a cancer immunotherapy is that it is normally retained within cells by a small region called a “KDEL sequence” that acts like a “leash”, preventing gp96 from leaving the ER. Therefore, in order to utilize gp96 as a therapeutic, gp96 must either be purified from individual cells or engineered to be secreted from cells.

To overcome this limitation, a team of scientists led by Eckhard Podack, M.D., Ph.D., the Former Chairman of our Scientific Advisory Board and the inventor of this technology, deleted this KDEL sequence and replaced it with another sequence that causes the new fusion protein, called gp96-Ig, to be secreted from cells continuously. Multiple tumor cell lines were then made to express gp96-Ig, and as expected, secreted it continuously into the extracellular space in a complex with tumor antigens. Dr. Podack demonstrated that gp96-Ig vaccination effectively cross-presented tumor specific antigens to immune cells, led to expansion of Cytotoxic T Lymphocytes (CTL) and the subsequent rejection of injected tumor cells. Importantly, these studies demonstrated that the secreted protein gp96-Ig maintained the critical characteristics of the native gp96 protein required to generate anti-tumor immune responses.

Our ImPACT® technology platform:

•

Effectively cross-presents tumor antigens and leads to cytotoxic killer T cell activation

Published studies in mice showed that killer T cell activation was approximately 20 million times greater with ImPACT® secreted gp96-Ig than with a corresponding gp96 protein injection. The modified cell secretes gp96 in a sustained release for several days after injection. This creates a sustained immune response. These data suggest that gp96-chaperoned peptides may represent the most efficient, robust pathway for presenting a cell’s antigens to the immune system and activating killer T cells.

•

Binds and presents all potential tumor antigens to the immune system simultaneously

A single type of tumor might have multiple strains derived from numerous tumor cells. These different strains have different antigens, all of which are capable of initiating an immune response. By creating a vaccine from a tumor-cell line, we believe that ImPACT®’s technology can develop a therapy that shares many common features with patients’ tumors. We believe this “blanket” approach will provide each patient with a higher likelihood of a positive response to the therapy.

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

The distinguishing characteristics of ImPACT® are:

(i)

While most other immunotherapy approaches target only a single antigen, our patented approach uses modified heat shock proteins to stimulate an immune response against multiple antigens contained within cancer cells (both known and unknown). Cancer cells express different antigens that can be used to initiate an immune response. Each ImPACT® vaccine is created from a tumor-cell line that we believe expresses a wide array of those antigens most commonly expressed in a particular type of cancer. For our lung cancer trials, the cell line that was used and expressed the most favorable antigen profile for lung cancer was a lung cancer cell line and for our bladder cancer trials the cell line that was used and expressed the most favorable antigen profile for bladder cancer was a prostate cancer cell line. We believe this “pan-antigen” approach provides each patient with a higher likelihood of a response to the therapy.

(ii)

Our product candidates are made from “off-the-shelf” (allogeneic) cells and may therefore be less expensive to manufacture than patient-specific (autologous) vaccines. Our vaccines are mass-produced from a single source while other immunotherapy approaches require physicians to extract a patient’s blood and/or cells, send them to a facility where a personalized vaccine is created, and then have them shipped back to the physician for injection into the patient.

(iii)

While competing companies are developing therapies that are both “off-the-shelf” and which target multiple antigens, our ImPACT® technology is the only “off-the-shelf” (allogeneic) vaccine – to our knowledge – that directly induces “cross-presentation” to the CD8+ (“killer”) T cells, which are the cytotoxic arm of the immune system. Stimulating these CD8 (killer) T cells through “cross-presentation” has recently been shown to be critical to the induction of effective anti-tumor immunity. We believe our product candidates are able to leverage gp96 to serve as their own powerful immune stimulant (adjuvant) while other companies’ technologies rely on the use of a secondary adjuvant like GMCSF or Alum.

Our ComPACTTM Technology Platform

The ComPACTTM technology platform was created in-house to take advantage of all aspects of the T cell activation platform and to build upon them. Because the future of cancer immunotherapy appears to be focused on drug combinations, it is valuable to conceive technologies where one drug may be re-purposed to do two things, rather than always relying on individual combinations of different single-function drugs. The need for this sort of innovation is highlighted by the recent approval of Nivolumab and Yervoy for patients with late stage melanoma. The price for this combination is upwards of $250,000 per course of therapy, not including the substantially increased ancillary costs associated with monitoring and treating the potentially fatal complications that are common with such a combination. ComPACTTM was designed to deliver the gp96-Ig vaccine molecule together with a T cell costimulatory fusion protein in a single compound. The first iterations of ComPACTTM included OX40L-Fc, 4-1BBL-Fc and ICOSL-Fc as the T cell costimulatory proteins, and due to preferential activity with the OX40L-Fc version of ComPACTTM, this compound has been prioritized for rapid clinical development. Interestingly, the activity of locally secreted OX40L-Fc from ComPACTTM provides a superior immune response and tumor rejection than what is seen with OX40 agonist antibodies.

Our Product Candidates and Clinical Development Programs

We have initiated development programs to target our ImPACT® technology platform against a range of diseases, including non-muscle invasive bladder cancer (NMIBC) and non-small cell lung cancer (“NSCLC”). In October 2015, we completed full enrollment of 75 patients in the blinded, randomized, placebo-controlled arms of our ongoing Phase 2 clinical trial evaluating HS-410 either in combination with BCG, or HS-410 alone, in patients with high risk, NMIBC.  We are enrolling an additional 25 patients to evaluate HS-410 as a monotherapy in an unblinded, open-label arm, and we anticipate completing enrollment in the first half of 2016. We began dosing NSCLC patients in combination with nivolumab in a Phase 1b protocol with our first therapeutic vaccine, HS-110, in the second half of 2015.  The inventor of our technology platform had also completed a study in primates for the development of a therapeutic and prophylactic vaccine for the treatment and prevention of HIV. This study was fully funded by the NIH. The HIV trials were initiated by the primary inventor and to date have been funded by grants awarded to the primary inventor, which can be used at the discretion of the inventor. We have no funding obligation for such trials and the primary inventor is responsible for future development and research; nonetheless any research conducted by the primary inventor contributes to our body of research and we may choose to progress with any such research to further clinical trials and incorporate such research into our future development plans.

ImPACT® INDICATIONS

Bladder Cancer

Disease

In the United States, bladder cancer is the fourth most common type of cancer in men and the eleventh most common cancer in women. According to the National Cancer Institute, 1 in 42 men and women will be diagnosed with bladder cancer during their lifetimes, meaning more than half a million people are living with bladder cancer in the United States. In 2015, the American Cancer Society estimated 74,000 cases of bladder cancer will be diagnosed in the United States, and an estimated 16,000 deaths will occur. According to the American Cancer Society there are currently over 500,000 bladder cancer patients in the United States and thirty percent (30%) of the patients have muscle invasive bladder cancer (MIBC) and seventy percent (70%) of the patients have NMIBC.  Available treatments are currently not effective, in all patients, thus this remains an area of high unmet need. According to Park JC, et al. Clin Adv Hematol Oncol. 2014 Dec;12(12):838-45, lifetime treatment costs are $96,000 to $187,000 per individual per year in U.S.

Phase 2 Clinical Development

Enrollment is complete for the 75 patients in the blinded, randomized, placebo-controlled arms of our Phase 2 clinical trial to examine safety, tolerability, immune response and preliminary clinical activity of HS-410 in patients with high risk, superficial bladder cancer who have completed surgical resection.  We are enrolling an additional 25 patients to evaluate HS-410 as a monotherapy in an unblinded, open-label arm.  The Phase 1 portion started treatment with HS-410 after standard intravesical bacillus Calmette-Guérin (BCG) immunotherapy; the Phase 2 portion investigates one of two doses of HS-410 or placebo in combination with BCG or one dose of HS-410 as monotherapy. We anticipate including approximately 15-20 clinical sites in the United States with an enrollment period of 18-24 months.

Phase 2 Randomized Controlled
Arm 1
HS-410 + BCG
Low Dose
N = 25
Arm 2
HS-410 + BCG
High Dose
N = 25
Arm 3
Placebo + BCG
N = 25
Arm 4
HS-410
High Dose
N = 25
Yes
Randomize
1:1:1
Will patient receive BCG?
No
1-yr disease-free survival
Immune response
Safety and tolerability

Fast track designation by FDA

Design

- Dosing regimen 12 week induction followed by maintenance according to BCG schedule

Operations

- Multi-center trial of ~16 sites in U.S.
- Lead center: University of Chicago School of Medicine
- Positive safety profile with no SAEs
- Complete enrollment 4Q:15
- Data readout 4Q:16

Patient Population

- NMIBC (Ta, T1, CIS)
- Newly diagnosed or >12mo from BCG

In January 2016, we reported three-month interim data from the unblinded, monotherapy cohort of the company’s ongoing Phase 2 trial of HS-410 for the treatment of NMIBC at the Phacilitate Immunotherapy World Conference.  In the monotherapy arm, a series of weekly intradermal injections of HS-410 is being dosed as an alternative to BCG.  Images of the bladder taken from several treated patients showed changes that resemble lymphoid (T cell rich) structures that we have observed in biopsy samples, which we believe indicates that HS-410 is generating an immune response as expected.

HS-410 Ph 2 NMIBC
Monotherapy 3-Month Interim Data

Blue-light cystoscopy from patient treated with HS-410

Tumor biopsy from patient treated with HS-410

- Images of the bladder (above) showed changes that resemble lymphoid (T cell rich) structures, indicating that HS-410 leads to a localized immune response within the urinary bladder

Source: Heat's HS-410 Phase 2 NMIBC interim monotherapy trial results announced January 26, 2016

On November 6, 2015, we announced positive results from our Phase 1 trial, evaluating the safety and immune response of HS-410, after standard of care bacillus Calmette-Guérin (BCG), for the treatment of high-risk NMIBC. These results are outlined below:

HS-410 Phase 1 NMIBC Trial Results Overview

Trial Design

- 10 Ta, T1 stage high grade bladder cancer patients
- Intradermal injections of HS-410 for 12 weeks then monthly for 3 months

Results

Safety

- Well-tolerated
- No SAEs
- Grade 1-2 injection site reactions
- No vaccine-related discontinuations

BLADDER CANCER STAGING (TNM)
Ureters
Muscularis Propria
Lamina Propria
Perivesical Fat
Urothelial layer(mucosa)
Adjacent organs
Urethra
T1
T2
T3a
T3b
Ta
Tis
T4

Immune Response

- Intratumoral CD8+ T cells: unprecedented increase (polyclonal expansion)
- Strong correlation: TIL clonality and clinical outcome
- 15+ antigens in HS-410 shared with patients' cancer

Bladder Cancer Recurrence

- 7 of 10 patients no cancer recurrences >1 year after SOC surgery
- 3 of 4 patients with *carcinoma in situ* (CIS), patients least responsive to BCG <u>had complete response durable beyond one year</u>

1. As previously reported, Heat expects to complete enrollment for the monotherapy arm in late 2015/early 2016

HS-410 exhibited a positive safety profile and was well-tolerated with no patients discontinuing the trial due to adverse events (AEs). Furthermore, no serious adverse events (SAEs) were reported, and 7 out of 10 patients had no documented recurrence of cancer >1 year after standard of care surgery.  Significantly, 3 out of 4 patients with carcinoma in situ (CIS), the patient population least responsive to standard of care, did not recur. HS-410 elicited a broad-based (polyclonal) expansion of patient T cells and a high level of CD8+ tumor-infiltrating lymphocytes (TILs).  Additionally, based on tissue samples taken from each patient, HS-410 shared 15 or more tumor antigens in common with those expressed on the patients' cancer cells, which we believe indicates HS-410's ability to target a broad range of tumor antigens for all patients treated to date.  These data confirm previous clinical findings regarding the unique mechanism of action for HS-410 and for our ImPACT® and ComPACTTM platform technologies. Moreover, third-party analysis of blinded samples demonstrated a strong correlation between baseline characteristics of TILs by T cell receptor (TCR) sequencing and clinical outcome. Specifically, the 7 patients who remain disease free exhibited the greatest clonal expansion of intratumoral T cells (p-value 0.0126).

Post-treatment Induction of CD8+ TIL

Pre-treatment
Post-treatment
Disease-free
Recurrent Disease
25-007
25-004

- Before treatment there are few CD8+ (red) TIL in the disease-free patient (25-007, upper left), whereas TIL are abundant in the recurring patient (25-004, lower left)
- Following treatment with HS-410, there is robust induction of TIL in the disease-free patient, with moderate induction in the recurring patient

Source: Heat's HS-410 Phase 1 NMIBC trial results presented at SITC 2015

In October 2015, we completed full enrollment of 75 patients in the blinded, randomized, placebo-controlled arms of our ongoing Phase 2 clinical trial evaluating HS-410 either in combination with BCG, or HS-410 alone, in patients with high risk, NMIBC.  The Phase 2 trial will examine safety, tolerability, immune response and preliminary clinical activity of HS-410. The primary endpoint is one-year disease free survival.  We are enrolling an additional 25 patients to evaluate HS-410 as a monotherapy in an unblinded, open-label arm, which we anticipate completing enrollment by the first half of 2016.  We expect to report topline efficacy, immune-response and safety results in the fourth quarter of 2016.

On March 5, 2015, we were notified that the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for HS-410 for the treatment of NMIBC. The Fast Track program is designed to facilitate the development and expedite the review of therapies intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  The advantages of Fast Track designation include actions to expedite development, including opportunities for frequent interactions with the FDA review team to discuss all aspects of developments to support approval and eligibility for priority review depending on clinical data at the time of Biologics License Application (“BLA”) submission.  We believe that this designation will expedite our development of HS-410.

Other Cancers

We continue to evaluate other indications for our ImPACT® and ComPACTTM platform technologies.  Specifically, using ComPACTTM, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy for non-small cell lung cancer (HS-120). Our decision to further pursue these or any additional product candidates other than our two lead product candidates will be based in part upon available funding and partnering opportunities.

Lung Cancer

Disease

Lung cancer is the leading cause of cancer-related death in the United States. According to the National Cancer Institute, in 2015, lung cancer was expected to account for 26% of all female cancer deaths and 28% of all male cancer deaths. An expected 221,200 people were diagnosed with lung cancer in the United States in 2015. Of these lung cancers, roughly 85% were expected to present as non-small cell lung cancer. Patients with advanced clinical stage IIIB/IV disease have a 5-year survival rate as low as 1-5%.

Phase 1b Clinical Trial

In May 2015, we initiated our Phase 1b clinical trial investigating the combination of our HS-110 therapeutic vaccine and   nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with non-small cell lung cancer (NSCLC). HS-110 is our first product candidate in a series of proprietary ImPACT® based immunotherapies designed to stimulate patient's own T cells to attack cancer. HS-110 is a biologic product comprising a lung cancer cell line that has been genetically modified using our ImPACT® technology platform to secrete a wide range of lung cancer associated antigens bound to gp96 proteins and activate a T cell mediated pan-antigen immune response against the patient’s cancer.  This multicenter trial is evaluating the safety and efficacy of HS-110 in combination with nivolumab in patients with NSCLC whose cancers have progressed after first-line therapy. Primary and secondary trial endpoints include safety and tolerability, immune response, overall response rate and progression-free survival. This trial is expected to initially enroll 18 patients, and we expect to release top-line objective response rate and 6-month progression free survival (PFS) data on these first 18 patients by the end of 2016.

Phase 1b HS-110/DURGA Trial Design

Phase 2 Clinical Development

Data from our Phase 2 randomized, controlled trial using HS-110 in combination with cyclophosphamide versus chemotherapy alone in third-line and fourth-line NSCLC patients is expected during the fourth quarter of 2016.  This trial, which enrolled 65 patients is winding down to instead focus on combinations with checkpoint.  The trial was structured as a multicenter randomized study to evaluate the immune response, safety and efficacy endpoints of HS-110 when administered weekly for 12 weeks in combination with low-dose cyclophosphamide in an induction period followed by monotherapy HS-110 every nine weeks during maintenance for up to one year. Patients randomized to the comparator arm were treated with one chemotherapy regimen until progression. Blood samples were taken to evaluate the immune response and their correlation to overall survival, and where considered appropriate by the investigator, patients are invited to consent for pre- and post-treatment biopsies for exploratory biomarker analysis. The primary endpoint was overall survival; secondary endpoints follow objective responses and immune response.

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

We believe that the results of the Phase 1 trial with HS-110 demonstrate that HS-110 is capable of generating a CD8-CTL IFN- γ immune response in patients with advanced NSCLC. In 11 of the 15 patients (73%) that completed the first course of therapy with HS-110, there was a twofold or greater increase in CD8 cells secreting interferon gamma (CD8-CTL IFN- γ). These patients also exhibited an estimated median survival of 16.5 months (95% CI:7.1-20.0). In contrast, 4 patients were immune non-responders and survived 2.1, 2.3, 6.7, and 6.7 months, or a median survival of 4.5 months, which is consistent with the expected survival times in this patient population. The protocol required that we look for such responses but, as is typical in immunotherapy, no partial or complete tumor responses were observed. The median one-year overall survival rate of patients in the study was 44% (95% CI:21.6-65.1). For comparative purposes, while there was a wide range of survival times, the one-year overall survival rate in a published one-year, 43-patient, advanced lung cancer population was 5.5%. One of the late-stage lung cancer patients survived over four years since starting the therapy and another patient survived over three years since starting the therapy. These findings were consistent with multiple preclinical published studies on ImPACT® therapy.

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

CD8 IFN- γ response. Samples from 15 patients collected for immune response at baseline and after at least one course of vaccination were available for analysis of the CD8 IFN- γ response. 20,000 purified patient CD8 T cells were stimulated with vaccine cells for 40h in ELI-spot plates and the frequency of IFN- γ secreting cells determined + indicates first increase. Solid lines indicate immune response (IR+), dashed lines no response (IR − ).

Since NSCLC is known to be highly immunosuppressive, we believe that by overcoming tumor-induced suppression with frequent vaccinations as observed anecdotally in the Phase 1 study and the generation of an observed potent polyepitope specific CD8 CTL is encouraging and warrants further study.

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

We have retained Lonza Walkersville, Inc. a vendor, which has begun manufacturing of HS-110 to be used in our Phase 2 and potential Phase 3 clinical trials. We entered into an eight-year Manufacturing Services Agreement, dated October 20, 2011, with the vendor (the “Manufacturing Agreement”). The Manufacturing Agreement provides that the vendor will manufacture products based on our ImPACT® technology intended for use in pharmaceutical or medicinal end products, including, without limitation, products in a final packaged form and labeled for use in clinical trials or for commercial sale to end users in accordance with the terms and conditions of individual statements of work. The Manufacturing Agreement requires that we purchase a certain minimum percentage of our annual global product requirements from the vendor. The Manufacturing Agreement may be terminated by the parties upon mutual agreement, and by each party for a material breach by the other party that is not cured within the cure period, upon notice that a clinical trial for which product is being produced under the agreement is suspended or terminated or upon the other party’s insolvency, dissolution or liquidation.

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

Competition

The pharmaceutical industry and biologics industry are each highly competitive and characterized by a number of established, large companies, mid-sized companies, as well as smaller companies like ours. If our competitors market products that are less expensive, safer or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. As a biotechnology company with cancer immunotherapy agents as lead product candidates, we compete with a broad range of companies. At the highest level, cancer immunotherapy can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiology and chemotherapy but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi-Aventis U.S. LLC, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Celgene Corporation, Gilead Sciences, Inc., and competing cancer immunotherapy companies such as Kite Pharma, Inc., Juno Therapeutics, Inc., Bluebird Bio, Inc., Transgene SA, Valeant Pharmaceuticals International, Inc., NewLink Genetics Corporation, Agenus Inc., NovaRx Corporation, Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., Immunovaccine Inc., Oncothyreon Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., Telesta Therapeutics Inc. and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

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

Many major pharmaceutical companies have at least one immunotherapy drug or therapeutic in development, either directly or in partnership with a smaller biotech firm. Some of our competitors that are developing competitive immunology drugs and therapeutics include Merck & Co. Inc., Genentech, Inc. (a member of the Roche Group); Bristol Myers Squibb Company; Transgene SA; Oxford BioMedica plc; NewLink Genetics Corporation; Celldex Therapeutics, Inc.; Pfizer Inc.; and Celgene Corporation.

The primary treatments for non-small cell lung cancer are surgery, radiation, chemotherapy and various combinations of each of these treatments. A large number of patients, particularly with advanced disease, are refractory to these treatments and are subsequently treated with a number of emerging biologic agents, including immunotherapy. Some examples of therapies commonly attempted with stage IIIB/IV NSCLC patients include: nivolumab (Opdivo), pembrolizumab (Keytruda), Alimta (pemetrexed), Avastin (bevacizumab), Tarceva (erlotinib), Gemzar (gemcitabine), Carboplatin, Taxol (paclitaxel), Taxotere (docetaxel), and Vinorelbine. It is unlikely that biologic agents will compete with more traditional therapies in the short-term, but many oncologists believe that such therapies will eventually become the mainstay of lung cancer therapy. None of these agents have proven particularly effective for stage IIIB/IV NSCLC patients, with the most effective therapies only increasing survival by a few months. As a result, we do not consider these agents to be direct competitors to HS-110 because they are likely to be given either in sequence or in conjunction with some of the agents listed. Furthermore, many patients cannot tolerate many of the chemotherapeutics listed. Thus, we believe if HS-110 has a positive safety profile (without observation of local or systemic toxicities, none of which have been seen to date), it is likely that HS-110 would be preferred both by physicians and patients in this stage of disease.

As previously stated we compete with other forms of cancer treatment such as biologic therapies in addition to immunology therapies. There are several biologic therapies in clinical development for NSCLC that have been identified as potential competitors to HS-110. In particular, a cell-based vaccine therapy, Lucanix, is in development by NovaRx. Lucanix has recently completed Phase 3 clinical trials and failed to reach the primary endpoint.

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

According to Schreiber et al, patient-specific vaccines are not more effective than off-the shelf vaccines in reducing tumors. Furthermore, patient-specific vaccines cost far more to produce than off the shelf (allogeneic) vaccines, where any donor tissue can be used. Immunotherapies are reported to cost in excess of $100,000 per year and we expect that our treatment will be less expensive.

License Agreements and Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets and exclusive rights in our unique biological materials, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the strongest intellectual property protection possible for our current product candidates (ImPACT® and ComPACTTM therapy) and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors - Risks Relating to Our Business – We have limited protection of our intellectual property.”

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

License Agreements

In July 2008, we entered into an exclusive license agreement with the University of Miami (the “University”) for intellectual and tangible property rights relating to our ImPACT® technology. This license agreement was subsequently assigned to our subsidiary Heat Biologics I, Inc. which issued to the University shares of its common stock representing seven and one half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier. The license agreement grants Heat Biologics I, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the following patent-related rights:

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

As consideration for the rights granted in the license agreement, the licensee is obligated to pay the University upfront license fees, additional yearly and milestone payments and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, the licensee is obligated to pay the University (i) all past and future patent costs associated with the licensed patent-related rights; (ii) a license issue fee of $150,000; (iii) annual payments of $10,000 in 2010, 2011 and 2012, and $20,000 each year thereafter; (iv) a milestone payment of $250,000 by the earlier of May 31, 2017 or approval of a BLA for the lung cancer vaccine or for a cancer vaccine other than lung cancer; and (v) royalties equal to a percentage (in the low-to-mid single digits) of net sales of licensed products. The royalty rate is subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to the University equal to a percentage of what it would have been required to pay to the University had it sold the products under sublicense itself. In exchange for additional consideration, the University agreed to postpone the payment due dates prior to February 2010 of this license agreement. All past patent costs have been fully paid.

In September 2014, we amended the license agreement in which the University of Miami agreed not to license the cell line to third parties while we are in good standing and in compliance of our patent license agreements with the University relating to our ImPACT® platform. A patent for “Modified Heat Shock Proteins-Antigenic Peptide Complex” if issued from the pending patent applications, would expire in 2019 (worldwide), not including any patent term adjustments or extensions.

In February 2011, our subsidiary, Heat Biologics I, Inc., entered into four additional exclusive license agreements with the University. The terms of each of these additional licenses run until all the patent-related rights licensed therein have expired, unless terminated earlier. In these additional exclusive license agreements, Heat Biologics I, Inc. obtained exclusive, worldwide rights to make, use or sell products covered under the following patent-related rights:

•

U.S. patent application serial number 61/347,336 titled “Cancer Treatment” and filed on May 21, 2010, and PCT/US2011/037327 titled “Cancer Treatment” and filed May 20, 2011, and all U.S. patents and foreign patents and patent applications based on these U.S. applications; as well as all divisionals, continuations, and those claims in continuations-in-parts (to the extent they are sufficiently described in the applications) of the foregoing, and any re-examinations or reissues of the foregoing (the “Cancer Treatment Portfolio”). A patent for “Cancer Treatment”, if issued from the pending patent applications, would expire in 2031 (worldwide), not including any patent term adjustments or extensions.

•

U.S. patent application serial number 61/033,425 titled “Allogeneic Cancer –Based Immunotherapy” and filed on March 3, 2008 and PCT application number PCT/US2009/001330 titled “Allogeneic Cancer –Based Immunotherapy” filed on March 3, 2009, and all U.S. patents and foreign patents and patent applications based on these U.S. applications as well as all divisionals, continuations, and those claims in continuations-in-parts (to the extent they are sufficiently described in the applications) of the foregoing, and any re-examinations or reissues of the foregoing (the “Allogeneic Cancer –Based Immunotherapy Portfolio”). A patent for “Allogeneic Cancer –Based Immunotherapy”, if issued from the pending applications, would expire in 2029 (worldwide), not including any patent term adjustments or extensions.

•

U.S. patent application serial number 61/033,425 titled “Heat Shock Protein GP96 Vaccination and Methods of Using Same” filed on March 20, 2008 and PCT application number PCT/US2009/001727 titled “Heat Shock Protein GP96 Vaccination and Methods of Using Same” filed on March 19, 2009, and all U.S. patents and foreign patents and patent applications based on these U.S. applications as well as all divisionals, continuations, and those claims in continuations-in-parts (to the extent they are sufficiently described in the applications) of the foregoing, and any re-examinations or reissues of the foregoing (the “Heat Shock Protein GP96 Vaccination Portfolio”).  A patent for “Heat Shock Protein GP96 Vaccination and Methods of Using Same”, if issued from the pending applications, would expire in 2029 (worldwide), not including any patent term adjustments or extensions.

•

U.S. patent application serial number 61/116.971 titled “HIV/SIV Vaccine for the Generation of Mucosal and Systemic Immunity” filed November 21, 2008 and PCT application number PCT/US2009/065500” titled “HIV/SIV Vaccine for the Generation of Mucosal and Systemic Immunity” filed on November 23, 2009, and all U.S. patents and foreign patents and patent applications based on these U.S. applications as well as all divisionals, continuations, and those claims in continuations-in-parts (to the extent they are sufficiently described in the applications) of the foregoing, and any re-examinations or reissues of the foregoing (the “HIV/SIV Vaccine Portfolio”). A patent for “HIV/SIV Vaccine for the Generation of Mucosal and Systemic Immunity”, if issued from the pending applications, would expire in 2029 (worldwide), not including any patent term adjustments or extensions.

As consideration for the rights granted in these additional four license agreements, the licensee is obligated to pay the University certain upfront license fees, past and future patent costs and royalties based on net sales of commercialized products covered by the patent-related rights set forth above. No annual or milestone payments are required under any of these four additional license agreements. The upfront license fees for the Cancer Treatment Portfolio and the HIV/SIV Vaccine Portfolio license agreements are $10,000 and $50,000, respectively. No upfront license fees were required under the license agreements for the Allogeneic Cancer–Based Immunotherapy and the Heat Shock Protein GP96 portfolios. Under each of these four additional license agreements, the royalties are equal to a percentage (in the low-to-mid single digits) of net sales of products covered by the patent-related rights in the respective license agreements. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to the University equal to a percentage of what it would have been required to pay to the University had it sold the products under sublicense itself. Each of these additional license agreements also provides that the licensee will not have to pay more than the above-noted royalty rates and sublicense fees if more than one license from the University is required to sell products covered by the licensed patent-related rights. In exchange for additional consideration (including the requirement that Heat Biologics I, Inc. pay additional milestone payments of $25,000 before initiation of any Phase 3 clinical trials for products covered by any of the license agreements, and an additional payment equal to 18% annual interest on the amounts due or a note convertible into an equivalent value of shares in our Preferred Stock), the University agreed to postpone the payment due dates prior to February 2010 for each of these four additional licenses.

All five of the above-described license agreements provide that the licensor has the right to terminate a subject license if the licensee has (i) not introduced, or at least used its best efforts to introduce, a licensed product in the commercial marketplace in the United States, European Union, or Japan by December 31, 2020; (ii) not otherwise exercise diligence to bring licensed products to market; or (iii) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it.

In March 2014, our subsidiary, Heat Biologics I, Inc., entered into an additional exclusive license agreement with the University. The term of this license runs until all the patent-related rights licensed therein have expired, unless terminated earlier. In this exclusive license agreement, Heat Biologics I, Inc. obtained exclusive, worldwide rights to make, use or sell products covered under the University’s interest in the following patent-related rights:

•

U.S. Provisional Patent Application serial number 61/445,884 titled “Combined Cell Based Gp96-IG-SIV/HIV; Recombinant Gp120 Protein Vaccination For Protection From SIV/HIV” filed February 23, 2011 (the “ ‘884 application”); PCT Application Serial No. PCT/US2012/26256 titled “Combined Cell Based Gp96-IG-SIV/HIV, Recombinant Gp120 Protein Vaccination For Protection From SIV/HIV” filed February 23, 2012 (the “ ‘256 application”); and all U.S. patents and foreign patents and patent applications based on these applications; as well as all divisionals, continuations, and those claims in continuations-in-parts (to the extent they are sufficiently described in the ‘884 or ‘256 applications) of the foregoing, and any re-examinations or reissues of the foregoing (the “Combination HIV/SIV Vaccine Portfolio”). A patent for “Combined Cell Based Gp96-IG-SIV/HIV; Recombinant Gp120 Protein Vaccination For Protection From SIV/HIV”, if issued from the pending applications, would expire in 2032 (worldwide), not including any patent term adjustments or extensions.

The patent rights in the Combination HIV/SIV Vaccine Portfolio are co-owned by the University and the National Institutes of Health (the “NIH”).  Heat Biologics I, Inc. has only licensed the University’s rights therein. The NIH’s rights in this portfolio have not been licensed by Heat Biologics I, Inc.  As consideration for the rights granted in this license agreement, the licensee is obligated to pay the University an upfront license fee, past patent costs, and royalties based on net sales on commercialized products covered by the patent-related rights set forth above. No annual payments are required under this license agreement.  The licensee is obligated to make milestone payments under this license agreement as follows: $50,000 upon completion of a phase I clinical trial, $100,000 upon completion of a phase II trial, $100,000 upon completion of a phase III trial, and $100,000 upon acceptance of a BLA by the FDA or its foreign equivalent. Under this license agreement, the royalties are equal to a percentage (low single digits) of net sales of products covered by the patent-related rights. This royalty rate is subject to reduction if additional license rights from third parties are required to commercialize licensed products.  In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to the University equal to a percentage of what it would have been required to pay to the University had it sold the products under sublicense itself. This license agreement also provides that the licensee will not have to pay more than the above sublicense fees or a royalty in the low-to-mid single digits if more than one license from the University is required to sell products covered by the licensed patent-related rights. The licensor has the right to terminate this license if the licensee has (i) not introduced, or at least use its best efforts to introduce, a licensed product in the commercial marketplace in the United States, European Union, or Japan by December 31, 2023; (ii) not otherwise exercised diligence to bring licensed products to market; or (iii) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it.

Upon an uncured material breach of an obligation under any one of the above six license agreements by a party, the other party has the right to terminate that agreement upon 90 days notice or 30 days notice if the breach relates to payments due to the University. In the event of a termination, Heat Biologics I, Inc. will be obligated to pay all amounts that accrued prior to such termination. Each of the above license agreements also contains other customary clauses and terms as are common in similar agreements between industry and academia, including the licensee’s agreement to indemnify the University for liabilities arising out of the negligence of the licensee, making the license grant subject to the Bayh-Dole act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

Under the above-described license agreements with the University, we have obtained exclusive rights to six different patent families. The six patent families associated with our ImPACT® platform are:

“Recombinant cancer cell secreting modified heat shock protein-antigenic peptide complex.”

This family of patent filings relates to methods and compositions for enhancing an immune response. More particularly, the application describes the creation of a tumor cell therapy including a cancer cell that has been engineered to secrete a heat shock protein (gp96), and the use of such therapy to enhance an anti-tumor immune response. Within this family are eight (8) issued patents covering U.S., Australia, Canada, Japan and Europe (collectively validated in 28 countries), and one (1) pending U.S. application. Not including any patent term adjustments or extensions (e.g., for patent office delays or extensions/exclusivity periods provided for new drug approvals in the United States and some foreign countries), the term for patents in this family extends until 2019.

“Heat Shock Protein gp96 Vaccination and Methods of Using Same”

This family of patent filings also relates to methods and compositions for enhancing an immune response. It further describes: (a) how intraperitoneal gp96-Ig administration increases recruitment of innate immune cells into the administration site, mediates proliferation of dendritic cells (DCs) and CD8 cells, and activates natural killer (NK) cells; (b) that gp96-Ig-secreting cell vaccines are more effective when gp96-Ig is continuously released; (c) that frequent gp96 immunizations can overcome tumor-induced immune suppression and retards tumor growth; and (d) that B cell depletion can enhance gp96-Ig -mediated recruitment of NK cells and retention of DCs in the administration site. Within this family are one issued United States patent and one issued Australian patent, and one pending application each in Canada, Europe, Israel, and India. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2029.

“Allogeneic Cancer Cell-Based Immunotherapy”

This family of patent filings also relates to methods and compositions for enhancing an immune response. It further describes: (a) making vaccines cells allogeneic by expressing exogenous major histocompatibility complex (MHC) antigens; (b) B cell depletion to augment the effectiveness of the vaccines; and (c) the enhancement of anti-tumor immune responses using multiple immunizations less than two weeks apart. Within this family are one issued Australian patent, two issued U.S. patents, one issued European patent, one issued Israeli patent and one pending application each in Canada, China, Europe, India, Japan, and South Korea. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2029.

“Cancer Treatment”

This family of patent filings contains results from a Phase 1 clinical trial of human subjects with cancer. Within this family are one pending application each in the United States, Canada, Australia, India and South Korea. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2031.

“HIV/SIV Vaccines to Generate Mucosal and Systemic Immunity” This patent family relates to the use of host cells that have been engineered to secrete a heat shock protein (gp96) to treat various chronic viral infections including those caused by HIV. Within this family are one granted Australian patent, one granted South African patent, and one pending application each in Canada and India. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2029.

“Combined Cell-Based Gp96-Ig-SIV/HIV, Recombinant Gp120 Protein Vaccination for Protection From SIV/HIV”

This patent family relates to combination therapies for treating chronic viral infections including HIV. The combination therapy uses host cells that have been engineered to secrete a heat shock protein (gp96) to induce antiviral T cell responses and soluble viral antigens to induce antiviral antibody responses. Within this family are one issued patent in South Africa and one pending application each in Canada, Europe, Hong Kong, India, South Korea, and the Philippines. Not including any patent term adjustments or extensions, the term for patents in this family extends until 2032.

In July 2011, we exercised an option agreement with U.Mich and entered into a license agreement with U.Mich pursuant to which we are U.Mich’s exclusive licensee and have the right to use, market, offer for sale, sell and/or sublicense materials and processes related to certain cancer cell lines. The term of the license is perpetual, unless terminated earlier by us or by U.Mich where U.Mich can only terminate for our material breach of this agreement. As consideration for the rights granted in the license agreement, we agreed to pay U.Mich up-front license fees and additional yearly and milestone payments. We also assumed under the license agreement responsibility for any infringement of third party rights caused by our use of the licensed materials. We paid an option fee of $2,000, a license issue fee of $10,000 and are obligated to pay an annual maintenance fee of $10,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $50,000. In addition, we are obligated to make milestone payments of $25,000, $50,000 and $75,000 upon completion of a Phase 1, Phase 2 and Phase 3 trial and $250,000 upon the first commercial sale of a licensed product and $350,000 upon annual net sales of $100,000,000 or more. The license agreements provide that the licensor has the right to terminate the license should we cease to carry on our business, fail to make a required payment or otherwise materially breach or default in our obligations under the license agreement following the giving of notice and an opportunity to cure any such breach. The license agreement provides that if we do not achieve the following milestones within the required period, U.Mich has the right to terminate the license agreement: completion of a Phase 1 clinical trial on or before January 1, 2015, a Phase 2 clinical trial on or before January 1, 2017, a Phase 3 clinical trial on or before January 1, 2019 and the first commercial sale of a product that includes the materials supplied by U.Mich on or before January 1, 2020. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia.

In April 2011, we entered into an evaluation and biological material license agreement with ATCC to evaluate, use, market, offer for sale, sell and/or sublicense materials and processes related to various different cell lines. In October 2013 and March 2014, this agreement was amended to add additional cell lines in exchange for additional fees.  The agreement with ATCC provides for an evaluation term of 12 months subject to two additional renewals, and a non-exclusive commercial use license upon termination of the evaluation period to utilize the products we obtain in the evaluation to develop, make, use and sell licensed products. The October 2013 amendment also increased the number of evaluation renewals to a total of five.  The agreement with ATCC has a term of 40 years. We paid an evaluation fee and four renewal evaluation fees totaling $25,000, and are obligated to pay a $50,000 fee upon initiation of the commercial license and a less than 1% royalty based on sales of licensed products. In addition, we are obligated to make milestone payments of $15,000, $30,000 and $60,000 upon initiation of a Phase 1, Phase 2, and Phase 3 trial, respectively; and $200,000 upon receipt of marketing authorization.  In December 2015, we amended this agreement with ATCC to add additional cell lines in exchange for additional fees.

In September 2014, we entered into an exclusive license agreement for a multiple myeloma cell line with Professor Kenneth Nilsson in Sweden for the production, sale and use for immunotherapy, including the prevention or treatment of disease with substances, synthetic or biologic, that modulate the immune response and specifically exclude the use of the said cell line for discovery of any other therapeutics. The term of the license is perpetual, unless terminated earlier by us or by Professor Kenneth Nilsson where Profession Nilsson can only terminate for our material breach of this agreement. As consideration for the rights granted in the license agreement, we paid an up-front license fee of $5,000 and are obligated to pay an annual maintenance fee of $3,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $30,000. In the license agreement, we agreed to pay royalties equal to a one-tenth of low single digit percentage of net sales of licensed products. In addition, we are obligated to make milestone payments of $12,000, $20,000 and $40,000 upon completion of a Phase 1, Phase 2 and Phase 3 trial and $100,000 upon the first commercial sale of a licensed product and $200,000 upon annual net sales of $100,000,000 or more. The license agreements provide that the licensor has the right to terminate the license should we cease to carry on our business, fail to make a required payment or otherwise materially breach or default in our obligations under the license agreement following the giving of notice and an opportunity to cure any such breach. There are no timelines to achieve the above milestones. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia.

In August 2015, we entered into an exclusive license agreement with Columbia University for an endometrial cancer cell line for the production, sale and use for all human healthcare applications. The term of the license is perpetual, unless terminated earlier by us or by Columbia University where Columbia University can only terminate for our material breach of this agreement. As consideration for the rights granted in the license agreement, we paid an up-front license fee of $7,500 and are obligated to pay an annual maintenance fee of $5,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $50,000. In the license agreement, we agreed to pay royalties equal to a one-tenth of low single digit percentage of net sales of licensed products. In addition, we are obligated to make milestone payments of $25,000, $40,000 and $75,000 upon completion of a Phase 1, Phase 2 and Phase 3 trial and $200,000 upon the first commercial sale of a licensed product and $500,000 upon annual net sales of $100,000,000 or more. The license agreements provide that the licensor has the right to terminate the license should we cease to carry on our business, fail to make a required payment or otherwise materially breach or default in our obligations under the license agreement following the giving of notice and an opportunity to cure any such breach. There are no timelines to achieve the above milestones. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia.

With enhanced internal research and development capabilities, in 2015-2016, we filed five (5) provisional patent applications, one U.S. non-provisional application, and two (2) PCT applications relating to new technologies developed by the Company. Together, our ImPACT®/ComPACTTM patent portfolio comprises eighteen (18) issued patents and thirty-one (31) pending patent applications. These patents and applications cover the United States, Europe, and Japan as well as several other countries having commercially significant markets.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,335,200, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $110,370 per product and $569,200 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review drug or biologic products are reviewed within ten to 12 months; most applications for priority review drugs or biologics are reviewed in six to eight months. The FDA can extend these reviews by three months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for products intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or nine months depending on the type of information included.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subject entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition – generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

Cell and Tissue-Based Biologics

Establishments that manufacture cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also include requirements for a unified registration and listing system, donor screening and testing, adverse reaction reporting, and labeling.

Cell and tissue based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use. Products manufactured using the ImPACT® technology meet this threshold and therefore are considered biological drugs. Manufacture of ImPACT® products are subject to both cGTP and cGMP regulations for manufacturing quality. Marketing of these products in the United States will require FDA approval under the BLA pathway as discussed above.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Our lung and bladder cancer trials have been registered on clinicaltrials.gov, which registration has been updated to reflect the recent discovery of the identity of the cell line used in our bladder cancer trial. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Non-U.S. Regulation

Before our products can be marketed outside of the United States, they are subject to regulatory approval of the respective authorities in the country in which the product should be marketed. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

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

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical and medicinal chemistry, manufacturing, clinical development and regulatory and quality assurance. We engage third parties on a limited basis to conduct portions of our preclinical research; however, we are not substantially dependent upon any third parties for our preclinical research nor do any of these third parties conduct a major portion of our preclinical research. Research and development expenses were $2.6 million and $2.9 million during the years ended December 31, 2015 and 2014, respectively.

Employees

As of December 31, 2015, we had a total of 25 employees, of which 24 are full-time employees and 1 is part-time. We believe our relationships with our employees are satisfactory. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

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

We are a clinical stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our products and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•

continuing to undertake preclinical development and successfully enroll patients in clinical trials;

•

participating in regulatory approval processes;

•

formulating and manufacturing products; and

•

conducting sales and marketing activities.

While various members of our management and staff have significant experience in conducting cancer trials, the Company, to date, has not successfully completed any clinical trials other than the Phase 1 portion of our Phase 1/2 bladder cancer trial and has limited experience conducting and enrolling patients in clinical trials. Until recently, our operations have been limited primarily to organizing and staffing the Company, acquiring, developing and securing our proprietary technology and undertaking preclinical trials and preparing for our early clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments that might result from the outcome of this uncertainty.  If we cannot raise adequate capital on acceptable terms we will need to revise our business plans.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2015 and December 31, 2014, we incurred a net loss of $21.1 million and $12.2 million, respectively. We have an accumulated deficit of $44.4 million through December 31, 2015. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

•

continue to undertake preclinical development and conduct clinical trials for product candidates;

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

We are substantially dependent on the success of our product candidates, HS-410 and HS-110/HS-120 and we cannot provide any assurance that any of our product candidates will be commercialized.

To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidates, HS-410 and HS-110, for which we are currently actively conducting Phase 2 and Phase 1b clinical trials, respectively. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur.  Before commercializing either product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

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

We currently have no products for sale and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA, and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, marketing, adverse event reporting and recordkeeping of our product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot commercialize our product candidates and will not have product revenues. For the foreseeable future, we will have to fund all of our operations from equity and debt offerings, cash on hand and grants. We believe that due to our current cash position and estimates of expenses, there is substantial doubt about our ability to continue as a going concern. In addition, changes may occur that would consume our available capital at a faster pace than expected, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation. Moreover, preclinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. Therefore, we expect that we will seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. Our ability to raise capital through the sale of equity may be limited by the various rules of the Securities and Exchange Commission and the Nasdaq Capital Market which place limits on the number of shares of stock that may be sold. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

If we do not comply with the covenants under our secured loans with Square 1 Bank, we may be forced to seek other sources of financing and if we default on our secured loan with Square 1 Bank we could be forced to suspend all operations.

We have entered into loans with Square 1 Bank that are secured by substantially all of our assets, excluding our intellectual property. Our loan agreement with Square 1 Bank sets forth various affirmative and negative covenants that we must comply with, including covenants regarding financial reporting, limits on our cash burn, incurrence of indebtedness and liens and merger and acquisitions. In addition, we are required to continually run two clinical trials. If we fail to comply with these covenants or if we fail to make timely monthly payments under the secured loans when due, Square 1 Bank could declare our loans in default. Additionally, if we do not commercialize a product by the maturity date of the loan, we may be unable to repay the loans to Square 1 Bank. If we default on the loans, Square 1 Bank has the right to seize the collateral secured by the loans, which could result in our licenses reverting back to our licensor and could force us to suspend all operations. In order to comply with the covenants of the loans and to make timely payments to Square 1 Bank under the loans, we may need to raise additional capital, which might not be available to us on favorable terms or at all.

Risks Relating to our Business

If we do not obtain the necessary regulatory approvals in the United States and/or other countries we will not be able to sell our product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates or any product candidates we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA, demonstrating that the product candidate is safe, pure and potent, or effective for its intended use. This demonstration requires significant research including preclinical studies, as well as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

In addition, the FDA may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to assess their overall survival. The results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products.

In foreign jurisdictions, we must also receive approval from the appropriate regulatory authorities before we can commercialize any vaccines. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. There can be no assurance that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.

Our product candidates are in early stages of development.

Because our product candidates are in early stages of development they will require extensive preclinical and clinical testing. Although certain of our product candidates have commenced Phase 1b and Phase 2 clinical trials, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by the FDA, or whether any BLA will be approved upon review.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. For example, the only clinical study of HS-410 completed to date showed evidence of an immune response in NMIBC patients exposed to HS-410. However, our current Phase 2 clinical trial of HS-410 is using doses and dosing regimens which have not previously been tested, and combinations with other immunotherapy agents will be conducted which may result in different responses. In addition, immune response is not an acceptable regulatory endpoint for approval, and the HS-410 Phase 1 trial involved a small sample size and was not randomized or blinded.  The clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We are at risk of a clinical hold at any time based on the evaluation of the data and information submitted to the governing regulatory authorities.  On February 2, 2016, we received notice from the FDA of a partial clinical hold on our Phase 2 HS-410 clinical trial despite the fact that we did not have a safety concern.  The partial clinical hold came after we concluded that the cell line on which HS-410 is based had been previously misidentified.  The partial clinical hold was lifted on February 10, 2016.  However, if in the future we are delayed in addressing, or unable to address, any FDA concerns, we could be delayed, or prevented, from conducting our clinical trials.

Misidentification of cell lines could impact our clinical development and intellectual property rights.

Our product candidates are based on human cell lines produced by third parties and licensed by us. Cell line characterization and contamination is a known issue in biomedical research. For example, despite standard procedures to identify the origins and characteristics of our cell lines we recently discovered that the origin of the cell line used in HS-410 was misidentified. The misidentification resulted in the FDA placing our HS-410 Phase 2 clinical trial on partial clinical hold while the FDA reviewed certain updated documentation provided by us related to the misidentification. In the event we were to use a cell line in the future that is also misidentified, the clinical development of the product candidate utilizing the mischaracterized cell line could be materially and adversely affected, we could lose the right to use the cell line and our intellectual property rights relating to our development of product candidates based on that cell line could be materially and adversely affected. Although we have implemented certain additional procedures to properly identify our cell lines, we may not be able to detect that a cell line has been mischaracterized or mislabeled by a third party.

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

We have developed certain experience in the formulation, development and/or manufacturing of biologics but do not intend to establish our own manufacturing facilities. To date, the selection and initial replication of our biological cell lines used in our trials has been performed by individuals working at third party laboratories over which we have little process or quality control and therefore the process and replication could be subject to human error. We lack the resources and expertise to formulate or manufacture our own product candidates. The investigational products for our clinical trials are manufactured by our contractors under current good manufacturing practices, (“cGMPs”) and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization.  We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials.  If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we will rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers with appropriate expertise and facilities is limited.

If we change manufacturers at any point during the development process or after approval, we will be required to demonstrate comparability between the products made by the old and new manufacturers. If we are unable to do so, we may need to conduct additional clinical trials with product manufactured by the new manufacturer. Accordingly, it may be necessary to evaluate the comparability of the HS-110 produced by the two different manufacturers at some point during the clinical development process.

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

For each of our product candidates, we rely upon a single third party to manufacture and supply our drug substance. Any problems experienced by either our third party manufacturers or their vendors could result in a delay or interruption in the supply of our product candidate to us until the third party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

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

For each of our ongoing clinical trials, we are administering our product candidates, in combination with other immunotherapy agents. Any problems obtaining the other immunotherapy agents could result in a delay or interruption in our clinical trials.

For each of our ongoing clinical trials we administer our product candidate in combination with other immunotherapy agents, such as BCG and nivolumab. If any of the immunotherapy agents that are used in our clinical trials are unavailable while the trials are continuing, our timeliness and commercialization costs could be impacted.  The recent shortage of BCG initially negatively impacted our timeliness of our Phase 2 trial of HS-410.

Adverse effects resulting from other immunotherapy drugs or therapies could also negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our product candidates.

There are many other companies that have developed or are currently trying to develop immunology vaccines for the treatment of cancer.  If adverse effects were to result from any immunotherapy drugs or therapies being developed, manufactured and marketed by others it could be attributed to our products or immunotherapy protocols as a whole.  Any such attribution could negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our product candidates and the future of immunotherapy for the treatment of cancer.  Our industry is susceptible to rapid technological changes and there can be no assurance that we will be able to match any new technological challenges presented by the adverse effects resulting from immunotherapy drugs or therapies developed, manufactured or marketed by others.

Even if we are able to obtain regulatory approval for our product candidates, we will continue to be subject to ongoing and extensive regulatory requirements, and our failure, or the failure of our contract manufacturers, to comply with these requirements could substantially harm our business.

If the FDA approves any of our product candidates, the labeling, manufacturing, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for our products will be subject to ongoing FDA requirements and continued regulatory oversight and review. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures. The subsequent discovery of previously unknown problems with any marketed product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have been granted fast track designation for HS-410 and may seek fast track designation for future product candidates. The FDA has broad discretion whether to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.  Moreover, we may not experience a faster development process, review or approval compared to conventional FDA procedures for HS-410, and the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program

We have no experience selling, marketing or distributing products and have no internal capability to do so.

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

•

we will bear all of the risk related to the development of any such product candidates; and

•

the competitiveness of any product candidate that is commercialized could be reduced.

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

•

undertaking preclinical testing and clinical trials;

•

obtaining FDA and other regulatory approvals of drugs, biologics and other therapies;

•

formulating and manufacturing drugs, biologics and other therapies; and

•

launching, marketing and selling drugs, biologics and other therapies.

We have limited protection for our intellectual property.

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We have obtained exclusive rights to license the technology for which patent protection has been obtained; however, certain patents expire in 2019 and such protection does not prevent unauthorized use of such technology. In addition, our license for certain cell lines, such as our cell line used for HS-410, are subject to non-exclusive licenses and do not have patent protection. Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results and financial condition.

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

For the years ended December 31, 2015, 2016, and 2017, our minimum royalty obligations under our licensing agreements, required to be paid with the passage of time, are $33,000, $38,000, and $338,000, respectively. For the years ended December 31, 2018, 2019 and 2020, our minimum royalty obligations under our licensing agreement, required to be paid with the passage of time, are $38,000, $113,000 and $288,000, respectively.  No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments. The license agreements also provide for certain developmental milestones. No assurance can be given that we will meet all of the required developmental milestones. Any failure to make the payments or reach the milestones required by the license agreements would permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain these licenses, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate product revenues will be diminished if our therapies sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our therapies, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•

government and health administration authorities;

•

private health maintenance organizations and health insurers; and

•

other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs and therapeutics. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such therapies. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced.

Legislative and regulatory changes affecting the health care industry could adversely affect our business.

Political, economic and regulatory influences are subjecting the health care industry to potential fundamental changes that could substantially affect our results of operations. In many countries, the government controls the pricing and profitability of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. It is uncertain whether or when any legislative proposals will be adopted or what actions federal, state, or private payers for health care treatment and services may take in response to any health care reform proposal or legislation. We cannot predict the effect health care reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on our business. These actual and potential changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. In addition, uncertainly remains regarding proposed significant reforms to the U.S. health care system.

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

We will need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. In particular, over the next 12 months, we expect to hire additional new employees. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Certain of our officers may have a conflict of interest.

Certain of our officers are currently entitled to devote their time to other activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

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

•

financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

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

As of January 1, 2016, our officers and directors together beneficially own approximately 28.9% of our outstanding common stock on a fully diluted basis. Mr. Wolf, our Chairman of the Board and Chief Executive Officer, alone through his direct and indirect holdings beneficially owns approximately 16.9% of our outstanding common stock on a fully diluted basis. As a result, Mr. Wolf, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, as reported in a Schedule 13G/A filed with the Securities and Exchange Commission on April 10, 2015, our largest shareholder, Franklin Resources, Inc. beneficially owns in excess of 17% of our outstanding common stock and can exert a significant degree of influence over matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan (the “2009 Plan”). In 2014, we adopted a 2014 Stock Incentive Plan (the “2014 Plan”) and in 2015 we increased the number of shares of common stock that we have authority to grant under the 2014 Plan. As of December 31, 2015, awards for 1,818,673 shares of common stock have been granted under the 2009 Plan and the 2014 Plan and there were 453,297 shares of common stock remaining available for grant under these plans. In addition, as of December 31, 2015, we have 17,392 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt which excludes 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Third Amended and Restated Certificate of Incorporation authorizes the issuance of 50,000,000 shares of our common stock and 10,000,000 shares of Preferred Stock. In certain circumstances, the common stock and preferred stock, as well as the awards available for issuance under the 2009 and 2014 Plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of Preferred Stock and common stock. In addition, the issuance of Preferred Stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

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

As of February 17, 2016 we had 8,424,641 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our limited trading market has in the past and may continue to cause volatility in our share price.

Our stock is thinly traded in part due to a limited number of shares available for trading thus causing large swings in price.  As such, investors may find it difficult to obtain accurate stock price quotations and holders of our stock may be unable to resell their stock at desirable prices.  If an active market develops, our stock price may nevertheless remain volatile. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time.  As a result, our stockholders could suffer losses or be unable to liquidate holdings.

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

Our shares of common stock are currently listed on the NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, the NASDAQ Capital Market may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

Our management team may invest or spend the proceeds of our prior offering in ways with which stockholders may not agree or in ways which may not yield a significant return.

Our management will have broad discretion over the use of proceeds from our March 2015 public offering and additional future financings. The net proceeds from the March 2015 public offering are to be used for general corporate purposes, which may include, among other things, increasing our working capital, funding research and development, clinical trials, vendor payables, potential regulatory submissions, hiring additional personnel and capital expenditures.  Our management has considerable discretion in the application of the net proceeds, and stockholders will not have the opportunity to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not improve our operating results or enhance the value of our common stock.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.  There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor's equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Facilities

Our executive offices are located at 801 Capitola Drive, Durham, North Carolina 27713. On January 24, 2014, we entered into a five-year lease for 5,303 square feet of office and laboratory space for monthly rent of $10,341 exclusive of payments required for maintenance of common areas and utilities. On September 30, 2014, the lease was amended to expand the premises by an additional 676 square feet for a total of 5,979 square feet for a monthly rent of $11,638. We believe that such facilities are adequate for our current operations, and that there are spaces available sufficient for any future expansion requirements should the need arise.

Item 3.

Legal Proceedings

None.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the NASDAQ Capital Market under the symbol “HTBX” since July 29, 2013. Prior to that time, there was no public market for our common stock.  The following table states the range of the high and low sales prices of our common stock for the year ended December 31, 2014 and the year ended December 31, 2015. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NASDAQ on February 12, 2016 was $2.13 per share. As of February 17, 2016, there were approximately 30 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2014
First Quarter	$9.29	$6.09
Second Quarter	$6.80	$3.95
Third quarter	$6.98	$3.81
Fourth quarter	$7.31	$3.89
YEAR ENDED DECEMBER 31, 2015
First Quarter	$8.30	$3.99
Second Quarter	$8.35	$5.73
Third Quarter	$6.58	$3.42
Fourth Quarter	$4.50	$1.84

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	553,105	$4.03	27,835
2014 Equity Incentive Plan	661,581	$5.69	425,462
Equity compensation plans not approved by security holders	—	—	—
Total	1,214,686	$4.93	453,297

Subsequent to December 31, 2015, we issued Anil Goyal, Melissa Price, Taylor Schreiber and Jeff Wolf options exercisable for 21,587, 51,587, 57,567, and 94,048 shares of common stock, respectively, vesting pro rata on a monthly basis over four (4) years as part of their 2015 bonus.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and comprehensive loss should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

Company Overview

We are an immuno-oncology company developing novel therapies intended to activate a patient’s immune system to fight cancer.  Using our T cell-stimulating platform technologies, ImPACT® (Immune Pan-Antigen Cytotoxic Therapy) and ComPACTTM (Combination Pan-Antigen Cytotoxic Therapy), we have generated several product candidates that we believe may be effective in treating certain forms of cancer.  Our platform technologies address two synergistic mechanisms of action: activation of CD8+ T cells, or “killer” T cells; and T cell co-stimulation.  We believe the use of these technologies has the potential to enhance patients' natural immune response against certain cancers.

Using our ImPACT® platform technology, we have developed product candidates that consist of live, genetically-modified, irradiated human cancer cells which secrete a broad spectrum of tumor-associated antigens (“TAAs”) together with a potent immune response stimulator called “gp96.”  The secreted antigen-gp96/TAA complexes activate a patient’s immune system to recognize and kill cancer cells that express the TAAs included in the product candidates, which we have engineered to address the most prevalent TAAs present in the “tumor signature” of a specific cancer.

Our ComPACTTM platform technology enables us to combine a pan-antigen T cell activating vaccine and a T cell co-stimulator in a single product, offering the potential benefits of combination immunotherapy without the need for multiple independent biologic products.  Using ComPACTTM, we have engineered new product candidates that incorporate various ligand fusion proteins targeting co-stimulatory receptors (OX40, ICOS, 4-1BB) into the gp96-Ig expression vector, resulting in a single product candidate that includes both a pan-antigen T cell priming vaccine and a T cell co-stimulator.

Using our platform technologies, we produce product candidates from allogeneic cell lines selected to express the broadest array of commonly shared tumor antigens for a specified type of cancer.  Unlike autologous or “personalized” therapeutic vaccine approaches that require the extraction of blood or tumor tissue from each patient and the creation of an individualized treatment, our product candidates are fully allogeneic, do not require extraction of individual patient’s material or custom manufacturing. As a result, our product candidates can be mass-produced and readily available for immediate patient use.  Because each patient receives the same treatment, we believe that our immunotherapy approach offers logistical, manufacturing and other cost benefits compared to one-off, patient-specific approaches.

Using our ImPACT® platform technology, we have developed HS-410 (vesigenurtacel-L) as a product candidate to treat non-muscle invasive bladder cancer (“NMIBC”) and HS-110 (viagenpumatucel-L), intended for use in combination with an anti-PD-1 checkpoint inhibitor, as a potential treatment for patients with non-small cell lung cancer (“NSCLC”). To-date, we have administered in excess of 1,000 doses of HS-410 and HS-110 collectively in approximately 200 patients. We are currently conducting a Phase 2 trial of HS-410 in patients with NMIBC and a Phase 1b trial of HS-110, in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC.  Using our ComPACTTM platform technology, we have developed HS-120 as a potential treatment for NSCLC.  We expect to file an Investigational New Drug, or IND, submission for our first ComPACTTM product candidate for NSCLC (HS-120) in the second half of 2016.

Our lead product candidates are HS-410 and HS-110. Currently, we have completed enrollment in the blinded, randomized arms of our Phase 2 trial with HS-410 in patients with NMIBC, and are conducting a Phase 1b trial of HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC.  We are devoting substantially all of our resources to developing HS-410 and HS-110/HS-120 including conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue from product sales since our inception. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•

complete the ongoing clinical trials of our lead product candidates;

•

maintain, expand and protect our intellectual property portfolio;

•

seek to obtain regulatory approvals for our product candidates;

•

continue our research and development efforts;

•

add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•

operate as a public company.

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in which we received gross proceeds of $27 million, our last public offering that was completed on March 16, 2015 (the “Offering”) of 1,886,000 shares of our common stock at a closing price of $6.50 per share for gross proceeds of $12.3 million and net proceeds to us of approximately $11.1 million and $7.5 million received from our debt facility with Square 1 Bank.  Our consolidated financial statements for the years ended December 31, 2015 and 2014 have been prepared on a going concern basis. As of December 31, 2015, we had an accumulated deficit of $44.4 million. We had net losses of $21.1 million and $12.2 million for the years ended December 31, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. These factors raise substantial doubt about our ability to continue as a going concern.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet its capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships and collaborations. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

HS-410

HS-410 (vesigenurtacel-L) is a biologic product candidate comprising a cancer cell line genetically modified using our ImPACT® technology platform to secrete a wide range of cancer antigens related to bladder cancer bound to gp96 molecules.  We believe that HS-410 has the potential to activate a T cell mediated pan-antigen immune response that could be an effective treatment for patients with NMBIC.

We are currently conducting a Phase 2 trial evaluating HS-410 either alone or in combination with intravesical standard of care, Bacillus Calmette-Guérin (BCG), for the treatment of high-risk NMIBC.  The primary endpoint is one-year disease free survival.  Heat completed enrollment for the Phase 2 trial’s three randomized, combination arms and anticipates reporting topline efficacy, immune-response and safety data in the fourth quarter of 2016.

On February 10, 2016, we announced that the U.S. FDA had lifted the partial clinical hold on our HS-410 Phase 2 clinical trial and that patient enrollment had resumed; clinical timelines were materially unchanged.  On February 3, 2016, we announced that we had concluded that the cell line on which HS-410 is based, which is a prostate cancer cell line, had been previously misidentified as a bladder cancer cell line, that we had advised the U.S. FDA of this conclusion and that the U.S. FDA had placed our HS-410 Phase 2 clinical trial on partial clinical hold while they reviewed certain updated documentation provided by us related to the misidentification.  The misidentification related to the origin of the cell line and not to the antigen profile or other characteristics of the cell line, which have been accurately characterized throughout the clinical development of HS-410.  The partial clinical hold did not relate to concerns regarding the safety and efficacy of HS-410.  All data generated and reported remained unchanged, including HS-410’s positive safety profile, immune response and shared antigenic profile with patient tumors.  Upon becoming aware of the misidentification, we amended all of the documentation necessary to correct the error, including the related investigator brochure, study protocol and informed consent form.  Due to the short duration of the clinical hold, we do not expect any material change in our clinical timelines.  In addition, we do not expect that the misidentification will have any adverse effect on the future clinical development of HS-410.  While our rights to the prostate cancer cell line are non-exclusive, we believe that our intellectual property portfolio, which we expect to be unaffected by the misidentification, will provide us with appropriate protection for the development and potential commercialization of HS-410 as described elsewhere in this form.

In January 2016, we reported three-month interim data from the unblinded, monotherapy cohort of the company’s ongoing Phase 2 trial of HS-410 for the treatment of NMIBC at the Phacilitate Immunotherapy World Conference.  In the monotherapy arm, a series of weekly intradermal injections of HS-410 is being dosed as an alternative to BCG.  Images of the bladder taken from several treated patients showed changes that resemble lymphoid (T cell rich) structures that we have observed in biopsy samples, which we believe indicates that HS-410 is generating an immune response as expected. Six out of seven patients in the 25-patient arm, who had reached the 3-month timepoint after treatment with HS-410 alone, remained recurrence free.  One of those patients had carcinoma in situ (CIS) – the patient population believed to be least responsive to BCG – and that patient experienced complete response.

In November 2015, we announced the results from our Phase 1 trial, evaluating the safety and immune response of HS-410, after surgery and treatment with BCG, in patients with high-risk NMIBC.  In that trial, HS-410 exhibited a positive safety profile and was well-tolerated with no serious adverse events (SAEs) and no patients discontinuing the trial due to adverse events (AEs).  7 out of the 10 patients had no documented recurrence of cancer >1 year after treatment.  3 out of 4 patients with CIS did not experience a recurrence one year after treatment.  In the study subjects, HS-410 elicited a broad-based (polyclonal) expansion of patient T cells and a high level of CD8+ tumor-infiltrating lymphocytes (TILs). Additionally, based on tissue samples taken from each patient, HS-410 shared 15 or more tumor antigens in common with those expressed on the patients' cancer cells, which we believe supports our belief that HS-410 has the ability to target a broad range of tumor antigens.  These data confirm previous preclinical findings regarding the unique mechanism of action for HS-410. Moreover, third-party analysis of blinded samples from the trial demonstrated a strong correlation between baseline characteristics of TILs by T cell receptor (TCR) sequencing and clinical outcome. Specifically, the 7 patients who remained disease free after one year exhibited the greatest clonal expansion of intratumoral T cells (p-value 0.0126).

In October 2015, we completed enrollment of our 75-patient, blinded, randomized, placebo-controlled arms of our ongoing Phase 2 clinical trial evaluating HS-410 in combination with BCG in patients with high risk NMIBC. We are enrolling an additional 25 patients to evaluate HS-410 as a monotherapy in an unblinded, open-label arm of this same trial, and we anticipate completing enrollment of this arm in the first half of 2016.  Our Phase 2 trial will examine safety, tolerability, immune response and preliminary clinical activity of HS-410. The primary endpoint is one-year disease free survival.  We expect to report topline efficacy, immune-response and safety results in the fourth quarter of 2016.

In March 2015, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for HS-410 for the treatment of NMIBC. The Fast Track program is designed to facilitate the development and expedite the review of therapies intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  The advantages of Fast Track designation include actions to expedite development, including opportunities for frequent interactions with the FDA review team to discuss all aspects of developments to support approval and eligibility for priority review depending on clinical data at the time of Biologics License Application (“BLA”) submission.  We believe that this designation will expedite our development of HS-410.

HS-110

HS-110 (viagenpumatucel-L) is a biologic product candidate comprising a cancer cell line that has been genetically modified using our ImPACT® technology platform to secrete a wide range of cancer associated antigens related to lung cancer bound to gp96 proteins.  We believe that HS-110 has the potential to activate a T-cell mediated pan-antigen immune response that could be an effective treatment for patients with NSCLC.

We are conducting a Phase 1b clinical trial evaluating HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC.  The multicenter, open-label trial is expected to initially enroll 18 patients and is designed to accommodate cohort expansion up to 30 patients in total.  The purpose of the trial is to evaluate the safety and efficacy of HS-110 in combination with nivolumab, an FDA approved anti-PD-1 checkpoint inhibitor, in patients with NSCLC whose cancers have progressed after first-line therapy. Primary and secondary trial endpoints include safety and tolerability, immune response, overall response rate and progression-free survival.  Top-line objective response rate and 6-month progression free survival (PFS) data are expected by the end of 2016 for these first 18 patients.

We also are conducting a Phase 2 clinical trial evaluating HS-110 in combination with low dose cyclophosphamide versus chemotherapy alone as a potential third-line or fourth-line treatment in patients with NSCLC.  We completed enrollment of 66 patients in this study in September 2015. These patients will be followed for immune response and overall survival with data expected to be reported in the fourth quarter of 2016.

The inventor of our ImPACT® technology that we license reported results in February 2013 from a Phase 1 open-label, single center clinical trial of HS-110 in patients with advanced NSCLC.  We believe the results provide clinical evidence that HS-110 is capable of generating anti-cancer immune responses.  In the study, 18 patients were vaccinated, and 15 of the 18 vaccinated patients completed the first course of three planned courses of therapy. Two patients completed all three planned courses of therapy (defined as three, six week treatment cycles). HS-110 showed no overt toxicity. There were no serious adverse events (SAEs). Most of the adverse events (AEs) were reported as mild or moderate (grade 1 or 2) with the most frequent being injection site reactions and rashes that were transitory and usually resolved in one to two weeks.  The results of this Phase 1 trial with HS-110 provides evidence of a CD8-CTL IFN- γ immune response in patients with advanced NSCLC.  Eleven of the fifteen patients (73%) who completed the first course of therapy with HS-110, exhibited a two-fold or greater increase in CD8+ cells secreting interferon gamma (CD8-CTL IFN- γ). The estimated median survival of these eleven patients was 16.5 months (95% CI:7.1-20.0). In comparison, the 4 patients who failed to show increased CD8-CTL IFN-γ responses survived 2.1, 2.3, 6.7, and 6.7 months, or a median survival of 4.5 months, which is consistent with the expected survival times in this patient population. In 7 of 18 treated patients, tumor growth was stabilized, however no partial or complete tumor responses (e.g., reduction or disappearance of tumors) were observed in any of the 18 patients. The median one-year overall survival rate of patients in the study was 44% (95% CI:21.6-65.1), comparing to a 5.5% rate based on published historical data from an unrelated 43-patient advanced lung cancer population. One of the late-stage lung cancer patients survived over four years since starting the therapy and another patient survived over three years since starting the therapy.  These findings are consistent with multiple preclinical published studies on ImPACT® therapy.

Additional Indications

We continue to evaluate other potential indications for our ImPACT® and ComPACTTM platform technologies.  Specifically, using ComPACTTM, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy for non-small cell lung cancer (HS-120).  Our decision to further pursue these product candidates or any additional product candidates other than our two lead product candidates will be based in part upon available funding and partnering opportunities.  On February 18, 2015, we announced a collaboration with OncoSec Medical Inc. to evaluate the feasibility of OncoSec’s ImmunoPulse in vivo electroporation technology for intra-tumoral delivery of gp96-Ig encoding DNA plasmids to activate specific immune responses against ‘private,’ mutation-derived tumor neo-antigens.  This collaboration is ongoing, and we expect to announce our data demonstrating that intratumoral electroporation of ComPACTTM plasmid DNA leads to release of tumor specific neo antigens in the first half of 2016.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Stock-based compensation;

•

Clinical and regulatory cost; and

•

Research and development costs.

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. Inherent in this model are assumptions related to expected stock-price volatility, expected option life, risk-free interest rate and dividend yield. As a newly public company we do not have sufficient history to estimate the volatility of our common stock, therefore we have elected to utilize a peer group of similar publicly traded companies for which the historical information is available. We estimate the expected life of our options using the simplified method. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, pre-manufacturing costs, salaries, stock-based compensation and related personnel costs, fees paid to consultants and outside service providers for legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, and testing and enhancement of our product candidates.

Clinical and Regulatory Costs

We expense clinical and regulatory costs associated with bringing our developmental products into advanced phase clinical trials as incurred.  Clinical and regulatory costs consist of clinical trial execution, investigator payments, drug manufacturing, testing, storage, packaging, shipping, regulatory activities, salaries, stock-based compensation and related personnel costs, fees paid to consultants and outside service providers related to the development of our product candidates.

Recent Accounting Pronouncements

In August 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 revises Subtopic 835-30 to require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet.  The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amendments are effective for all other entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively.  All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. We do not expect this ASU to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 and 2014

Revenues

To date, our revenues have been entirely comprised of grant awards. There were no grant awards or related revenues in 2015 and 2014. We will continue our efforts to secure future grant funding to subsidize ongoing research and developments costs.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 increased 72% to $21.0 million compared to $12.2 million for the year ended December 31, 2014. Operating expenses are primarily comprised of research and development, clinical and regulatory and general and administrative expenses. For the year ended December 31, 2015, research and development expenses were $2.6 million, clinical and regulatory expenses were $14.1 million and general and administrative expenses were $4.4 million as compared to research and development expenses of $2.9 million, clinical and regulatory expenses of $5.3 million and general and administrative expenses of $4.0 million for the year ended December 31, 2014.  For the year ended December 31, 2015, research and development expenses represented approximately 12% of operating expenses, clinical and regulatory expenses represented approximately 67% of operating expenses, and general and administrative expenses represented approximately 21% of operating expenses. For the year ended December 31, 2014, research and development expenses represented approximately 23% of operating expenses, clinical and regulatory expenses represented approximately 44% of operating expenses, and general and administrative expenses represented approximately 33% of operating expenses.

Research and development expense

Research and development expenses decreased by 9% to $2.6 million for the year ended December 31, 2015 compared to $2.9 million for the year ended December 31, 2014. The $0.3 million decrease was attributable to the following:

•

a decrease of $1.1 million in pre-manufacturing costs associated with preparing to produce vaccines for use in our clinical trials (costs of vaccine production are now included in clinical and regulatory expense),

•

decreases in patent, license and other professional fees of $0.2 million,

•

decreases in consulting costs of $0.1 million as we bring more of the research and development function in-house

These decreases were offset by increased compensation costs of $0.8 million associated with salary increases, headcount additions, and increased non-cash stock-based compensation expense and increased lab supplies and other costs of $0.3 million.

Clinical and regulatory expense

Clinical and regulatory expense increased by 163% to $14.1 million for the year ended December 31, 2015 compared to $5.3 million for the year ended December 31, 2014. The $8.8 million increase was primarily attributable to the following increases:

•

$5.0 million due to increased clinical trial activity related to the initiation of our Phase 1b HS-110 NSCLC clinical trial in September 2015 and continuation and increased enrollment in our Phase 2 HS-410 NMIBC clinical trial;

•

$2.8 million in costs related to the production of clinical trial material as we advance our clinical trials;

•

$0.8 million in personnel costs, primarily due to headcount additions to support our clinical trials and manufacturing efforts; and

•

$0.2 million in travel and other costs.

General and administrative expense

General and administrative expense increased by 10% to $4.4 million for the year ended December 31, 2015 compared to $4.0 million for the year ended December 31, 2014. The $0.4 million increase was due to an increase of $0.4 million in increased professional fees, largely from recruitment fees associated with the search for a permanent CFO as well as an increase in investor relations fees.

Interest income

Interest income increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase is due to higher interest rates from various short-term financial instruments that generated higher interest income for the year.

Other income (expense)

Other income was $0.2 million for the year ended December 31, 2015 as compared to a nominal expense for the year ended December 31, 2014. Other income is primarily related to the R&D Tax Incentive for expenses associated with clinical trial activities conducted in Australia. Other expense for the year ended December 31, 2014 is due to the stock warrant liability revaluation. We had no stock warrant liability after December 31, 2014 and therefore no related expense during 2015.

Interest expense

Interest expense for the year ended December 31, 2015 was $0.4 million compared to $0.1 million for the year ended December 31, 2014, all of which is attributable to the Square 1 Bank loans. The first installment, the Tranche 1 Loan, was drawn in August 2014, with the remaining draws occurring during 2015. As of December 31, 2015, we had drawn down all four Tranche Loans for a total of $7.5 million.

Net loss attributable to Heat Biologics, Inc.

We had a net loss attributable to Heat Biologics, Inc. of $20.3 million, or ($2.53) per basic and diluted share for the year ended December 31, 2015 compared to a net loss of $11.8 million, or ($1.83) per basic and diluted share for the year ended December 31, 2014.

BALANCE SHEET AS OF DECEMBER 31, 2015 AND 2014

Investments, held to maturity (net)

Investments held to maturity (net) decreased to $6.7 million as of December 31, 2015 compared to $10.7 million as of December 31, 2014. The decrease was primarily due to the investments converted to cash for use in our operating activities.

Prepaid Expenses

Prepaid expenses were slightly higher as of December 31, 2015 compared to December 31, 2014. Prepaid expenses consist of insurance, subscription software, and upfront payments to vendors.

Accounts Payable

Accounts payable was $2.0 million as of December 31, 2015 compared to $1.4 million as of December 31, 2014. This increase of $0.6 million was primarily related to increased clinical trial activity.

Accrued Expenses and Other Payables

Accrued expenses and other payables were $1.8 million as of December 31, 2015 compared to $0.8 million as of December 31, 2014. The increase of $1.0 million was primarily related to a $0.8 million increase due to increased clinical trial activity and a $0.2 million increase in accrued compensation due to expanded headcount.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any revenues. Since our inception in June 2008, we have financed our operations principally through private placements, our July 2013 initial public offering, our March 2015 public offering, and debt commitments (including our loan from Square 1 Bank described below). In connection with our July 2013 initial public offering, we sold 2,700,000 (including the 200,000 over-allotment option shares) shares of our common stock at a price of $10.00 per share. Aggregate gross proceeds from the IPO were $27.0 million and net proceeds received after underwriting commissions and offering expenses of $2.7 million were $24.3 million. As of December 31, 2015, we have used all net proceeds derived from the IPO in connection with our clinical trials, manufacturing and general and administrative expenses. In March 2015, we sold 1,640,000 shares of the Company’s common stock, and 246,000 additional shares of the common stock to cover over-allotments at an offering price of $6.50 per share.  The total gross proceeds from the March 2015 offering and subsequent over-allotment option was $12.3 million, before underwriting discounts, commissions and other offering expenses payable by us. The net proceeds to us were approximately $11.1 million. In August 2014, we entered into a secured loan with Square 1 Bank (“Loan”). The Loan provided us with a term loan in the aggregate principal amount not to exceed $7.5 million to be used to supplement working capital. The Loan was available to us in four tranches:  $1.5 million was released to us August 2014 (“Tranche 1 Loan”), $1.5 million was released to us in December 2014, upon enrollment of the first patient in the Phase 2 clinical trial for HS-110 (“Tranche 2 Loan”), $2.25 million was released to us upon the initiation of the Phase 1b trial for lung cancer indication on June 30, 2015 (“Tranche 3 Loan”) and $2.25 million was released to us upon evidence of the full enrollment of our Phase 1/2 clinical trial for HS-410 Square 1 Bank’s on December 30, 2015 (“Tranche 4 Loan”).  We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We intend to spend substantial amounts on research and development and clinical and regulatory activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to scale back our operations, license or sell our assets, seek to be acquired by another entity and/or cease operations. As of December 31, 2015, we had $11.6 million in cash and cash equivalents and short term investments.

We filed a shelf registration statement on Form S-3 where we may sell securities from time to time and in one or more offerings up to a total dollar amount of $50 million of securities. On October 23, 2014, the shelf registration statement was declared effective by the SEC.  In October 2014, we entered into an ATM with Cantor Fitzgerald & Co. (“CF&Co”). On December 8, 2015, we delivered written notice to CF&Co that we were terminating our Controlled Equity OfferingSM Sales Agreement, dated October 10, 2014 (the “At-the-Market Offering Agreement”), pursuant to Section 12(b) thereof. No shares of the Company’s common stock or any other securities were offered or sold pursuant to the At-the-Market Offering Agreement, and the offering program was terminated on December 8, 2015.

 Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to an increase in clinical and regulatory expenses as we initiated and continued clinical trials. Additionally, there was an increase in other operational costs primarily associated with increases in headcount and/or consultants in all departments.

Investing activities.  Cash provided by investing activities during the years ended December 31, 2015 and 2014 included the proceeds from maturities of various short-term investments offset by the purchases of these investments and purchases of property and equipment.

Financing activities.  Cash provided by financing activities during the year ended December 31, 2015 was primarily from the March 2015 public offering and exercise of the over-allotment option which generated net proceeds of approximately $11.1 million (after deduction of offering expenses) as well as $4.5 million in proceeds from Tranche 3 and Tranche 4 of the Loan. Cash provided by financing activities for the year ended December 31, 2014 was approximately $3.0 million related to proceeds from the Loan and the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Current and Future Financing Needs

We have incurred an accumulated deficit of $44.4 million through December 31, 2015. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

We believe that our existing cash and short-term investments will not be sufficient to fund our current operating plan and capital expenditure requirements for the next 12 months.  We intend to meet our financing needs through multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2016 through 2020 as of December 31, 2015 (in thousands).

	2016	2017	2018	2019	2020	Total
License agreements	$38	$338	$38	$113	$288	$815
Payments on loans	3,226	3,226	490	—	—	6,942
Interest on loans	350	143	3	—	—	496
Lease agreements	231	238	245	194	—	908
Total	$3,845	3,945	776	307	288	$9,161

Additional In-Licensed Programs

We may enter into additional license agreements relating to new product candidates.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.

Financial Statements and Supplemental Data

See pages F-1 through F-22.

Item 9.

Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, our internal controls over financial reporting were effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.

Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	52	Chairman, Chief Executive Officer and Director	2008
Timothy Creech	55	Chief Financial Officer	2015
Anil K. Goyal Ph.D.	51	Vice President of Business Development	2013
Melissa Price Ph.D.	42	Vice President of Product Development	2013
Taylor Schreiber	36	Chief Scientific Officer	2014
John Monahan, Ph.D.	69	Director	2009
Paul Belsky, MD	59	Director	2009
Michael Kharitonov, Ph.D.	52	Director	2009
Edward B. Smith	40	Director	2009
Louis C. Bock	50	Director	2013

Jeffrey Wolf, Chairman and Chief Executive Officer

Mr. Wolf founded Heat Biologics in August, 2008. Mr. Wolf served from June 1997 to March 2011, as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, a gene therapy company where he was a co-founder and director; TyRx Pharma, a company focused on the development of bio-compatible polymers where he was a co-founder and Chairman; EluSys Therapeutics, a company focused on the development of a novel technology to remove blood-borne pathogens where he was a co-founder, Chairman and Chief Executive Officer; and GenerationOne, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Synthetic Biologics, Inc., a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and other diseases.

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

Timothy Creech, Chief Financial Officer

Mr. Creech joined Heat Biologics in November 2015 as Chief Financial Officer.  Prior to joining Heat, Mr. Creech served as Acting Chief Financial Officer of Salix Pharmaceutical, Inc., a publicly-held specialty pharmaceutical company acquired by Valeant for $11 billion in April 2015.  Before his appointment as Acting Chief Financial Officer for Salix, Mr. Creech held several financial leadership positions at Salix over the last seven years including Senior Vice President, Finance and Administrative Services.  Before joining Salix in 2007, Mr. Creech served as Vice President of Finance and Chief Accounting Officer at Voyager Pharmaceutical Corporation, a privately held biotechnology company.  Mr. Creech also previously spent seven years at Trimeris, Inc., a publicly-listed biotechnology company engaged in the discovery and development of novel therapeutic agents, serving in the role of Vice President of Finance, and Principal Accounting Officer and Secretary.

Mr. Creech is a certified public accountant (CPA).  He received a MBA from the Fuqua School of Business at Duke University and a B.S. in business administration and accounting from the University of North Carolina at Chapel Hill.

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

Melissa Price, Ph.D., Vice President of Product Development

Dr. Price is responsible for coordinating the clinical development and operational efforts at Heat Biologics. Prior to joining Heat Biologics, Inc., Dr. Price served in various positions at INC Research including Vice President of Global FSP Solutions at INC Research from February 2012 until October 2013 and Executive Director, Strategic Alliance Management from January 2010 until February 2012. From June 2009 until January 2010, Dr. Price served as the Senior Director, Drug Development Partnerships at Novaquest, a Quintiles Company. Prior thereto, from 2006 until 2009 she served in various positions at INC Research and Attenuon. Dr. Price received her Ph.D. in Organic Chemistry from Yale University.

Taylor H. Schreiber, M.D., Ph.D., Chief Scientific Officer

Dr. Schreiber joined Heat Biologics in March 2014 initially as Vice President of Research and Development and in July 2015 was appointed Chief Scientific Officer, leading Heat's preclinical drug development and scientific operations.  As a cancer biologist and drug development scientist, Dr. Schreiber possesses over 15 years of laboratory experience in the discovery of novel therapeutic immuno-oncology compounds.  He is the co-inventor of significant elements of Heat’s ImPACT® and ComPACTTM immunotherapy platforms as well as a co-inventor of TNFRSF25 agonist technologies.  Dr. Schreiber received his Ph.D. from the Sheila and David Fuente Program in cancer biology as well as his M.D. at the University of Miami Miller School of Medicine.  In addition, he completed his post-doctoral fellowship with the original inventor of Heat’s ImPACT® technology platform, Eckhard R. Podack, M.D., Ph.D., studying the immunobiology of TNFRSF25.  Dr. Schreiber has authored over 25 peer-reviewed tumor immunology and heat shock protein-based cancer immunotherapy publications.  In 2011, he was nominated as a Future Leader in Cancer Research by the American Association for Cancer Research.

Paul Belsky, M.D., Director

Dr. Belsky has served on our Board since November 2009. Dr. Belsky has been a partner at Concorde Medical Group, LLC since June of 1998. Dr. Belsky served as a scientific advisor to Seed-One Ventures, Elusys Therapeutics, Sensatex, GenerationOne and TyRx Pharma. Dr. Belsky has extensive expertise in the clinical practice of internal medicine and cardiovascular diseases, and was formerly on the clinical academic faculty at Weill College of Medicine, Cornell University. He is a fellow of the American College of Cardiology and the American College of Chest Physicians, is a member of the American College of Physicians, and a Clinical Assistant Professor of Medicine at New York University School of Medicine. Dr. Belsky received his M.D. from the University of California at San Francisco, and his AB in Biology from Brown University, where he was elected Phi Beta Kappa.

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

John Monahan, Ph.D., Director

Dr. Monahan is currently a consultant to Synthetic Biologics, Inc., a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases focused on the development of synthetic DNA-based therapeutics and innovative disease-modifying medicines for serious illnesses. Dr. Monahan Co-Founded Avigen Inc. (NASDAQ:AVGN) in 1992, a company which has become a leader in its sector for the development of novel pharmaceutical products for the treatment of serious human diseases. Over a 12 year period as CEO of Avigen he raised over $235M in several private and public financings including its IPO. From 1989-1992, he was VP of R&D at Somatix Therapy Corp., Alameda, CA and from 1985-1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc., Alameda, CA. Prior to that from 1982-1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche, Inc. Nutley, NJ, and from 1975 to 1977 he was an Instructor at Baylor College of Medicine, Houston TX. He received his Ph.D. in Biochemistry in 1974 from McMaster University, Canada and his B.Sc. from University College Dublin, Ireland in 1969. Dr. Monahan is a Scientific Advisory Board member of Agilis Biotherapeutics.  He is also a board member of a number of Irish biotech companies including Genable, Cellix, Luxcel, and GK Technologies.

We selected Dr. Monahan to serve as one of our consultants because he brings to the board extensive knowledge of the pharmaceutical and biologics industry. Having served in senior corporate positions in many medical companies he has a vast knowledge of the industry.

Edward B. Smith, Director

Since January 2015, Mr. Smith has been the Chief Executive Officer of Z Trim Holdings Inc. (“Z Trim”) (OTC:ZTHO), a manufacturer of environmentally friendly agricultural functional ingredients and has been a board member of Z Trim since 2009.  Since January 1, 2015, Mr. Smith has also been Managing Member of Aristar Capital Management, LLC, a New York-based investment firm founded in 2015.  From April 2005 through December 2014 Mr. Smith served as the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School. He is currently a Director of Z Trim Holdings Inc. (OTC: ZTHO), a manufacturer of environmentally friendly agricultural functional ingredients.

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

Scientific and Clinical Advisory Board

In addition to our Board, we also have a Scientific and Clinical Advisory board comprised of seven individuals. The Scientific and Clinical Advisory Board is responsible for providing advice and for assessing the scientific progress of our research and development efforts as well as to design and guide our clinical trials. We have entered into written agreements and confidentiality agreements with all of our members. The members of our Scientific and Clinical Advisory Board are compensated for their services.

Gary Acton, M.D.

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

Roger Cohen, M.D.

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

Kapil Dhingra, M.D.

Dr. Dhingra has over 25 years of experience in oncology clinical research and drug development, including nine years at Roche Pharmaceuticals, where he played a key role in the expansion of Roche Oncology.  He served in several management positions at Roche, including Vice President, Head, Oncology Disease Biology Leadership Team, and Head, Oncology Clinical Development.  Prior to his time at Roche, Dr. Dhingra worked as a senior clinical research physician at Eli Lilly and Company, as well as served as Assistant Professor at MD Anderson Cancer Center and Clinical Associate Professor at Indiana University School of Medicine.  Dr. Dhingra is currently managing member and founder of KAPital Consulting, a healthcare consulting firm, as well as serves as an advisor to and/or member of the board of the directors for several emerging life science companies.  He holds an M.B.B.S. (equivalent to an M.D. in the U.S.) from the All India Institute of Medical Sciences.

Llew Keltner, M.D., Ph.D.

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

Holbrook Kohrt, M.D., Ph.D.

Dr. Kohrt is Assistant Professor of Medicine, Division of Oncology, at the Stanford University School of Medicine, in Palo Alto, CA.  He is a board certified medical oncologist and internist at the Stanford University Medical Center and a member of the Stanford Cancer Institute.  His research is focused on developing novel therapeutic strategies to enhance anti-tumor immunity and on preclinical models of novel immunomodulatory antibodies.  Dr. Kohrt attended Stanford University Medical School as the Baxter Foundation Scholar, Howard Hughes Scholar and American Society of Hematology Research Fellow.  He holds a M.D. and Ph.D. from Stanford and has published 35 articles in peer-reviewed scientific journals.

Mark Schoenberg, M.D.

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

Justin Stebbing, M.D., MA, FRCP, FRCPath, Ph.D.

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

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jeff Wolf	–	–	–
Paul Belsky	–	Member	Member
Louis Bock	Chairman	–	–
John Monahan	Member	Chairman	–
Edward Smith	Member	–	Chairman
Michael Kharitonov	–	Member	Member

Audit Committee

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

Dr. Monahan, Mr. Smith, and Mr. Bock currently serve as members of the Audit Committee. The Board has determined that Mr. Bock, Mr. Smith and Dr. Monahan are each “independent” in accordance with the NASDAQ definition of independence and each is a “financial expert”, as defined by the SEC regulations, and each has the related financial management expertise within the meaning of the NASDAQ rules.

The primary purpose of the Audit Committee is to act on behalf of the Board of Directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to its charter, our Audit Committee reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all our “Related Party Transactions.”  For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.  In addition, the Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company and the Company’s internal controls and legal compliance functions. The Committee also reviews, prior to publication, our quarterly earnings releases and our reports to the Securities and Exchange Commission on Forms 10-K and 10-Q. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.heatbio.com. The charter describes the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Dr. Belsky, Dr. Kharitonov and Dr. Monahan, each of whom is deemed to be independent in accordance with the NASDAQ definition of independence.  This Committee determines, approves, and reports to the Board of Directors on all elements of compensation of our executive officers. The Compensation Committee also has the power to prescribe, amend, and rescind rules relating to our stock incentive plans, to recommend the grant of options and other awards under the stock incentive plans, and to interpret the stock incentive plans.

The Compensation Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.heatbio.com.

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2015, the committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

The Committee administers our stock plan, including review and recommendation of long-term incentive compensation for each executive, director and employee, including grants of stock options. The Committee believes that this long-term incentive compensation aligns the interests of our executives with those of our stockholders and furthers executive retention.

The Committee also reviews and recommends to the Board of Directors appropriate director compensation programs for service as directors, committee chairs and committee members.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee is comprised of Dr. Belsky, Dr. Kharitonov and Mr. Smith.

The functions performed by the Nominating and Governance Committee include:

•

recommending to the Board of Directors, individuals for appointment or election as directors;

•

recommending to the Board of Directors individuals for appointment to vacancies on any committee of the Board of Directors;

•

recommending to the Board of Directors regarding any changes to the size of the Board of Directors or any committee;

•

reporting to the Board of Directors on a regular basis; and

•

performing any other duties or responsibilities expressly delegated to the committee by the Board of Directors relating to board or committee members.

The Nominating and Governance Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.heatbio.com.

Stockholder Recommendations for Director Nominations

On January 11, 2016, we amended our bylaws to add Section 2.14 to regulate proposals of business and nominations for election of directors by stockholders at stockholders meetings.  In general, Section 2.14 requires stockholders intending to submit proposals or nominations at a stockholders meeting to provide us with advance notice thereof, including information regarding the stockholder proposing the business or nomination as well as information regarding the proposed business or nominee.  Any recommendation must be received not less than 90 calendar days nor more than 120 calendar days before the anniversary date of the previous year's annual meeting (provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the stockholder must be delivered not earlier than 120 days prior to such annual meeting and not later than the 90th day prior to such annual meeting or the tenth (10th ) day following the day on which public announcement of the date of such meeting is first made by us); provided, further, that if less than 100 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such public disclosure was made. This would require that the advance written notice would need to be given between March 25, 2016 and April 24, 2016 for our next annual meeting of stockholders.

Any stockholder wishing to recommend a director candidate for consideration by the Nominating and Governance Committee should provide the following information to the Secretary at our principal executive offices: (i) the name, age, and business and residence addresses of the candidate, (ii) the principal occupation or employment of the candidate for the past five years, as well as information about any other Board of Directors and board committees on which the candidate has served during that period, (iii) the number of shares of our stock, if any, beneficially owned by the candidate, (iv) details of any business or other significant relationship the candidate has ever had with us  and (v) such candidate’s written consent to being named in the proxy statements as a nominee and to serving as a director if elected. Any stockholder proposing to bring any business other than a director candidate before an annual meeting of stockholders, which business must relate to a proper matter under Delaware General Corporation Law for stockholder action, must provide the following information to the Secretary: (i) a brief description of the business desired to be brought before the annual meeting; (ii) the text of the proposal (including the text of any resolutions proposed for consideration and, in the event that such business includes a proposal to amend the bylaws, the language of the proposed amendment); (iii) the reasons for conducting such business at the annual meeting; (iv) and any material interest in such business of such stockholder and beneficial owner, if any, on whose behalf the proposal is made. The proposing stockholder must provide  (i) the stockholder’s name and record address and the name and address of the beneficial owner of our shares, if any, on whose behalf the proposal is made and (ii) the number of shares of our stock that the stockholder and any such other beneficial owner beneficially own; and (iii)  a description of any agreement, arrangement or understanding with respect to the nomination or proposal and (d) the other information specified in our Bylaws as then in effect. The Committee may seek further information from or about the stockholder making the recommendation, the candidate, or any such other beneficial owner, including information about all business and other relationships between the candidate and the stockholder and between the candidate and any such other beneficial owner.

Risk Oversight

The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s strategy, finances and operations, as well as the risks associated with each. The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting, internal controls and legal and regulatory compliance. The Audit Committee undertakes, at least annually, a review to evaluate these risks. The members then meet separately with management responsible for such area, including the Company’s Chief Financial Officer, and report to the Audit Committee on any matters identified during such discussions with management. In addition, the Compensation Committee considers risks related to the attraction and retention of talent as well as risks relating to the design of compensation programs and arrangements. In addition, the Nominating and Governance Committee manages risks associated with the independence of the Board. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their respective areas of responsibility.

Code of Conduct

The Board of Directors has adopted a Code of Conduct that applies to the Company’s directors, executives (including its Chief Executive Officer and Chief Financial Officer) and employees. The Code is posted on the Company’s website at www.heatbio.com.

Our Chief Executive Officer also serves as our Chairman of the Board. Our Board does not have a lead independent director. Our board of directors has determined its leadership structure was appropriate and effective for us given our stage of development.

2015 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2015 regarding the compensation of our directors who at December 31, 2015 were not also named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Total
Paul Belsky, MD	$43,750	$—	$—	$43,750
Louis Bock	$40,000	$—	$—	$40,000
Michael Kharitonov, Ph.D.	$46,250	$—	$—	$46,250
John Monahan, Ph.D.	$46,250	$—	$—	$46,250
Edward Smith	$43,750	$—	$—	$43,750

As of December 31, 2015, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
Paul Belsky, MD	33,441
Louis Bock	28,223
Michael Kharitonov, Ph.D.	41,050
John Monahan, Ph.D.	41,050
Edward Smith	33,441

Our Compensation Committee conducted an evaluation of the compensation of the members of our board of directors.  In order to aid its decision-making, the Compensation Committee considered the compensation practices and the competitive market for directors at companies with which we compete for personnel and an independent compensation advisor was retained to conduct a study of our peer group compensation. Based substantially upon the results of the study, commencing January 2016, directors who are not employees receive an annual cash fee of $35,000 as well as a cash fee of $8,000 for service on the Audit Committee and $5,000 for service on each of the Compensation and Nominating Committees.  In addition, the Chairman of each of the Audit, Compensation and Nominating Committees will each receive an additional $12,500, $8,500 and $7,000, respectively. In addition, on January 11, 2016, each director who is not an employee was granted an option exercisable for shares of common stock (having a value of $45,000) vesting on the one-year anniversary of the date of grant.  Each nonemployee director also received an option grant on the date of the 2014 Annual Meeting of Stockholders having a value of $25,000 on such date, which for 2014 resulted in the issuance of options exercisable for 6,483 shares of common stock to each non-employee director. During 2014 and 2015, directors who were not employees received an annual cash fee of $25,000 as well as a cash fee of $5,000 for each committee on which they serve and the Chairman of the Audit and Compensation Committees receive an additional $2,000. Each nonemployee director also received an option grant on the date of the 2014 Annual Meeting of Stockholders having a value of $25,000 on such date, which for 2014 resulted in the issuance of options exercisable for 6,483 shares of common stock to each non-employee director.

Item 11.

Executive Compensation

Set forth below is the compensation paid or accrued to our executive officers during the years ended December 31, 2015 and December 31, 2014 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Options (9)	Other (1)	Total
Jeffrey Wolf	2015	$395,000		$177,750	(2)	$47,513	$-	$620,263
Chairman and CEO	2014	$381,893		$127,500	(3)	$346,600	$12,108	$868,101

Timothy Creech	2015	$24,542		$—		$144,627	$—	$169,169
Chief Financial Officer (4)

Steve Di Palma	2015	$13,798		$—		$—	$—	$13,798
Interim Chief Financial Officer (5)

Matt Czajkowski	2015	$82,500	(6)	$—		$—	$—	$82,500
Former Chief Financial Officer	2014	$162,500		$40,500	(3)	$73,300	$—	$276,300

Anil Goyal	2015	$255,000		$51,000	(2)	$47,513	$—	$353,513
Vice President of Business Development	2014	$219,975		$49,500	(3)	$257,880	$—	$527,355

Melissa Price	2015	$250,000		$75,000	(2)	$—	$—	$325,000
Vice President of Product Development (7)	2014	$210,000		$47,250	(3)	$43,870	$—	$301,120

Taylor Schreiber	2015	$272,005		$95,202	(2)	$187,390	$—	$554,597
Chief Scientific Officer (8)	2014	$174,411		$39,483	(3)	$191,300	$2,567	$407,761

———————

(1)

Represents payment for health insurance.

(2)

This bonus was accrued in 2015 and paid in 2016.

(3)

This bonus was accrued in 2014 but paid in 2015.

(4)

Mr. Creech commenced employment on November 30, 2015. Mr. Creech’s annual salary is $285,000 and he is entitled to devote up to twenty percent of his professional time to other non-competitive efforts.

(5)

Mr. DiPalma served on a part time basis as our Chief Financial Officer until the appointment of Mr. Creech effective November 30, 2015.

(6)

Mr. Czajkowski resigned as our Chief Financial Officer effective March 15, 2015, includes $45,000 severance.

(7)

On July 23, 2015, Dr. Price was appointed our Vice President of Product Development.

(8)

On July 23, 2015, Dr. Schreiber was appointed our Chief Scientific Officer.

(9)

For all stock options, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Assumptions made in the calculation of these amounts are described in Note 9 to the Company’s audited financial statements for the years ended December 31, 2015 and 2014.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2015)

Name and Principal Position	Number of securities underlying unexercised options/ exercisable	Number of securities underlying unexercised options/ unexercisable	Option exercise price	Option expiration date
Jeffrey Wolf	10,965(1)	—	$2.30	12/18/2019
Chairman and CEO	108,696(1)	—	$0.71	4/7/2021
	50,000(2)	50,000	$8.62	6/11/2024
	3,125(3)	9,375	$4.53	1/12/2025

Timothy Creech	2,916	67,084	$3.10	11/30/2025
Chief Financial Officer(4)

Matt Czajkowski	23,441	—	$8.81	5/15/2023
Former Chief Financial Officer(5)	2,708	—	$8.62	1/17/2024

Anil Goyal	20,000(6)	20,000(6)	$7.58	12/16/2023
Vice President of Business Development	3,125(7)	9,375(7)	$4.53	1/12/2025

Melissa Price	28,125(8)	21,875(8)	$12.57	10/1/2023
Vice President of Product Development	2,916(9)	7,084(9)	$5.30	10/15/2024

Taylor Schreiber	22,914(10)	27,086(10)	$4.57	6/11/2024
Chief Scientific Officer	2,500(11)	7,500(11)	$4.53	1/12/2025
	3,645(12)	31,355(12)	$6.03	7/22/2025

———————

(1)

All shares are fully vested as of December 31, 2013.

(2)

Issued on June 11, 2014, these options vest over a two year period and will be fully vested in January 2016.

(3)

Issued on January 12, 2015 these options vest over a four year period and will be fully vested in December 2018.

(4)

On November 30, 2015, Mr. Creech was appointed our Chief Financial Officer and was issued these options which vest over a 48 month period and will be fully vested in October 2019.

(5)

Mr. Czajkowski resigned as our Chief Financial Officer effective March 15, 2015. Mr. Czajkowski has 23,441 vested option which are exercisable up to the ten year anniversary date of grant, May 15, 2023 and 2,708 vested options which are exercisable up to the ten year anniversary of the date of grant, January 17, 2024.

(6)

Issued on December 16, 2013, these shares vest over a 48 month period and will be fully vested in December 2017.

(7)

Issued on January 12, 2015 these options vest over a four year period and will be fully vested in December 2018.

(8)

Issued on October 1, 2013, these shares vest over a 48 month period and will be fully vested in September 2017.

(9)

Issued on October 15, 2014, these shares vest over a 48 month period and will be fully vested in October 2018.

(10)

Issued on June 11, 2014, these shares vest over a 46 month period and will be fully vested in February 2018.

(11)

Issued on January 12, 2015 these options vest over a four year period and will be fully vested in December 2018.

(12)

Issued on July 23, 2015, these options vest over a four year period and will be fully vested in July 2019.

The chart above does not include the grant of options exercisable for 94,048, 57,567, 51,587 and 21,587 shares of common stock issued to each of Mr. Wolf, Dr. Schreiber, Dr. Price and Dr. Goyal, respectively, in January 2016.

Employment Agreements

On December 18, 2009, we entered into an employment agreement with Jeffrey Wolf to act as our Chief Executive Officer, which was amended on November 22, 2011, and further amended on each of January 20, 2014 and January 11, 2016. Mr. Wolf receives an annual base salary of $405,000 per year.  He also may receive, at the sole discretion of the board, an additional cash performance-based bonuses equal to up to 50% of his then outstanding base salary at the end of each year and a discretionary equity award, with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors. Upon execution of the agreement, Mr. Wolf was issued options exercisable for 119,661 shares of our common stock. In addition, he is to receive certain options to purchase 2% of our fully diluted equity at an exercise price equal to the then current market price if our stock is traded on a nationally recognized exchange or NASDAQ and our market capitalization is at least $250 million for at least 5 days. If Mr. Wolf’s employment contract is terminated for death or disability (as defined in the agreement), he (or his estate in the event of death) will receive six month’s severance. If Mr. Wolf’s employment is terminated by us other than for cause, he will receive 12 month’s severance. In addition, if Mr. Wolf’s employment is terminated by us other than for cause all Restricted Shares, common stock and options to purchase common stock that would have vested shall immediately vest. Mr. Wolf will not be entitled to any additional severance in the event he is terminated for cause or voluntarily resigns. Under his employment agreement, Mr. Wolf has also agreed to non-competition provisions.

Effective November 30, 2015, we appointed Timothy Creech as our Chief Financial Officer. In connection with his appointment, Mr. Creech entered into a four-year employment agreement with us (the “Creech Employment Agreement”), which was amended on January 11, 2016. Pursuant to the Creech Employment Agreement, Mr. Creech receives an annual base salary of $285,000 and will be eligible for a discretionary cash performance bonus payment of thirty-five percent (35%) of his base salary and a discretionary equity award with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors.  Additionally, Mr. Creech was granted an option to purchase 70,000 shares of our common stock with an exercise price equal to the Company’s per share market price on the date of issue.  These options vest pro rata, on a monthly basis, over forty-eight months. The Creech Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Creech. If Mr. Creech’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if  his employment is terminated (1) by us without Just Cause (as defined in the Creech Employment Agreement) or (2) by Mr. Creech for Good Reason (as defined in the Creech Employment Agreement) then in addition to paying the Accrued Obligations: (x) we shall continue to pay his then current base salary for a period of six months; (y) he shall receive a pro-rated amount of the annual bonus which he would have received during the year without the occurrence of such termination at 100% of the targeted amount. If there is a Change of Control (as defined in our Amended and Restated 2014 Stock Incentive Plan) during the term of the Employment Agreement and at such time Mr. Creech has been employed by us for (i) less than five (5) months then fifty percent (50%) of the options granted to Mr. Creech will immediately vest, (ii) at least five (5) months but less than ten (10) months, then seventy five percent (75%) of the option granted to Mr. Creech will immediately vest; or (iii) at least ten (10) months, then the entire option will immediately vest.

Effective March 3, 2014, we appointed Taylor Schreiber, M.D., Ph.D., as our Vice President of Research and Development and effective July 23, 2015, Dr. Schreiber was appointed our Chief Scientific Officer. In connection with his appointment, Dr. Schreiber entered into a four-year employment agreement with us, which was amended January 12, 2015 and further amended on July 23, 2015 and January 11, 2016.  Pursuant to the employment agreement, Dr. Schreiber receives an annual base salary of $300,000 and will be eligible for discretionary cash performance bonus payment of thirty-five percent (35%) of his base salary and a discretionary equity award with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors.  Additionally, on June 11, 2014, the date that our stockholders approved our 2014 Stock Incentive Plan, we granted Dr. Schreiber an option to purchase 50,000 shares of our common stock with an exercise price equal to our per share market price on the date of issue ($4.57). These options will vest pro rata, on a monthly basis, over 48 months, with a certain percentage vesting immediately upon grant. Dr. Schreiber was also eligible to receive, on the one year anniversary of his employment, an option to purchase 10,000 additional shares of our common stock if certain milestones were attained and such option was issued on January 11, 2015. The employment agreement also includes confidentiality obligations and inventions assignments by Dr. Schreiber.  If Dr. Schreiber’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the Accrued Obligations accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (1) by the Company without Just Cause (as defined in the Employment Agreement), or (2) by Dr. Schreiber for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (x) the Company shall continue to pay his then current base salary for a period of four months; (y) he shall receive a pro-rated amount of the annual bonus which he would have received during the year without the occurrence of such termination and (z) he will have the right to exercise any vested options until the earlier of the expiration of the severance or the expiration of the term of the option.

Effective December 16, 2013, we appointed Anil K. Goyal, Ph.D. as our Vice President of Business Development. In connection with his appointment, Dr. Goyal entered into a four-year employment agreement with us (the “Goyal Employment Agreement”), which was amended January 12, 2015 and further amended on January 11, 2016.  Pursuant to the Goyal Employment Agreement, Dr. Goyal receives an annual base salary of $255,000 and will be eligible for a discretionary cash performance bonus payment of thirty percent (30%) of his base salary and a discretionary equity award with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors.  Additionally, Dr. Goyal was granted an option to purchase 40,000 shares of our common stock with an exercise price equal to the Company’s per share market price on the date of issue. These options vest pro rata, on a monthly basis, over 48 months.  Dr. Goyal was also eligible to receive, on the one year anniversary of his employment, an option to purchase 12,500 shares of our common stock if certain milestones were attained and such option was issued on January 12, 2015. The Goyal Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Goyal. If Dr. Goyal’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if  his employment is terminated (1) by us without Just Cause (as defined in the Goyal Employment Agreement) or (2) by Dr. Goyal for Good Reason (as defined in the Goyal Employment Agreement) then in addition to paying the Accrued Obligations: (x) we shall continue to pay his then current base salary for a period of four months; (y) he shall receive a pro-rated amount of the annual bonus which he would have received during the year without the occurrence of such termination; and (z) he will have the right to exercise any vested options and any options that would have vested in the next four months until the earlier of the expiration of the severance or the expiration of the term of the option.

Effective October 1, 2013, we appointed Melissa Price, Ph.D. as our Vice President of Clinical and Regulatory Affairs.  In connection with her appointment, Dr. Price entered into a four-year employment agreement with us (the “Price Employment Agreement”), which was amended on January 20, 2014 and further amended on January 12, 2015, July 23, 2015 and January 11, 2016.  On July 23, 2015, Dr. Price was appointed our Vice President of Product Development.  Pursuant to the Price Employment Agreement, Dr. Price receives an annual base salary of $250,000 and will be eligible for a discretionary cash performance bonus payment of thirty percent (30%) of her base salary and a discretionary equity award with the actual amount of her bonus to be increased or decreased in the sole discretion of the Board of Directors. Additionally, Dr. Price was granted an option to purchase 50,000 shares of our common stock with an exercise price equal to our per share market price on the date of issue. These options vest pro rata, on a monthly basis, over 48 months. Dr. Price was also eligible to receive, an option to purchase 10,000 shares of our common stock if certain agreed to milestones were attained and such option was issued in October 2014. The Price Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Price.  If Dr. Price’s employment is terminated for any reason, she or her estate as the case may be, will be entitled to receive the Accrued Obligations accrued by her to the extent not previously paid; provided, however, that if her employment is terminated (1) by us without Just Cause (as defined in the Price Employment Agreement) or by Dr. Price for Good Reason (as defined in the Price Employment Agreement) then in addition to paying the Accrued Obligations, (x) we shall continue to pay her then current base salary for a period of four months; (y) she shall receive a pro-rated amount of the annual bonus which she would have received during the year without the occurrence of such termination and (z) she will have the right to exercise any vested options and any options that would have vested in the next four months until the earlier of the expiration of the severance or the expiration of the term of the option.

On March 9, 2015, we entered into a consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”) for finance, accounting and administrative functions, including interim chief financial officer services provided by Mr. Stephen J. DiPalma. We paid Danforth an agreed upon hourly rate for such services and reimbursed Danforth for expenses. The Consulting Agreement continued until December 31, 2015.

On May 15, 2013, we entered into an employment agreement with Matthew E. Czajkowski to act as our Chief Financial Officer, which was amended on January 20, 2014 and further amended on May 1, 2014. Mr. Czajkowski received an annual base salary of $180,000 per year for his provision of services to us for 80% of his professional time. In addition, Mr. Czajkowski was eligible to receive, at the sole discretion of the board, additional performance-based bonuses equal to up to 50% of this then outstanding base salary at the end of each year. Mr. Czajkowski’s employment contract provided for three month’s severance pay upon termination not for cause (as defined in the agreement) and accelerated vesting of all options that would have vested within one year of such termination. The agreement also provided for payments in the event of death and disability. On March 9, 2015, we entered into a severance agreement with Mr. Czajkowski effective as of March 15, 2015. In accordance with the terms of the severance agreement, Mr. Czajkowski resigned as our Chief Financial Officer effective as of March 15, 2015, and we paid Mr. Czajkowski all accrued and unpaid base salary and an expense reimbursement in addition to $45,000.  Mr. Czajkowski has the ability to exercise all stock options issued to him that vested prior to the date of resignation in accordance with the terms of his employment agreement at any time prior to the ten year anniversary of the date of grant and any unvested options at the time of resignation were immediately vested and are exercisable for 90 days after March 15, 2015. The severance agreement also contained additional provisions that are customary for agreements of this type, including confidentiality, non-competition and non-solicitation provisions.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2015.

Code of Ethics

We have long maintained a Code of Conduct that is applicable to all of our directors, officers and employees. In addition, we have adopted a Code of Ethics for Financial Management that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary.

Item 12.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of January 15, 2016, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of January 15, 2016, we had 8,424,641 shares of common stock outstanding.

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

Name of Beneficial Owner	Common Stock	Shares subject to Options (1)	Total Number of Shares Beneficially Owned	Percentage Ownership
Executive Officers & Directors
Paul Belsky, M.D. (Director)	47,190	33,441	80,631	1.0%
Louis Bock (Director)	—	20,068	20,068	*
Timothy Creech (Chief Financial Officer)	—	5,834	5,834	*
Anil Goyal, Ph.D. (Vice President of Business Development)	—	26,920	26,920	*
Michael Kharitonov, Ph.D. (Director)(2)	49,960	41,050	91,010	1.1%
John Monahan, Ph.D. (Director)	1,211	41,050	42,261	*
Melissa Price, Ph.D. Vice President of Product Development (3)	692	37,807	38,499	*
Taylor Schreiber, M.D., PhD Chief Scientific Officer(4)	39,132	36,824	75,956	*
Edward Smith (Director)(5)	697,303	33,441	730,744	8.6%
Jeffrey Wolf (Director, CEO, Treasurer & Secretary)(6)	1,237,396	229,184	1,466,580	16.9%
Matthew Czajkowski (Former Chief Financial Officer)	—	26,149	26,149	*
Stephen DiPalma (Former Chief Financial Officer)	—	—	—
All Executive Officers & Directors, as a group (11 persons)	2,072,884	531,768	2,604,652	29.1%

5% Stockholders(1)
Aristar Capital Management, LLC(5)			697,303	8.3%
Orion Holdings V, LLC (6)			695,653	8.3%
Seed-One Holdings VI, LLC(6)			536,862	6.4%
FW Heat Biologics, LLC(7)			453,673	5.4%
Franklin Resources, Inc. (8)			1,433,300	17.0%

————————

*less than 1%

(1)

Represents shares subject to options which are vested and exercisable within 60 days of January 15, 2016.

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

(6)

Includes 695,653 shares of common stock held by Orion Holdings V, LLC and 536,862 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Includes 3,660 shares purchased May 2014 and 1,221 shares converted from Series B, does not include 86,957 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. In addition, if our Company is traded on a recognized national exchange or NASDAQ while Mr. Wolf is employed by us and the market capitalization of our Company is in excess of $250 million for at least five consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board.

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

(8)

Information obtained from a Schedule 13G/A filed with the Securities and Exchange Commission on April 10, 2015. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. (“FRI”) and are the principal stockholders of FRI. Franklin Advisor, Inc. a management subsidiary of FRI is also deemed to be a beneficial owner of the common stock owned by FRI. The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, California 94403-1906.

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

The following is a summary of transactions since January 1, 2015 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the most recent completed fiscal year and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K entitled “Management—Non-Employee Director Compensation” and “Management — Executive Compensation.”

On January 11, 2016, our named executive officers were awarded the following 2015 year-end bonus compensation: Jeffrey A. Wolf, our Chief Executive Officer, was granted options to purchase 94,048 shares of our common stock and received a cash bonus in the amount of $177,500; Dr. Goyal was granted options to purchase 21,587 shares of our common stock and received a cash bonus in the amount of $51,000; Dr. Price was granted options to purchase 51,587 shares of our common stock and  received a cash bonus in the amount of $75,000; and Dr. Schreiber was granted options to purchase 57,567 shares of our common stock and received a cash bonus in the amount of $95,202.  The stock options granted have an exercise price of $2.47 per share, which is the closing price of our common stock on the grant date (January 11, 2016), vest pro rata, on a monthly basis, over a four (4) year period and expire ten (10) years from the date of the grant, unless terminated earlier.

On January 11, 2016, our non-executive directors were granted options to purchase 23,810 shares of our common stock. The stock options granted have an exercise price of $2.47, which is the closing price of our common stock on the grant date (January 11, 2016), vest on January 11, 2017 and expire ten (10) years from the date of the grant, unless terminated earlier.

On July 23, 2015, we issued an additional 35,000 options to Dr. Schreiber vesting monthly on a pro rata basis over a four-year period.

On March 9, 2015, we entered into a severance agreement with Mr. Czajkowski effective as of March 15, 2015. In accordance with the terms of the severance agreement, Mr. Czajkowski resigned as our Chief Financial Officer effective as of March 15, 2015, and we paid Mr. Czajkowski all accrued and unpaid base salary and an expense reimbursement in addition to $45,000.  Mr. Czajkowski has the ability to exercise all stock options issued to him that vested prior to the date of resignation in accordance with the terms of his employment agreement at any time prior to the ten-year anniversary of the date of grant. The severance agreement also contained additional provisions that are customary for agreements of this type, including confidentiality, non-competition and non-solicitation provisions.

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

Item 14.

Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2015 and 2014 by BDO USA, LLP.

	December 31, 2015	December 31, 2014
Audit Fees and Expenses (1)	$128,100	$166,800

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2015 and 2014.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2015 and 2014

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014

4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
1.1	Form of Underwriting Agreement between Heat Biologics, Inc. and Aegis Capital Corp., as representative of the several underwriters (1)
1.2	Controlled Equity Offering SM Sales Agreement dated October 10, 2014, between Heat Biologics, Inc. and Cantor Fitzgerald & Co. (2)
1.3	Underwriting Agreement, dated March 10, 2015, between Heat Biologics, Inc. and Aegis Capital Corp.(3)
3.1	Certificate of Incorporation filed on June 10, 2008(4)
3.2	Amended and Restated Bylaws, as currently in effect(4)
3.3	Amended and Restated Certificate of Incorporation filed on October 16, 2009(4)
3.4	Second Amended and Restated Certificate of Incorporation filed on December 16, 2011(4)
3.5	Third Amended and Restated Certificate of Incorporation, as currently in effect(4)
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on May 29, 2013(1)
4.1	2009 Stock Incentive Plan(4)##
4.2	First Amendment of the 2009 Stock Incentive Plan(4)##
4.3	Second Amendment of the 2009 Stock Incentive Plan(4)##
4.4	Third Amendment of the 2009 Stock Incentive Plan(4)##
4.5	Fourth Amendment of the 2009 Stock Incentive Plan(4)##
4.6	Warrant issued to Square 1 Bank(4)
4.7	Warrant issued to North Carolina Biotechnology Center(1)
4.8	Specimen Common Stock Certificate of Heat Biologics, Inc.(4)
4.9

Form of Stock Purchase Agreement by and among Heat Biologics, Inc. and the Series B investors (Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission)(4)##

4.10	Form of Representative’s Warrant (1)
4.11	Amendment to Stock Warrant with North Carolina Biotechnology Center(1)
4.12	2014 Stock Incentive Plan (5)##
4.13	Warrant issued to Square 1 Bank(6)
10.1	License Agreement (UMJ110) between the University of Miami and Heat Biologics, Inc. effective February 18, 2011 (4)**
10.2	License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008(4)**
10.3	License Agreement (143) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 11, 2011(4)**

10.4	License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011(4)**
10.5	License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (4)**
10.6	Promissory Note with North Carolina Biotechnology Center dated December 14, 2011(4)
10.7	Loan Agreement with North Carolina Biotechnology Center dated December 14, 2011(4)
10.8	Common Stock Subscription Agreement between the University of Miami and Heat Biologics I, Inc. dated July 7, 2009(4)
10.9	Employment Agreement with Jeffrey Wolf dated December 18, 2009(4)##
10.10	Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011(4)##
10.11	Lease with Europa Center dated as of November 18, 2011(4)
10.12	Non-Exclusive Evaluation and Biological Material License Agreement with American Type Culture Collection effective April 12, 2011(4) **
10.13	Manufacturing Services Agreement with Lonza Walkersville, Inc. dated as of October 20, 2011(2)
10.14	Assignment and Assumption Agreement dated June 26, 2009(4)
10.15	Termination Agreement UM97-114 dated June 26, 2009(4)
10.16	Loan and Security Agreement with Square 1 Bank dated August 7, 2012(2)
10.17	Employment Agreement with Jennifer Harris dated November 3, 2011 and amendment thereto dated May 1, 2013(1)##
10.18	Amendment to License Agreement (UM97-14) dated April 29, 2009(4)
10.19	First Amendment to Loan and Security Agreement with Square 1 Bank dated November 30, 2012(4)
10.20	Second Amendment to License Agreement (UMSS-114) dated August 11, 2009(4)
10.21	Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011(4)
10.22	1st Lease Modification Agreement dated December 19, 2012(3)
10.23	Form of Co Sale and First Refusal Agreement by and among Heat Biologics, Inc. and the Series B investors(4)
10.24	Form of Voting Agreement by and among Heat Biologics, Inc. and the Series B investors(4)
10.25	Form of Investor’s Rights Agreement by and among Heat Biologics, Inc. and the Series B investors(4)
10.26	Second Amendment to Loan and Security Agreement with Square 1 Bank dated January 14, 2013(4)
10.27	Third Amendment to Loan and Security Agreement with Square 1 Bank dated February 28, 2013(4)
10.28	Fourth Amendment to Loan and Security Agreement with Square 1 Bank dated March 19, 2013(4)
10.29	Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013(4)
10.30	Fifth Amendment to the Loan and Security Agreement with Square 1 Bank dated April 18, 2013(4)
10.31	Employment Agreement with Matthew Czajkowski dated May 15, 2013(1)##
10.32	Form of Lock-up Agreement(1)
10.33	Form of Agreement with Series B Preferred Stockholders to amend Stock Purchase Agreement(1)
10.34	Employment Agreement, dated as of October 1, 2013, by and between Melissa Price and the Company(7)##
10.34	Employment Agreement, dated as of December 16, 2013, by and between Anil K. Goyal and the Company(7)##
10.35	Amendment to Employment Agreement, dated as of January 20, 2014 between the Company and Jeffrey Wolf(8)##
10.36	Amendment to Employment Agreement, dated as of January 20, 2014 between the Company and Melissa Price(8)##
10.37	Amendment to Employment Agreement, dated as of January 20, 2014 between the Company and Matthew Czajkowski(8)##
10.38	Employment Agreement, dated as of March 3, 2014 between the Company and Taylor Schreiber (9)##
10.39	Lease Agreement dated January 24, 2014*
10.40	License Agreement (UMK-161) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective March 4, 2014(11) **
10.41	Amendment to Employment Agreement dated May 7, 2014, between the Company and Matthew Czajkowski(12)##
10.42	Loan and Security Agreement dated August 22, 2014 by and between Square 1 Bank, the Company and Heat Biologics I, Inc., Heat Biologics III, Inc. and Heat Biologics IV, Inc.(13)
10.43	Amendment to Employment Agreement dated January 12, 2015 between the Company and Melissa Price(14)##
10.44	Amendment to Employment Agreement dated January 12, 2015 between the Company and Anil Goyal(14)##
10.45	Amendment to Employment Agreement dated January 12, 2015 between the Company and Taylor Schreiber(14)##
10.46	Severance Agreement, dated as of March 9, 2015 with Matthew Czajkowski (15)
10.47	First Amendment to Lease dated January 24, 2014*

10.48	Second Amendment to Lease dated January 24, 2014*
10.49	Amendment to Employment Agreement between the Company and Taylor Schreiber, M.D., Ph.D., dated July 23, 2015(17)
10.50	Amendment to Employment Agreement between the Company and Melissa Price, Ph.D., dated July 23, 2015(17)
10.51	Amended and Restated Heat Biologics, Inc. 2014 Stock Incentive Plan(18)
10.52	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended(17)
10.53	Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended(17)
10.54	Employment Agreement, dated as of November 30, 2015 between the Company and Timothy Creech(19)
10.55	Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 11, 2016(20)
10.56	Amendment to Employment Agreement between the Company and Melissa Price, dated January 11, 2016(20)
10.57	Amendment to Employment Agreement between the Company and Taylor Schreiber, dated January 11, 2016(20)
10.58	Amendment to Employment Agreement between the Company and Anil Goyal dated January 11, 2016(20)
10.59	Amendment to Employment Agreement between the Company and Timothy Creech dated January 11, 2016(20)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP) *
31.1	Certification of Jeffrey Wolf, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Ann Rosar, Controller pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Jeffrey Wolf, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Ann Rosar, Controller pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(9)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2014 (File No. 001-35994).

(10)

Previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2014 (File No. 001-35994).

(11)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 5, 2014 (File No. 001-35994).

(12)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2014 (File No. 001-35994).

(13)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on August 25, 2014 (File No. 001-35994).

(14)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 16, 2015 (File No. 001-35994).

(15)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 10, 2015 (File No. 001-35994).

(16)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on June 24, 2015 (File No. 001-35994).

(17)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994).

(18)

Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 22, 2015).

(19)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on December 1, 2015 (File No. 001-35994).

(20)

Previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 15, 2016 (File No. 001-35994).

(21)

Previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 27, 2015 (File No. 001-35994).

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
Jeffrey Wolf
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 18, 2016

By:	/s/ Timothy Creech
Timothy Creech
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 18, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,	February 18, 2016
Jeffrey Wolf	President and Chairman (Principal Executive Officer)

/s/ John Monahan, Ph.D.	Director	February 18, 2016
John Monahan, Ph.D.

/s/ Michael Kharitonov, Ph.D.	Director	February 18, 2016
Michael Kharitonov, Ph.D.

/s/ Louis C. Bock	Director	February 18, 2016
Louis C. Bock

/s/ Paul Belsky, MD	Director	February 18, 2016
Paul Belsky, MD

/s/ Edward B. Smith	Director	February 18, 2016
Edward B. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heat Biologics, Inc.

Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Heat Biologics, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heat Biologics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Raleigh, North Carolina

February 18, 2016

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Current Assets
Cash and cash equivalents	$4,940	$3,714
Investments, held to maturity (net)	6,690	10,699
Prepaid expenses and other current assets	869	863
Total Current Assets	12,499	15,276

Property and Equipment, net	446	446

Other Assets
Restricted cash	101	101
Deposits	70	20
Related party receivable	58	49
Deferred financing costs	44	24
Total Other Assets	273	194

Total Assets	$13,218	$15,916

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,980	$1,367
Accrued expenses and other payables	1,847	806
Current portion of long term debt	3,134	397
Total Current Liabilities	6,961	2,570

Long Term Liabilities
Long term debt, net of discount and current portion	3,612	2,314
Other long term liabilities	150	—
Total Liabilities	10,723	4,884

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 8,424,641 and 6,492,622 issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	48,567	35,895
Accumulated deficit	(44,430)	(24,135)
Accumulated other comprehensive loss	(87)	—
Total Stockholders' Equity - Less Non-Controlling Interest	4,051	11,761
Non-Controlling Interest	(1,556)	(729)
Total Stockholders' Equity – Heat Biologics, Inc.	2,495	11,032

Total Liabilities and Stockholders' Equity	$13,218	$15,916

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended,
	December 31,
	2015	2014
Operating expenses:
Research and development	$2,595	$2,861
Clinical and regulatory	14,071	5,348
General and administrative	4,356	3,978
Total operating expenses	21,022	12,187

Loss from operations	(21,022)	(12,187)

Non-operating income (expenses)
Interest income	66	41
Other income (expense)	198	(24)
Interest expense	(364)	(73)
Total non-operating expenses	(100)	(56)

Net loss	(21,122)	(12,243)
Net loss - non-controlling interest	(827)	(454)
Net loss attributable to Heat Biologics, Inc.	$(20,295)	$(11,789)

Net loss per share attributable to Heat Biologics, Inc.-
basic and diluted	$(2.53)	$(1.83)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc. -
basic and diluted	8,015,687	6,454,866

Net loss	(21,122)	(12,243)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(87)	—
Total comprehensive loss	(21,209)	(12,243)
Comprehensive loss attributable to non-controlling interest	(827)	(454)
Comprehensive loss attributable to Heat Biologics, Inc.	$(20,382)	$(11,789)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2013	$1	$34,338	$(12,346)	$—	$(275)	$21,718
Exercise of stock options, 66,707 shares	—	38	—	—	—	38
Cashless exercise of options, 10,442 shares	—	—	—	—	—	—
Cashless exercise of warrants, 40,047 shares	—	453	—	—	—	453
Stock-based compensation	—	1,066	—	—	—	1,066
Net loss	—	—	(11,789)	—	(454)	(12,243)
Balance at December 31, 2014	$1	$35,895	$(24,135)	$—	$(729)	$11,032
March 2015 Investment offering, 1,886,000 shares, net of underwriters discounts	—	11,400	—	—	—	11,400
Stock issuance costs		(302)	—	—	—	(302)
Cashless exercise of options, 6,812 shares	—	—	—	—	—	—
Vesting of restricted stock, 39,207 shares	—	—	—	—	—	—
Stock-based compensation	—	1,574	—	—	—	1,574
Other comprehensive loss	—	—	—	(87)	—	(87)
Net loss	—	—	(20,295)	—	(827)	(21,122)
Balance at December 31, 2015	$1	$48,567	$(44,430)	$(87)	$(1,556)	$2,495

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(21,122)	$(12,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116	67
Amortization of deferred financing costs and debt issuance costs	101	38
Amortization of held to maturity investment premium	142	173
Re-measurement of fair value of stock warrant liability	—	7
Stock based compensation	1,574	1,066
Increase (decrease) in cash arising from changes in assets and liabilities:
Related party receivable	(9)	(24)
Prepaid expenses and other current assets	(32)	203
Restricted cash	—	(100)
Deposits	(50)	(10)
Accounts payable	642	716
Accrued expenses and other payables	1,041	303
Other long term liabilities	150	—
Accrued interest	—	(25)
Net Cash Used in Operating Activities	(17,447)	(9,829)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	14,957	18,624
Purchases of short term investments	(11,090)	(12,199)
Purchase of property and equipment	(116)	(459)
Net Cash Provided by Investing Activities	3,751	5,966

Cash Flows from Financing Activities
Proceeds from March 2015 public offering, net of underwriting discounts	11,400	—
Stock issuance costs	(302)	—
Proceeds from issuance of long term debt, net	4,471	2,973
Payments on long term debt	(558)	—
Proceeds from the exercise of stock options	—	37
Net Cash Provided by Financing Activities	15,011	3,010

Effect of exchange rate changes on cash and cash equivalents	(89)	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,226	(853)

Cash and Cash Equivalents - Beginning of Period	3,714	4,567

Cash and Cash Equivalents - End of Period	$4,940	$3,714

Supplemental Disclosure for Cash Flow Information
Interest paid	$262	$32

Supplemental Schedule of Noncash Investing and Financing Activities
Cashless exercise of stock options	$33	$—
Cashless exercise of stock warrants	$—	$453
Issuance of warrants	$—	$323

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization

Heat Biologics, Inc. (“Heat” or “the Company”) was incorporated in 2008 pursuant to the laws of the state of Delaware. Heat is a development stage company focused on developing novel allogeneic, “off-the-shelf” cellular therapeutic vaccines to combat a wide range of cancers.  The Company currently has two drug candidates, one in a Phase 2 trial for bladder cancer, and one in a Phase 1b trial for non-small cell lung cancer.

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

2.

Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated a deficit of approximately $44.4 million as of December 31, 2015 and a net loss of approximately $20.3 million for the year ended December 31, 2015, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to scale back its operations, license or sell its assets, seek to be acquired by another entity and/or cease operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”) Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity.  All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2015 and 2014, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents. The Company had a restricted cash balance of $0.1 million at December 31, 2015 and 2014, respectively. The United States Patent and Trade Office (“USPTO”) requires the Company to maintain an account with a minimum of $1,000 to be used to pay fees associated with new trademarks of the Company and one of the Company’s lenders required a minimum $0.1 million cash balance to be maintained with the lending bank to secure the Company credit card during 2015 and 2014.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2015 and 2014, cash amounts in excess of $0.3 million were not fully insured. The uninsured cash balance as of December 31, 2015 was $4.7 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Deferred Financing Costs, net

Deferred financing costs, net include the costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Deferred financing costs, net are included in the accompanying consolidated balance sheets net of amortization.

Property and Equipment

Property and equipment are stated at cost and are capitalized. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment and computer equipment, and seven years for furniture and fixtures.

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

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses and other payables approximate fair value due to their short maturities. The carrying value of debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company does not have any financial instruments that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2015 or 2014.

Marketing

Marketing costs are expensed as incurred and is included in clinical and regulatory expense in the consolidated statement of operations and comprehensive loss. Marketing expense totaled $0.3 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2015 and 2014, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2015 and 2014, the Company had no such accruals.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2015 and 2014 represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense in the period over which services are received.

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests is the result of the Company's consolidation of subsidiaries of which it does not own 100%. The Company's net loss attributable to non-controlling interests relates to the University of Miami’s ownership in Heat I, for the years ended December 31, 2015 and 2014.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Impact of recently issued Accounting Standards:

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-1, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises Subtopic 835-30 to require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company does not expect believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of December 31, 2015 and 2014. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as all of the investments mature within 6 months and the underlying cash invested in these securities is not required for current operations.

Investments consist of short-term FDIC insured certificates of deposit, commercial paper rated A1/P1 or above and corporate notes and bonds rated A and above carried at amortized cost using the effective interest method.

The following summarizes information about short term investments at December 31, 2015 and 2014, respectively (in thousands):

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
2015
Certificates of deposit, commercial paper	$6,690	$5	$6,685
2014
Certificates of deposit, commercial paper	$10,699	$2	$10,697

As of December 31, 2015 and 2014, the estimated fair value of the investments was less than the amortized cost. Because management intends to hold the investments until their maturity dates, these unrealized losses were not recorded in the consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The maturities of held-to-maturity investments at December 31, 2015 and 2014, respectively were as follows (in thousands):

	Less than 1 Year	Total
2015
Certificates of deposit, commercial paper	$6,690	$6,690
2014
Certificates of deposit, commercial paper	$10,699	$10,699

4.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at (in thousands):

	December 31,
	2015	2014
Lab equipment	$541	$448
Computers	41	24
Furniture and fixtures	56	50

Total	638	522
Accumulated depreciation	(192)	(76)

Property and equipment, net	$446	$446

Depreciation expense totaled $0.1 million and $0.07 million for the years ended December 31, 2015 and 2014, respectively.

5.

Accrued Expenses

Accrued expenses consist of the following at (in thousands):

	December 31,
	2015	2014

Accrued clinical trial expenses	$1,193	$196
Compensation and related benefits	561	519
Deferred rent	53	51
Patent fees	40	40
	$1,847	$806

6.

Debt Issuance Costs

During 2014, the Company recorded $0.3 million to debt discount for the initial fair value of the warrant to purchase common stock and $0.03 million to deferred financing costs related to third party fees paid in connection to the Square 1 Bank loan, which are amortized over the 42 month term of the loan.

Total amortization expense for the debt issuance costs was $0.1 million and $0.04 million during fiscal year 2015 and 2014, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

Notes Payable

In August 2014, the Company entered into a secured loan with Square 1 Bank (“Loan”). The Loan provides the Company with a term loan in the aggregate principal amount not to exceed $7.5 million to be used to supplement working capital.  The Loan is available to the Company in four tranches:  $1.5 million was made available to the Company on August 22, 2014 (“Tranche 1 Loan”), $1.5 million became available to the Company upon enrollment of the first patient in its the Phase 2 clinical trial for HS-110 (“Tranche 2 Loan”), $2.25 million was made available to the Company upon the initiation of the Phase 1B trial for lung cancer indication on June 30, 2015 (“Tranche 3 Loan”), and $2.25 million was made available to the Company upon Square 1 Bank’s receipt on December 30, 2015 of the full enrollment of our Phase 1/2 clinical trial for HS-410 (“Tranche 4 Loan”). As of December 31, 2014, the Company had drawn down $1.5 million each under the Tranche 1 Loan and Tranche 2 Loan, totaling $3.0 million. At December 31, 2015, the Company had drawn down the entire $7.5 million available under the Loan.

The Loan accrues interest monthly at an interest rate of 3.05% plus the prime rate or 6.30% per annum, whichever is greater. The Tranche 1 Loan was payable as interest-only period until June 30, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 2 Loan is payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 3 Loan is payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 4 Loan is payable in monthly installments of principal plus accrued interest until February 22, 2018. During the year ended December 31, 2014, the Company made $0 in principal payments and $24,150 in interest payments on the outstanding loan.  During the year ended December 31, 2015, the Company made $0.4 million in principal payments and $0.3 million in interest payments on the outstanding loan.  The agreement with Square 1 Bank sets forth various affirmative and negative covenants. The failure of the Company to comply with one or more of the covenants constitutes a default under the Loan. The covenants include the Company having at least two ongoing clinical trials at all times, the attainment of the funding conditions set forth in the agreement and covenants regarding financial reporting, limits on the Company’s cash burn, incurrence of indebtedness, permitted investments, encumbrances, distributions, investments and mergers and acquisitions. The Loan is also secured by a security interest in all of the Company’s personal property, excluding its intellectual property. The Company is in compliance with the covenants of the Loan as of December 31, 2015.

In connection with the Loan, in August 2014, the Company issued Square 1 Bank warrant, exercisable for 52,695 shares of the Company’s common stock at an exercise price of $4.27. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for the Company’s common stock was recognized as a liability and recorded at fair value in all periods prior to exercise. The warrant liability was re-measured to fair value prior to reclassification to additional paid in capital upon its exercise.  The initial fair value of the warrant of $0.3 million was recorded as a liability and a discount to notes payable and is being amortized to interest expense over the term of the Loan.  The debt discount was $0.2 million and $0.3 million as of December 31, 2015 and 2014, respectively. In September 2014, the warrant was exercised via a cashless exercise into 17,664 shares of the Company’s common stock. The fair value of the warrant is shown as a debt discount and is netted against the outstanding loan balance in the consolidated balance sheets.

As of December 31, 2015, future principal payments under the Company’s notes payable agreement are as follows (in thousands):

Years ending December 31,
2016	$3,226
2017	3,226
2018	490
Total	$6,942

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.

License Agreements

•

University of Miami

•

Beginning in 2008, the Company has entered into various agreements with the University of Miami (the “University”) for intellectual and tangible property rights relating to the ImPACT®, technology activities (“License Agreement 03-31, 05-39” and “License Agreement 97-14”, or collectively “License Agreements”). These license agreements were subsequently assigned to the Company’s subsidiary Heat Biologics I, Inc. which issued to the University shares of its common stock representing seven and one half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier.

•

The Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 that are due on the anniversary date of the agreement for License Agreement 97-14. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. A milestone payment is due no later than May 2017 of $250,000 for License Agreement 97-14.

•

In August 2009, Heat I and the University entered into a second amendment (“Amendment 2”) to License Agreement 97-14 to extend the foregoing payment due dates for all past due license fees and patent costs.

•

On February 18, 2011, Heat I entered into a license agreement (“SS114A”) with the University to obtain additional technology related to License Agreement 97-14. Heat I agreed to reimburse the University for all past patent costs of $37,381. As partial consideration for SS114A, Heat II agreed to grant back certain exclusive rights to the University.

•

On February 18, 2011, Heat I entered into a license agreement (“143”) with the University to obtain additional technology related to License Agreement 97-14. In consideration for 143, Heat I agreed to pay the University a fee of $50,000 and reimburse them for past patent costs of $14,158.

•

On February 18, 2011, Heat I entered into a license agreement (“J110”) with the University to obtain additional technology related to License Agreement 97-14. In consideration for J110, Heat I agreed to pay the University a fee of $10,000 and reimburse them for past patent costs of $1,055.

•

On February 18, 2011, Heat I entered into a license agreement (“D-107”) with the University to obtain additional technology related to License Agreement 97-14. There are no financial obligations on our part under the arrangement.

•

In addition, Heat entered into an agreement for “Modified Heat Shock Proteins-Antigenic Peptide Complex” with the University of Miami in September 2014 for a cancer cell line where the University agreed not to license the cell line to third parties while the Company is in good standing and in compliance of its patent license agreements with the University relating to our ImPACT® platform. There is no financial obligation on the Company’s part under the arrangement.

•

Other License Agreements

•

On April 12, 2011, Heat entered into a non-exclusive evaluation and biological material license agreement with a not-for-profit corporation for evaluation and production of vaccines. In consideration for the evaluation and commercial use license, Heat agreed to pay the not-for-profit corporation a fee of $5,000 and $50,000, respectively. Heat has the option to renew the license once the original term has expired.  Milestone payments are due upon certain events agreed upon by Heat and the not-for-profit corporation. In December 2015, Heat amended the evaluation and biological material license agreement to add additional cell lines in exchange for a one-time payment of $1,000.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

On August 30, 2010, Heat entered into an option agreement with the University of Michigan (“University II”) to acquire the right to negotiate an exclusive license for certain materials which include cancer cells and all unmodified derivatives of these cells. An option fee of $2,000 was paid on September 8, 2010 to grant a period of nine months for this consideration. In July 2011, the Company exercised the option to acquire the license for $10,000.

•

On September 23, 2014, Heat entered into an exclusive license agreement for a multiple myeloma cell line with Professor Kenneth Nilsson in Sweden. In consideration of the commercial license, Heat agreed to pay an up-front license fee of $5,000 and is obligated to pay an annual maintenance fee of $3,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $30,000. Milestone payments are due upon certain events agreed upon by Heat and Professor Kenneth Nilsson.

•

In August 2015, the Company entered into an exclusive license agreement with Columbia University for an endometrial cancer cell line for the production, sale and use for all human healthcare applications. The term of the license is perpetual, unless terminated earlier by us or by Columbia University. Columbia University can only terminate for our material breach of this agreement. The Company paid an up-front license fee of $7,500 and is obligated to pay an annual maintenance fee of $5,000 each year until the first commercial sale of a licensed product at which time the annual maintenance fee increases to $50,000. The Company agreed to pay royalties equal to a one-tenth of low single digit percentage of net sales of licensed products. In addition, the Company is obligated to make milestone payments of $25,000, $40,000 and $75,000 upon completion of a Phase 1, Phase 2 and Phase 3 trial, respectively, $200,000 upon the first commercial sale of a licensed product and $500,000 upon annual net sales of $100,000,000 or more.

Future minimum royalty payments as of December 31, 2015 are as follows (in thousands):

Year ended December 31,

2016	$38
2017	338
2018	38
2019	113
2020	288

Total	$815

9.

Stockholders’ Equity

Authorized Capital

Heat has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, there were no outstanding shares of Preferred Stock.

Heat had 50,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2015 and 2014. Of the 50,000,000 common stock shares, 8,424,641 and 6,492,622 were issued and outstanding as of December 31, 2015 and 2014, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted Stock

As of December 31, 2015 and 2014, all restricted stock has vested. The Company recognized $78,815 and $0 in stock-based compensation expense related to vested restricted stock during the years ended December 31, 2015 and 2014, respectively.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of the Company’s common stock warrants.

Common Stock Warrants
Outstanding, January 1, 2013	178,159
Granted to lenders	52,695
Exercised	(88,462)
Expired	—
Outstanding, December 31, 2014	142,392
Outstanding, December 31, 2015	142,392

The weighted average exercise price of the outstanding warrants as of December 31, 2015 is $11.03.

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

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 217,391 to 652,174. The Company amended the 2009 Plan to increase the number of shares available for issuance to 869,565. As of December 31, 2015 and 2014, there were 553,105 and 581,842 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the 2014 Stock Option Plan of Heat Biologics, Inc. (the “2014 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 600,000 that would allow the Company to grant up to 1,100,000 awards, as amended.  Persons eligible to participate in the 2014 Plan include employees, directors, and consultants. Stock options granted under the 2014 Plan generally have terms of 10 years and have various vesting schedules.

As of December 31, 2015, there were 661,581 stock options outstanding under the 2014 Plan.

As of December 31, 2015, there are 453,297 stock options remaining available for grant under the Plans. The following table summarizes the components of the Company’s stock-based compensation included in net loss (in thousands):

	For the years ended
	December 31,
	2015	2014
Employee stock options	$924	$571
Non-employee stock options	571	495
Restricted stock awards	79	—
	$1,574	$1,066

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the years ended:

	December 31,
	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	72.4-107.6%	107 – 110%
Risk-free interest rate	1.69-2.27%	2.06 – 2.23%
Expected lives (years)	6.25 – 10	5.9 – 6.5

The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. The Company used an average historical stock price volatility based on an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms, as the Company had limited to no trading history for its common stock. Expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plans to do so in the future. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by ASC 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized $1.6 million and $1.1 million in stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively, for the Company’s stock option awards.

The following tables summarize the stock option activity for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,018,590	$5.04
Granted	393,375	$5.32
Exercised	(10,272)	$1.97
Forfeited	(187,007)	$6.53
Outstanding, December 31, 2015	1,214,686	$4.93

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $3.20 and $5.66, respectively.

The total fair value of stock options that vested during the year ended December 31, 2015 was approximately $2.9 million.

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding			Options Vested and Exercisable
Balance as of 12/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,214,686	7.40	$4.93	807,975	6.57	$4.44

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015, the unrecognized stock-based compensation expense related to unvested stock options was approximately $2.4 million that is expected to be recognized over a weighted average period of approximately 16.7 months.

10.

Income Tax

The components of income tax expense (benefit) attributable to continuing operations are as follows:

Years ended December 31,
	2015	2014

Current expense:
Federal	$—	$—
State	—	—

Deferred expense (benefit):
Federal	$—	$—
State	—	—

Total	$—	$—

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the 34% United States statutory income tax rate were as follows (in thousands):

	Years ended December 31,
	2015	2014

Federal income tax expense at statutory rate	$(7,182)	$(4,200)
Increase (reduction) in income tax resulting from:
State and local income taxes, net of federal benefit	(420)	(300)
Foreign rate differential	64	—
Non-deductible expenses	—	300
Prior-period true-up	(489)	(200)
Research & development credit	(171)	(500)
Stock-based compensation	194	100
Increase in valuation allowance	8,004	4,800
	$—	$—

The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carryforward	$15,758	$8,142
Research & development credit	982	961
Stock-based compensation	791	467
Other	101	34
Deferred tax assets	17,632	9,604

Deferred tax liabilities:
Property, plant and equipment, primarily due to differences in depreciation	(40)	(16)
Deferred tax liabilities:	(40)	(16)

Valuation allowance	(17,592)	(9,588)
Net deferred income taxes	$—	$—

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2015 and December 31, 2014, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized.  The valuation allowance was increased from $9.6 million at December 31, 2014 to $17.6 million at December 31, 2015.  The increase in valuation allowance was due primarily to the increase in net operating loss carryforwards.

At December 31, 2015, the Company has federal net operating loss carryforwards of approximately $42.1 million, which are available to offset future taxable income.  The federal net operating loss carryforwards begin to expire in 2029.  The Company has various state net operating loss carryforwards totaling approximately $39.2 million, which are available to offset future state taxable income.  State net operating losses begin to expire in 2029.  The Company has various foreign net operating loss carryforwards of approximately $1.4 million.  The foreign net operating loss carryforwards are carried forward indefinitely.  Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2015 and 2014, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2015 and 2014, the Company had no such accruals.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities for the tax years ended December 31, 2008 through 2014.

11.

Related Party Transactions

A member of the Company’s management was paid $0 and $28,000 in consulting fees for the years ended December 31, 2015 and 2014, respectively.

The Company compensates its board members. Board members received between $40,000 and $43,750 and between $32,000 and $37,000 for services rendered during 2015 and 2014, respectively.

The Company had a related party payable balance of $0 and $26,750 as of December 31, 2015 and 2014, respectively.

The Company had a related party receivable balance of $58,017 and $48,642 as of December 31, 2015 and 2014, respectively.

12.

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

For the years ended December 31, 2015 and 2014, all of the Company’s common stock options and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reconciles net loss to net loss applicable to Heat Biologics, Inc. (in thousands, except share and per share data):

	For the years ended December 31,
	2015	2014
Net loss	$(21,122)	$(12,243)
Net loss: Non-controlling interest	(827)	(454)
Net loss applicable to Heat Biologics, Inc.	$(20,295)	$(11,789)

Weighted-average number of common shares used in net loss per share applicable to Heat Biologics, Inc —basic and diluted	8,015,687	6,454,866
Net loss per share applicable to Heat Biologics, Inc —basic and diluted	$(2.53)	$(1.83)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the years ended December 31,
	2015	2014
Outstanding stock options	1,214,686	1,018,590
Common stock warrants	142,392	142,392

13.

Commitments and Contingencies

On January 24, 2014 the Company entered into a five-year lease for 5,303 square feet of office and laboratory space for monthly rent of $10,341 exclusive of payments required for maintenance of common areas and utilities. On September 30, 2014 the lease was amended to expand the premises by an additional 676 square feet for a total of 5,979 square feet at a monthly rent of $11,638. The Company believes that such facilities are adequate for our current operations, and that there are spaces available sufficient for any future expansion requirements should the need arise. Rent expense was $0.2 million and $0.1 million, for the years ended December 31, 2015 and 2014, respectively.  The Company’s approximate future minimum payments for its operating lease obligations that have initial remaining non-cancelable terms in excess of one year are as follows (in thousands):

Years ending December 31,

2016	$231
2017	238
2018	245
2019	193
Thereafter	—
Total	$907