Form 10-Q
period 2016-06-30
HEAT BIOLOGICS, INC.
filed 2016-08-15
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 12, 2016 there were 19,491,018 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

SIGNATURES	25

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat,” the “Company,” “we,” “us” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Current Assets
Cash and cash equivalents	$7,115,392	$4,939,955
Investments, held to maturity (net)	—	6,689,643
Prepaid expenses and other current assets	440,016	869,158
Total Current Assets	7,555,408	12,498,756

Property and Equipment, net	423,681	445,733

Other Assets
Restricted cash	100,039	101,151
Deposits	69,798	69,798
Related party receivable	85,017	58,017
Deferred financing costs	—	21,600
Total Other Assets	254,854	250,566

Total Assets	$8,233,943	$13,195,055

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$478,104	$1,980,676
Accrued expenses and other payables	1,080,176	1,846,907
Current portion of long term debt	3,133,958	3,133,958
Total Current Liabilities	4,692,238	6,961,541

Long Term Liabilities
Long term debt, net of discount and current portion	2,027,399	3,589,036
Other long term liabilities	396,765	149,748
Total Liabilities	7,116,402	10,700,325

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0002 par value; 50,000,000 shares authorized, 17,524,641 and 8,424,641 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	3,186	1,366
Additional paid in capital	54,981,269	48,566,451
Accumulated deficit	(51,915,528)	(44,430,703)
Accumulated other comprehensive loss	(113,158)	(86,584)
Total Stockholders’ Equity– Heat Biologics, Inc.	2,955,769	4,050,530
Non-Controlling Interest	(1,838,228)	(1,555,800)
Total Stockholders’ Equity	1,117,541	2,494,730

Total Liabilities and Stockholders’ Equity	$8,233,943	$13,195,055

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$454,907	$587,240	$955,080	$1,090,791
Clinical and regulatory	1,321,418	3,373,758	4,479,253	5,543,231
General and administrative	1,083,298	893,242	2,114,456	2,202,398
Total operating expenses	2,859,623	4,854,240	7,548,789	8,836,420

Loss from operations	(2,859,623)	(4,854,240)	(7,548,789)	(8,836,420)

Interest income	7,854	20,702	18,955	29,828
Other (expense) income, net	(57,166)	3,865	22,535	25,482
Interest expense	(123,832)	(73,075)	(259,954)	(148,505)
Total non-operating (expenses) income, net	(173,144)	(48,508)	(218,464)	(93,195)

Net loss	(3,032,767)	(4,902,748)	(7,767,253)	(8,929,615)
Net loss – non-controlling interest	(107,546)	(189,277)	(282,428)	(306,946)
Net loss attributable to Heat Biologics, Inc.	$(2,925,221)	$(4,713,471)	$(7,484,825)	$(8,622,669)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.17)	$(0.56)	$(0.56)	$(1.13)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	17,524,641	8,401,159	13,324,641	7,612,393

Other comprehensive loss:
Net loss	(3,032,767)	(4,902,748)	(7,767,253)	(8,929,615)
Unrealized gain/(loss) on foreign currency translation	49,233	(16,185)	(26,574)	(37,051)
Total other comprehensive loss	(2,983,534)	(4,918,933)	(7,793,827)	(8,966,666)
Comprehensive loss attributable to non-controlling interest	(107,546)	(189,277)	(282,428)	(306,946)
Comprehensive loss	$(2,875,988)	$(4,729,656)	$(7,511,399)	$(8,659,720)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2015	$1,366	$48,566,451	$(44,430,703)	$(86,584)	$(1,555,800)	$2,494,730
Public offering, 9,100,000 shares, net of underwriters’ discounts	1,820	6,285,430	—	—	—	6,287,250
Stock issuance costs	—	(212,368)	—	—	—	(212,368)
Stock-based compensation	—	341,756	—	—	—	341,756
Other comprehensive loss	—	—	—	(26,574)	—	(26,574)
Net loss	—	—	(7,484,825)	—	(282,428)	(7,767,253)
Balance at June 30, 2016	$3,186	$54,981,269	$(51,915,528)	$(113,158)	$(1,838,228)	$1,117,541

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(7,767,253)	$(8,929,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,553	53,937
Amortization of deferred financing costs and debt issuance costs	51,489	50,074
Amortization of held to maturity investment premium	32,733	59,882
Stock-based compensation	341,756	786,847
Increase (decrease) in cash arising from changes in assets and liabilities:
Prepaid expenses, restricted cash and other current assets	434,725	23,202
Deposits	—	(50,000)
Related party receivable	(27,000)	(9,375)
Accounts payable	(1,523,093)	(569,974)
Accrued expenses and other payables	(748,775)	362,523
Other long term liabilities	247,017	12,228
Net Cash Used in Operating Activities	(8,892,848)	(8,210,271)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	6,656,910	12,967,509
Purchases of short term investments	—	(10,241,275)
Purchase of property and equipment	(43,501)	(103,369)
Net Cash Provided by Investing Activities	6,613,409	2,622,865

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	6,287,250	11,400,870
Stock issuance costs	(190,768)	(302,461)
Proceeds from long term debt	—	2,242,575
Payments on long term debt	(1,613,125)	—
Net Cash Provided by Financing Activities	4,483,357	13,340,984

Effect of exchange rate changes on cash and cash equivalents	(28,481)	(16,487)

Net Increase in Cash and Cash Equivalents	2,175,437	7,737,091

Cash and Cash Equivalents – Beginning of Period	4,939,955	3,714,304

Cash and Cash Equivalents – End of Period	$7,115,392	$11,451,395

Supplemental Disclosure for Cash Flow Information
Interest paid	$208,465	$98,430

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

The consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016 (the “2015 Annual Report”).

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH and Heat Biologics Australia Pty Ltd. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates. The statement of operations accounts are translated at the average exchange rate during the period.  The effects of foreign currency translation adjustments are included in other comprehensive gain/(loss), which is a component of accumulated other comprehensive gain/(loss) in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2015 and June 30, 2016, the Company held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $51.9 million as of June 30, 2016 and a net loss of approximately $7.8 million for the six months ended June 30, 2016, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the audited financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. On April 1, 2016, the Company implemented a cost-savings plan and focused corporate strategy involving reductions in headcount as well as a deferral in a portion of annual base salaries for the Company’s leadership team to decrease operating costs. These cost-saving measures are intended to significantly reduce the Company’s cost structure and scale the organization appropriately for its current goals. The Company plans to direct its resources primarily to enable the completion of its Phase 2 clinical trial of HS-410 for the treatment of non-muscle invasive bladder cancer (NMIBC) and to advance the current eight patients enrolled in its Phase 1b trial evaluating HS-110 in combination with nivolumab, a Bristol-Myers Squibb PD-1 checkpoint inhibitor, for the treatment of non-small cell lung cancer (NSCLC). The Company has sufficient cash and cash equivalents to fund its clinical trials until the HS-410 Phase 2 data is released. If the Company is unable to obtain the necessary capital required to maintain operations, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2016, the FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, issued guidance to simplify the accounting for share-based payments. This new guidance (1) eliminates the ability to recognize excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”) and requires all such items be recognized as income tax expense or benefit; (2) eliminates the presentation of excess tax benefits in the financing section of the statement of cash flows and instead requires such items be recognized in the operating activities section of the statement. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

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

In January 2016, the FASB issued (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 revises Subtopic 835-30 to require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet.  The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The adoption of ASU 2015-03 on January 1, 2016 resulted in the reclassification of $17,364 and $22,707 from non-current assets to an offset to long-term debt as of June 30, 2016 and December 31, 2015, respectively.

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company held its debt securities until the securities reached their maturity dates and as of June 30, 2016 the Company no longer holds security debts. As of December 31, 2015 the Company held short term investments which consisted of short-term FDIC insured certificates of deposit, tri-party repurchase agreement (“repo”) collateralized by U.S. Treasuries and agencies and corporate notes and bonds rated A and above which were carried at amortized cost using the effective interest method.

The following table summarizes information about short term investments at June 30, 2016 and December 31, 2015, respectively:

	Amortized Cost	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2016
Certificates of deposit, tri-party repurchase agreement, corporate notes and bonds	$—	$—	$—

December 31, 2015
Certificates of deposit, tri-party repurchase agreement, corporate notes and bonds	$6,689,643	$(4,948)	$6,684,695

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015

Furniture and fixtures	$55,883	$55,883
Computers	36,467	40,545
Lab equipment	587,366	541,065

Total	679,716	637,493
Accumulated depreciation	(256,035)	(191,760)

Property and equipment, net	$423,681	$445,733

Depreciation expense was $65,553 and $53,937 for the six months ended June 30, 2016 and 2015, respectively.

5. Accrued Expenses and other payables

On April 1, 2016, the Board approved a cost-savings plan and focused corporate strategy involving reductions in headcount to decrease operating costs.  The Company has recorded $92,500 in accrued expenses for severance payments and expects to make the remaining payments to employees impacted by this workforce reduction in September 2016.

Accrued expenses and other payables consist of the following:

	June 30, 2016	December 31, 2015

Accrued clinical trial expenses	$785,921	$1,192,936
Compensation and related benefits	216,226	561,082
Deferred rent	48,029	52,889
Patent fees	30,000	40,000
	$1,080,176	$1,846,907

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

Total amortization expense for the debt issuance costs was $51,489 and $50,074 during the six months ended June 30, 2016 and 2015, respectively.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Notes Payable

Square 1 Bank Loan

In August 2014, the Company entered into a secured loan (the “Loan”) with Square 1 Bank, which loan is held by Pacific Western Bank as successor in interest by merger to Square 1 Bank (the “Bank”). The Loan provides the Company with a term loan in the aggregate principal amount not to exceed $7.5 million to be used to supplement working capital.  The Loan was available to the Company in four tranches:  $1.5 million was made available to the Company on August 22, 2014 (“Tranche 1 Loan”), $1.5 million was made available to the Company upon enrollment of the first patient in its Phase 2 clinical trial for HS-110 on December 30, 2014 (“Tranche 2 Loan”), $2.25 million was made available to the Company upon the initiation of the Phase 1b trial for lung cancer indication on June 30, 2015 (“Tranche 3 Loan”), and $2.25 million was made available to the Company upon the Bank’s receipt of evidence on December 30, 2015 of the full enrollment of our Phase 1/2 clinical trial for HS-410 (“Tranche 4 Loan”). At December 31, 2015, the Company had drawn down the entire $7.5 million available under the Loan.

The Loan accrues interest monthly at an interest rate of 3.05% plus the prime rate, or 6.30% per annum, whichever is greater. The Tranche 1 Loan was payable as interest-only until June 30, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 2 Loan was payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 3 Loan was payable as interest-only prior to October 31, 2015 and thereafter is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Tranche 4 Loan is payable in monthly installments of principal plus accrued interest until February 22, 2018. The Company has made $1.6 million and $0 in principal payments for the six month periods ended June 30, 2016 and 2015, respectively. The Company has made $208,466 and $98,430 in interest payments on the outstanding loan for the six-month periods ended June 30, 2016 and 2015, respectively. The agreement with the Bank sets forth various affirmative and negative covenants. The failure of the Company to comply with one or more of the covenants constitutes a default under the Loan. The covenants were amended in February 2016 to include the following: (i) the Company on or before September 30, 2016, having enrolled at least 18 patients in the Company’s DURGA (HS-110) clinical trial; (ii) the Company on or before December 31, 2016, having received favorable data readout from the Phase 2 randomized trial arms evaluating the Company’s HS-410 product; and (iii) after December 31, 2016, the Bank and the Company setting additional milestone covenants based upon a Board-approved plan of the Company sufficient to fund the operations necessary to achieve such milestones. The Loan also includes covenants regarding financial reporting, limits on the Company’s cash burn, incurrence of indebtedness, permitted investments, encumbrances, distributions, investments and mergers and acquisitions. The Loan is also secured by a security interest in all of the Company’s personal property, excluding its intellectual property. The Company is in compliance with the covenants of the Loan as of June 30, 2016.

8. Stock-Based Compensation

Restricted Stock

During the three and six month periods ended June 30, 2016, the Company recognized $1,634 and $2,917 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services. During the three and six month periods ended June 30, 2015, the Company recognized $23,700 and $90,000 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

In connection with the March 23, 2016 public offering, the Company issued 9,100,000 shares of common stock and warrants to purchase 6,825,000 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.75 of a share of common stock. The warrants have an exercise price of $1.00 per share and expire five years from the issuance date. The warrants have been accounted for as equity instruments. The fair value of the common stock warrants as of the issuance date was approximately $2,522,754.  In connection with our July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise. The warrants expire five years from the issuance date. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction. The warrants have an exercise price of $0.48 per share and expire 10 years from the issuance date. As of June 30, 2016, we have issued warrants to purchase 6,825,000 shares of common stock issuable at $1.00 per share; warrants to purchase 17,392 shares of common stock issuable at $0.48 per share and warrants to purchase 125,000 shares of common stock issuable at $12.50 per share. Subsequent to June 30, 2016, warrants for 1,966,377 shares of common stock issuable at $1.00 per share have been exercised. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	1,214,686	$4.93
Granted	433,839	$2.21
Forfeited	(232,522)	$4.01
Outstanding, June 30, 2016	1,416,003	$4.25

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2016 was $1.45. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for stock options granted during the six months ended June 30, 2016:

Dividend yield	0.0%
Expected volatility	73.74%
Risk-free interest rate	1.89%
Expected lives (years)	6.0

The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant with a term which is consistent with the expected life of the stock options. The Company used an average historical stock price volatility based on an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms, as the Company has limited trading history for its common stock. Expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plans to do so in the future.

The Company recognized $128,405 and $324,396 in share-based option compensation expense for the three months ended June 30, 2016 and 2015, respectively and $338,839 and $696,847 in share-based option compensation expense for the six months ended June 30, 2016 and 2015, respectively for the Company’s stock option awards.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding at June 30, 2016:

Options Outstanding			Options Vested and Exercisable
Balance as of 6/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,416,003	7.4	$4.25	939,747	6.4	$4.67

As of June 30, 2016, the unrecognized stock-based compensation expense related to unvested stock options was $1,627,076, which is expected to be recognized over a weighted average period of approximately 17.9 months.

Total stock-based compensation expense, including restricted stock and stock options was $130,039 and $348,026 for the three months ended June 30, 2016 and 2015, respectively and $341,756 and $786,847 for the six months ended June 30, 2016 and 2015, respectively.

9. Financing

Public Offering

On March 23, 2016, the Company closed the issuance and sale of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 6,825,000 shares of its common stock, at a combined public offering price of $0.75 per share and related warrant (the “Offering”). The warrants are exercisable immediately upon issuance, expire five years after the date of issuance and have an exercise price of $1.00 per share.  The net proceeds to the Company from the Offering were approximately $6.1 million after deducting underwriting discounts, commissions, and other third party offering expenses.    In connection with the Offering, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC and Aegis Capital Corp., as representatives (the “Representatives”) of the several underwriters (collectively, the “Underwriters”).  The Underwriting Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. Subsequent to June 30, 2016 we have raised approximately $2.0 million from the exercise of 1,966,377 warrants.

10. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss attributable to Heat Biologics, Inc. by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,032,767)	$(4,902,748)	$(7,767,253)	$(8,929,615)
Net loss: Non-controlling interest	(107,546)	(189,277)	(282,428)	(306,946)
Net loss attributable to Heat Biologics, Inc.	$(2,925,221)	$(4,713,471)	$(7,484,825)	$(8,622,669)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	17,524,641	8,401,159	13,324,641	7,612,393
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.17)	$(0.56)	$(0.56)	$(1.13)

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Six Months Ended June 30,
	2016	2015
Outstanding stock options	1,416,003	1,044,020
Common stock warrants	6,842,392	17,392
Underwriters warrants	125,000	125,000

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2016 and December 31, 2015, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of June 30, 2016 and December 31, 2015, the Company had no such accruals.

12. Subsequent Events

Subsequent to June 30, 2016 we have raised approximately $2.0 million through exercise of 1,966,377 warrants from our March 23, 2016 offering.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 18, 2016 (the “2015 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth below, under Part II, Item 1A. “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2015 Annual Report.

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

•

operate as a public company.

Our patent portfolio comprises of eighteen issued patents and eighteen pending patent applications. These patents and applications cover the United States, Europe, and Japan as well as several other countries having commercially significant markets.

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our preferred stock, our initial public offering in which we received gross proceeds of $27.0 million and net proceeds of $24.3 million, our March 16, 2015 public offering in which we received gross proceeds of $12.3 million and net proceeds to us of $11.1 million, our recent public offering that was completed on March 23, 2016 of 9,100,000 shares of our common stock and warrants to purchase up to an aggregate of 6,825,000 shares of its common stock at a combined price of $0.75 per share for gross proceeds of $6.8 million and net proceeds to us of $6.1 million, and our debt commitments.  As of June 30, 2016, we had an accumulated deficit of approximately $51.9 million. We had net losses of approximately $7.8 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively. Our stockholders’ equity as of June 30, 2016 was $1.1 million, approximately $1.4 million less than the $2.5 million minimum stockholders’ equity required by NASDAQ.  However, subsequent to June 30, 2016 we have raised approximately $2.0 million through exercise of 1,966,377 warrants from our March 23, 2016 offering.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.  To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our lead product candidate and, in April 2016, we implemented a cost-savings plan and focused corporate strategy involving reductions in headcount as well as a deferral in a portion of annual base salaries for our leadership team to decrease operating costs. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our lead product candidate. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We are conducting a Phase 1b clinical trial evaluating HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb PD-1 checkpoint inhibitor, to treat patients with NSCLC.  The multicenter, open label trial is expected to initially enroll 18 patients and is designed to accommodate cohort expansion up to 30 patients in total.  Our intent is to advance the current eight patients enrolled in the Phase 1b clinical trial with the proceeds from our March 2016 public offering and to continue to enroll patients in this trial only if additional funding becomes available.  The purpose of the trial is to evaluate the safety and efficacy of HS-110 in combination with nivolumab, an FDA approved anti-PD-1 checkpoint inhibitor, in patients with NSCLC whose cancers have progressed after first-line therapy. Primary and secondary trial endpoints include safety and tolerability, immune response, overall response rate and progression-free survival.  Top-line objective response rate and 6-month progression free survival (PFS) data are expected by the end of 2016 for these first eight patients.

In June 2016, we reported interim study findings suggesting that the addition of HS-110 to nivolumab does not significantly alter the nivolumab safety profile to-date.  In addition, case studies of three trial patients (one non-responder and two responders) have been characterized.  While all three patients showed a decrease in immune cell PD-1 expression, which is consistent with nivolumab’s mechanism of action, both responders also showed a decrease in immunosuppressor cells, as well as increases in activated effector T cells in the peripheral blood.  Furthermore, the two responders showed an increase in CD8+ T cells in biopsy samples after treatment with the HS-110/nivolumab combination.  ELISPOT analysis of patient blood samples demonstrated induction of antigen-specific immune responses to both total vaccine antigen and individual shared tumor antigens in both responding patients, but not the clinical non-responder.  Finally, these responding patients also had low-grade injection site reactions in addition to rash, which the non-responder did not, suggesting their clinical and immune responses may be attributed to the HS-110 vaccine.

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

We have elected to follow the extended transition period guidance provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. We will disclose the date on which adoption of such standards is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standards.

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Stock-based compensation;

•

Clinical and regulatory costs; and

•

Research and development costs.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2016 and 2015

Research and development expense.  Research and development expense decreased by 23% to $454,907 for the quarter ended June 30, 2016 compared to $587,240 for the quarter ended June 30, 2015. The $132,333 decrease is attributable to a $99,807 reduction in non-cash stock compensation expense primarily due to equity grants awarded to one of our Scientific Advisory Board members in 2015, $29,264 decrease in compensation costs, and the remaining decrease of $3,262 is attributable to changes in various other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense decreased 61% to $1,321,418 for the quarter ended June 30, 2016 compared to $3,373,758 for the quarter ended June 30, 2015. The $2,052,340 decrease is primarily attributable to a $1,963,089 decrease in clinical trial execution costs as we have focused our resources primarily to enable the completion of our Phase 2 clinical trial of HS-410 for the treatment of NMIBC and to advance the current eight patients enrolled in our Phase 1b trial evaluation of HS-110 in combination with nivolumab, a Bristol-Myers Squibb PD-1 checkpoint inhibitor, for the treatment of NSCLC. The remaining decrease of $89,251 is attributable to a $137,285 decrease in marketing expense for patient enrollment offset by a $48,034 increase related to personnel and other costs.

General and administrative expense.  General and administrative expense increased 21% to $1,083,298 for the quarter ended June 30, 2016 compared to $893,242 for the quarter ended June 30, 2015. The $190,056 increase is attributable to a $125,364 increase in personnel-related costs due to separation expense of two of our former executive officers, $29,433 increase in professional fees largely from additional legal and consulting fees, $27,716 increase in facilities and operating expenses and $7,543 increase in travel and related fees.

Interest income.  Interest income was $7,854 for the quarter ended June 30, 2016 compared to $20,702 for the quarter ended June 30, 2015. The decrease of $12,848 is de minimis.

Other (expense) income. Other expense decreased to $(57,166) for the quarter ended June 30, 2016 from income of $3,865 for the quarter ended June 30, 2015. The decrease is primarily related to foreign exchange rates related to the Australian dollar.

Interest expense.  Interest expense was $123,832 for the quarter ended June 30, 2016 compared to $73,075 for the quarter ended June 30, 2015. As of June 30, 2015 we had drawn down three of four Tranche Loans for $5.3 million and at the end of 2015 we had drawn down all four Tranche Loans for a total of $7.5 million.

Workforce reduction.  In April 2016, we implemented a cost-savings plan involving a reduction of approximately 22% of the Company’s headcount to decrease operating costs. The workforce reduction is related to our plan to improve operational efficiencies and other cost-cutting measures. We recorded total charges for severance, related benefits and other costs of approximately $271,338 during the second quarter of 2016.

Comparison of the Six Months ended June 30, 2016 and 2015

Research and development expense.  Research and development expense decreased by 12% to $955,080 for the six month period ended June 30, 2016 compared to $1,090,791 for the six month period ended June 30, 2015. The $135,711 decrease was attributable to reductions in patent, license and other professional fees of $151,943 primarily associated with our decision to no longer pursue a certain technology and $37,300 decrease in compensation costs attributable to deferral in salary as part of our cost-savings plan.  These decreases are offset by increases of $38,418 in supplies and facilities costs as we bring more research and development capabilities in-house, $10,391 in depreciation related to the build-out of the lab facility and $4,723 in travel and other expenses.

Clinical and regulatory expense.  Clinical and regulatory expense decreased 19% to $4,479,253 for the six month period ended June 30, 2016 compared to $5,543,231 for the six month period ended June 30, 2015. The $1,063,978 decrease is attributable to decreases in clinical trial execution costs of $1,244,720 as we have focused our resources primarily to enable the completion of its Phase 2 clinical trial of HS-410 for the treatment of NMIBC and to advance the current eight patients enrolled in its Phase 1b trial evaluation of HS-110 in combination with nivolumab, a Bristol-Myers Squibb PD-1 checkpoint inhibitor, for the treatment of NSCLC, a $237,951 decrease in professional services related to marketing expense for patient enrollment, offset by increases of $297,011 in personnel and $121,682 in supplies and associated costs during the first three months of 2016 to support our clinical trials and manufacturing efforts.

General and administrative expense.  General and administrative expense decreased 4% to $2,114,456 for the six month period ended June 30, 2016 compared to $2,202,398 for the six month period ended June 30, 2015. The $87,942 decrease is primarily related to a decrease of $106,139 related to decreases in professional services as we bring more services in-house offset by $18,197 increase to changes in various other expenses.

Interest income.  Interest income was $18,955 for the six month period ended June 30, 2016 compared to $29,828 for the six month period ended June 30, 2015. The decrease of $10,873 is de minimis.

Other income (expense). Other income decreased to $22,535 for the six month period ended June 30, 2016 from $25,482 for the six month period ended June 30, 2015. Other income is primarily related to the reimbursement of taxes expensed during the previous six month period associated with clinical trial execution in Australia and foreign exchange rates related to the Australian dollar.

Interest expense.  Interest expense increased by 75% to $ 259,954 for the six month period ended June 30, 2016 compared to $148,505 for the six month period ended June 30, 2015. During the first six month period of 2015 we had drawn down three of four Tranche Loans for $5.3 million and at the end of 2015 we had drawn down all four Tranche Loans for a total of $7.5 million.

Workforce reduction.  In April 2016, we implemented a cost-savings plan involving a reduction of approximately 22% of the Company’s headcount to decrease operating costs. The workforce reduction is related to our plan to improve operational efficiencies and leverage cost-cutting measures. We recorded total charges for severance, related benefits and other costs of approximately $271,338 during the second quarter of 2016.

Comparison of the Balance Sheet at June 30, 2016 and December 31, 2015

Investments, held to maturity (net). Investments held to maturity (net) decreased to $0 as of June 30, 2016 compared to $6,689,643 as of December 31, 2015. The Company no longer holds debt securities as investments.

Prepaid expenses and other current assets.  Prepaid expenses and other current assets were $440,016 as of June 30, 2016 compared to $869,158 as of December 31, 2015. The decrease of $429,142 was primarily due to the reduction in the amount paid in advance to our clinical research organizations (CRO) as we progress our clinical trial studies for HS-410 and HS-110.

Accounts Payable.  Accounts payable was $478,104 as of June 30, 2016 compared to $1,980,676 as of December 31, 2015. The decrease of $1,502,572 was primarily related to payments to one of our drug manufacturers and two of our clinical trial investigator sites in 2016.

Accrued Expenses and Other Payables. Accrued expenses were $1,080,176 as of June 30, 2016 compared to $1,846,907 as of December 31, 2015. The decrease of $766,731 was primarily related to a decrease during 2016 of our investigator sites as we closed patient enrollment and our 2015 employee bonuses which were accrued at December 31, 2015 but subsequently paid in January 2016.

Long Term Debt, net of discount deferred/financing.  Long term debt was $2,027,399 as of June 30, 2016 compared to $3,589,036 as of December 31, 2015. The decrease of $1,561,637 is due to $1,613,125 in principal payments offset by $51,488 in debt discount and deferred financing costs, amortized to expense.

Foreign currency translation. The foreign currency translation adjustment included in accumulated other comprehensive loss was $26,574 for the six month period ended June 30, 2016 compared to $37,051 for the six month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

To date, we have not generated any significant revenues. Since our inception in June 2008, we have financed our operations principally through private placements, our July 2013 initial public offering, our March 2015 public offering, our March 2016 public offering, and debt commitments. The total gross proceeds from the March 2016 public offering was $6.8 million, before the underwriting discount and other offering expenses payable by us. The net proceeds to us were approximately $6.1 million. Subsequent to June 30, 2016 we have raised approximately $2.0 million from the exercise of 1,966,377 warrants. Although we believe our existing cash and cash equivalents will be sufficient to fund our clinical trials until the HS-410 Phase 2 data is released, we believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We intend to spend substantial amounts on research and development and clinical and regulatory activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. Most recently, the Company’s leadership team elected to suspend a proposed public offering of shares of the Company’s common stock, which offering was announced on July 21, 2016, to explore alternative options presented to the Company.  The Company has now determined to terminate such offering. If we are unable to obtain the necessary capital, we will scale back our operations, license or sell our assets, seek to be acquired by another entity and/or cease operations. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our lead product candidate and, in April 2016, we implemented a cost-savings plan and focused corporate strategy involving reductions in headcount as well as a deferral in a portion of annual base salaries for our leadership team to decrease operating costs. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our lead product candidate.  As of June 30, 2016, we had $7.1 million in cash and cash equivalents.

Our cash and cash equivalents are currently held in an interest-bearing checking and money market account.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities for the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015 is due to an increase in clinical and regulatory expenses as we advance our clinical trials. Additionally, there was an increase in other operational costs primarily associated with increases in headcount in all departments during the first three months of 2016.

Investing activities.  Cash provided by investing activities for the six month periods ended June 30, 2016 and 2015 was primarily from proceeds from maturities of various short-term investments offset by the purchase of property and equipment.

Financing activities.  Cash provided by financing activities during the six month period ended June 30, 2016 was primarily from the March 2016 public offering which generated proceeds, net of underwriting discount and stock issuance cost of approximately $6.1 million. Cash provided by financing activities during the six month period ended June 30, 2015 was primarily from the March 2015 public offering and exercise of the over-allotment option which generated proceeds, net of underwriting discount and stock issuance cost of approximately $11.1 million, as well as $2.2 million in proceeds from Tranche 3 of the Loan.

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

CONTRACTUAL OBLIGATIONS

On July 26, 2016, we entered into an amendment to our license agreement that we originally entered into with the University of Miami in July 2008 pursuant to which we amended our milestone payments and agreed to pay $500,000 upon approval of an NDA for a lung cancer vaccine that is covered by the patents. The amendment is filed as part of this report, see Exhibit 10.1.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016 our Principal Executive Officer and Principal Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the six months ended June 30, 2016, our operating activities used net cash of approximately $8.9 million and as of June 30, 2016 our cash and cash equivalents were approximately $7.1 million. During the year ended December 31, 2015, our operating activities used net cash of approximately $17.4 million and as of December 31, 2015 our cash and cash equivalents and short term investments were approximately $11.6 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2016, our accumulated deficit totaled approximately $51.9 million and as of December 31, 2015, our accumulated deficit totaled approximately $44.4 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents together with the offering proceeds will allow us to complete the Phase 2 clinical trial for HS-410 and continue to treat the current eight patients enrolled in the Phase 1b clinical trial for HS-110. The continued enrollment of additional patients in our Phase 1b trial evaluating HS-110 in combination with nivolumab, a Bristol-Myers Squibb PD-1 checkpoint inhibitor, will be dependent upon us raising additional funding.  Our primary focus is to complete the Phase 2 trial of HS-410 for the treatment of NMIBC, making our business and operating results largely dependent on our efforts to complete this Phase 2 trial. As such, if the Phase 2 trial of HS-410 for the treatment of NMIBC was not successful, it would have an immediate material adverse effect on our business, operating results and financial condition.

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the six months ended June 30, 2016 and June 30, 2015, we incurred a net loss of $7.8 million and $8.9 million, respectively.  For the years ended December 31, 2015 and December 31, 2014, we incurred a net loss of $21.1 million and $12.2 million, respectively. We have an accumulated deficit of $51.9 million through June 30, 2016. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale, that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

In 2009, we adopted a 2009 Stock Option and Restricted Stock Plan (the “2009 Plan”). In 2014, we adopted a 2014 Stock Incentive Plan (the “2014 Plan”) and in 2015 and 2016 we increased the number of shares of common stock that we have authority to grant under the 2014 Plan. As of August 12, 2016, awards for 2,252,512 shares of common stock have been granted under the 2009 Plan and the 2014 Plan and there were 401,363 shares of common stock remaining available for grant under these plans. In addition, as of August 12, 2016, we have 17,392 shares issuable upon exercise of warrants granted to third parties in connection with prior private placements of our equity securities and debt 4,858,623 shares of common stock issuable upon exercise of warrants granted to third parties in connection with our recent public offering and 125,000 shares of common stock issuable at $12.50 per share upon exercise of warrants issued to the underwriters in connection with our initial public offering. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

As of August 12, 2016, we had 19,491,018 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our shares of common stock are currently listed on The NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The NASDAQ Capital Market may take steps to de-list our common stock. Any de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. On May 2, 2016, we received written notice from the Listing Qualifications Department of NASDAQ Stock Market LLC (“NASDAQ”) notifying us that for the preceding 30 consecutive business days (March 18, 2016 through April 29, 2016), our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by NASDAQ Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock which will continue to trade on The NASDAQ Capital Market under the symbol “HTBX.” Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case NASDAQ will notify us of our compliance and the matter will be closed.  From August 2, 2016 through August 15, 2016, our common stock maintained the minimum closing bid price of $1.00 per share and therefore we have regained compliance with the Minimum Bid Price Requirement.  However, there can be no assurance that we will be able to continue to maintain compliance with the Minimum Bid Price Requirement if we should in the future fail to be compliant.

In addition, on February 22, 2016, we received a deficiency letter from the NASDAQ indicating that as of December 31, 2015 our stockholders’ equity of $2,495,000 did not meet the $2,500,000 minimum required to maintain continued listing. Although the proceeds of our March 2016 offering satisfied the continued listing requirements of the NASDAQ with respect to stockholders’ equity, there can be no assurance that we will continue to satisfy such requirements. For example, although we have raised approximately $2.0 million subsequent to June 30, 2016, for the fiscal quarter ended June 30, 2016, our stockholders’ equity as of June 30, 2016 was approximately $1,100,000 and therefore we did not meet the $2,500,000 minimum stockholders’ equity required by NASDAQ as of June 30, 2016. There can be no guarantee that we can raise sufficient proceeds from potential equity offerings and other sources, such as the exercise for cash of previously issued warrants, in order to enable us to comply with the stockholders’ equity requirements for continued listing on NASDAQ.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

Indemnification Agreements

We have entered into separate indemnification agreements with each of our directors and executive officers, which may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements may require us, among other things, to indemnify our directors and executive officers for certain expenses, including attorneys' fees, expenses, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his or her service as one of our directors or executive officers or any other company or enterprise to which such person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

This description of our indemnification agreements is qualified in its entirety by reference to such document, the form of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Proposed Public Offering

As previously announced, the Company’s leadership team elected to suspend a proposed public offering of shares of the Company’s common stock, which offering was announced on July 21, 2016.  The Company elected to suspend this offering in order to explore alternative options presented to the Company.  The Company has now determined to terminate such offering.

ITEM 6.

EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEAT BIOLOGICS, INC.

Date: August 15, 2016	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: August 15, 2016	By:	/s/ Ann A. Rosar
Ann A. Rosar
Vice President of Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment to License Agreement (UM97-14) between the University of Miami and Heat Biologics, Inc. effective July 26, 2016
10.2*	Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

Filed herewith.