Form 10-Q
period 2017-03-31
HEAT BIOLOGICS, INC.
filed 2017-05-11
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)		Emerging growth company	☑

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 5, 2017 there were 35,619,846 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

SIGNATURES	20

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Current Assets
Cash and cash equivalents	$11,129,932	$7,842,667
Accounts receivable	2,008	82,305
Prepaid expenses and other current assets	279,892	338,049
Total Current Assets	11,411,832	8,263,021

Property and Equipment, net	332,034	359,592

Other Assets
Restricted cash	101,176	101,171
Deposits	69,798	69,798
Related party receivable	103,017	103,017
Total Other Assets	273,991	273,986

Total Assets	$12,017,857	$8,896,599

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$734,306	$290,058
Accrued expenses and other liabilities	754,219	1,305,173
Total Current Liabilities	1,488,525	1,595,231

Long Term Liabilities
Other long term liabilities	421,514	461,434
Total Liabilities	1,910,039	2,056,665

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 34,288,790 and 26,204,390 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	6,539	4,926
Additional paid-in capital	72,441,915	65,868,541
Accumulated deficit	(60,194,592)	(57,004,655)
Accumulated other comprehensive loss	(138,606)	(72,231)
Total Stockholders’ Equity– Heat Biologics, Inc.	12,115,256	8,796,581
Non-Controlling Interest	(2,007,438)	(1,956,647)
Total Stockholders’ Equity	10,107,818	6,839,934

Total Liabilities and Stockholders’ Equity	$12,017,857	$8,896,599

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, March 31,
	2017	2016

Revenue:
Licensing Revenue	$24,240	$—
Operating expenses:
Research and development	1,812,901	3,658,008
General and administrative	1,527,015	1,031,158
Total operating expenses	3,339,916	4,689,166

Loss from operations	(3,315,676)	(4,689,166)

Non-operating income (expenses)
Interest income	5,221	11,101
Other income, net	69,727	79,701
Interest expense	—	(136,122)
Total non-operating income (expenses), net	74,948	(45,320)

Net loss	(3,240,728)	(4,734,486)
Net loss – non-controlling interest	(50,791)	(174,883)
Net loss attributable to Heat Biologics, Inc.	$(3,189,937)	$(4,559,603)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.12)	$(0.50)

Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	26,957,620	9,124,641

Other comprehensive loss:
Net loss	(3,240,728)	(4,734,486)
Unrealized loss on foreign currency translation	(66,375)	(75,807)
Total other comprehensive loss	(3,307,103)	(4,810,293)
Comprehensive loss attributable to non-controlling interest	(50,791)	(174,883)
Comprehensive loss	$(3,256,312)	$(4,635,410)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2016	$4,926	$65,868,541	$(57,004,655)	$(72,231)	$(1,956,647)	$6,839,934
Public offering, 5,750,000 shares, net of underwriters discounts	1,150	4,181,850	—	—	—	4,183,000
Issuance of common stock, 2,196,727 shares	439	2,357,040	—	—	—	2,357,479
Stock issuance costs	—	(214,237)	—	—	—	(214,237)
Stock-based compensation	24	248,721	—	—	—	248,745
Other comprehensive loss	—	—	—	(66,375)	—	(66,375)
Net loss	—	—	(3,189,937)	—	(50,791)	(3,240,728)
Balance at March 31, 2017	$6,539	$72,441,915	$(60,194,592)	$(138,606)	$(2,007,438)	$10,107,818

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(3,240,728)	$(4,734,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,113	32,361
Amortization of deferred financing costs and debt issuance costs	—	25,740
Amortization of held to maturity investment premium	—	28,009
Stock-based compensation	248,745	211,717
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	80,555
Prepaid expenses, restricted cash and other current assets	61,606	231,553
Accounts payable	442,007	(494,277)
Accrued expenses and other liabilities	(551,369)	(352,563)
Other long term liabilities	(39,920)	109,420
Net Cash Used in Operating Activities	(2,965,991)	(4,942,526)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	—	4,801,837
Purchase of property and equipment	(5,555)	(30,995)
Net Cash (Used in) Provided by Investing Activities	(5,555)	4,770,842

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	4,183,000	6,287,250
Proceeds from the issuance of common stock, net of commissions	2,357,479	—
Stock issuance costs	(214,237)	(190,768)
Payments on long term debt	—	(806,562)
Net Cash Provided by Financing Activities	6,326,242	5,289,920

Effect of exchange rate changes on cash and cash equivalents	(67,431)	(82,501)

Net Increase in Cash and Cash Equivalents	3,287,265	5,035,735

Cash and Cash Equivalents – Beginning of Period	7,842,667	4,939,955

Cash and Cash Equivalents – End of Period	$11,129,932	$9,975,690

Supplemental Disclosure for Cash Flow Information
Interest paid	$—	$110,377

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

The consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “2016 Annual Report”).

The accompanying consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., and Zolovax Inc. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period.  The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2016 and March 31, 2017, Heat held a 92.5% controlling interest in Heat I and accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $60.2 million as of March 31, 2017 and a net loss of approximately $3.2 million for the quarter ended March 31, 2017, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings (including through the “at-the-market” Issuance Sales Agreement (the “FBR Sales Agreement”) that it entered into with FBR Capital Markets & Co. (“FBR”) in August 2016, debt financings, partnerships, collaborations and other funding transactions. There can be no assurance that the Company will be able to meet the requirements for use of the FBR Sales Agreement or to complete any such transactions on acceptable terms or otherwise. In March 2017, the Company entered into a stock purchase agreement with Pelican Therapeutics, Inc. (“Pelican”) a related party, to acquire an 80% controlling interest in Pelican. On April 28, 2017 the acquisition was completed. Pelican has been awarded a $15.2 million grant to fund preclinical and some clinical activities from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT grant is subject to customary CPRIT funding conditions. The Company believes the acquisition aligns its strategic focus and strengthens its position in the T cell activation arena.  If the Company is unable to obtain the necessary capital required to maintain operations, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the Company's Form 10-K, and have not changed significantly since such filing.

Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit to the Company’s income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as financing activities. The Company has elected to continue to account for forfeitures when they occur. The adoption of ASU 2016-09 did not have a material impact to the Company’s consolidated financial statements.

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

2. Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, related party receivable, accounts payable and accrued expenses and other payables approximate fair value due to their short maturities.

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

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016

Furniture and fixtures	$55,883	$55,883
Computers	36,217	38,903
Lab equipment	594,721	587,366

Total	686,821	682,152
Accumulated depreciation	(354,787)	(322,560)

Property and equipment, net	$332,034	$359,592

Depreciation expense was $33,113 and $32,361 for the three months ended March 31, 2017 and 2016, respectively.

4. Accrued Expenses and other payables

Accrued expenses and other payables consist of the following:

	March 31, 2017	December 31, 2016

Accrued clinical trial expenses	$633,419	$580,218
Compensation and related benefits	36,926	642,532
Deferred rent	38,874	42,423
Patent fees	45,000	40,000
	$754,219	$1,305,173

5. Stock-Based Compensation

Common Stock Warrants

In connection with the March 23, 2016 public offering the Company issued warrants to purchase 6,825,000 shares of common stock with an exercise price of $1.00 per share and expire five years from the issuance date. In connection with our July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise and expire five years from the issuance date. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction. The warrants have an exercise price of $0.48 per share and expire ten years from the issuance date. During the three months ended March 31, 2017 and 2016 no warrants were exercised. As of March 31, 2017 the Company has outstanding warrants to purchase 2,961,571 shares of common stock issuable at $1.00 per share; warrants to purchase 125,000 shares of common stock issuable at $12.50 per share; and warrants to purchase 17,392 shares of common stock issuable at $0.48 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	1,136,753	$3.93
Granted	1,032,000	$0.87
Forfeited	(14,688)	$5.53
Outstanding, March 31, 2017	2,154,065	$2.45

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017 was $0.60. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for stock options granted during the three months ended March 31, 2017:

Dividend yield	0.0%
Expected volatility	76.35%
Risk-free interest rate	1.93%
Expected lives (years)	6.25

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

The Company recognized $121,725 and $210,434 in stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively for the Company’s stock option awards.

The following table summarizes information about stock options outstanding at March 31, 2017:

Options Outstanding			Options Vested and Exercisable
Balance as of 3/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,154,065	8.6	$2.45	803,403	7.1	$4.42

As of March 31, 2017, the unrecognized stock-based compensation expense related to unvested stock options was $1,646,338, which is expected to be recognized over a weighted average period of approximately 18.4 months.

Restricted Stock

The Company recognized $116,520 and $0 in stock-based compensation expense for employees related to restricted stock awards during the three months ended March 31, 2017 and 2016, respectively. The Company recognized $10,500 and $1,283 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 there were 503,500 restricted stock awards granted to employees, of which 377,625 were unvested.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total stock-based compensation expense, including restricted stock and stock options was $248,745 and $211,717 for the three months ended March 31, 2017 and 2016, respectively.

6. Financing

The Company may sell shares of its common stock through FBR by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of shares of common stock are made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-199274) filed with the U.S. Securities and Exchange Commission (“SEC”), the base prospectus, dated October 23, 2014, filed as part of such registration statement and the prospectus supplement, dated August 15, 2016. FBR is entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the sales agreement. Beginning in August 2016 and through December 31, 2016, the Company sold 4,791,377 shares of common stock under the FBR Sales Agreement resulting in net proceeds of approximately $6.8 million. As of March 31, 2017, the Company has sold an additional 2,196,727 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $2.2 million after FBR’s commission and other expenses.

Public Offering

On March 28, 2017, the Company sold pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) that it entered into on March 23, 2017 with Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein (the “Underwriters”), 5,000,000 shares of the Company’s common stock, and 750,000 additional shares of the common stock to cover over-allotments at an offering price of $0.80 per share (the “Offering”). The net proceeds to the Company from the Offering were approximately $4.1 million, after deducting underwriting discounts, commissions, and other third party offering expenses. The Underwriting Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions.

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

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,240,728)	$(4,734,486)
Net loss: Non-controlling interest	(50,791)	(174,883)
Net loss attributable to Heat Biologics, Inc.	$(3,189,937)	$(4,559,603)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	26,957,620	9,124,641
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.12)	$(0.50)

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Three Months Ended March 31,
	2017	2016
Outstanding stock options	2,154,065	1,574,484
Outstanding restricted stock units	125,875	—
Outstanding common stock warrants	3,103,963	6,967,382

8. Income Tax

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2017 and December 31, 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2017 and December 31, 2016, the Company had no such accruals.

9. Subsequent Events

Acquisitions

On March 7, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pelican Therapeutics, Inc., a related party, and certain stockholders in Pelican (the “Majority Pelican Stockholders”) to purchase outstanding capital stock of Pelican (the “Acquisition”). Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. Under the Purchase Agreement, it was a condition to closing that holders of at least 80% of the outstanding capital stock of Pelican on a fully diluted basis participate in the Acquisition. On April 28, 2017 the acquisition was completed in which Heat acquired 80% of Pelican common stock.

Settlement

On April 11, 2017, the Company entered into a settlement agreement and mutual release with a former independent consultant. In agreeing to the settlement, the Company agreed to pay $290,000 to resolve the matter in which the Company paid in full as of May 1, 2017.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 31, 2017 (the “2016 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

We are an immuno-oncology company developing novel therapies designed to activate a patient’s immune system against cancer.  We have generated highly specific T cell-stimulating therapeutic vaccine platform technologies, ImPACT® (Immune Pan-Antigen Cytotoxic Therapy) and ComPACT™ (Combination Pan-Antigen Cytotoxic Therapy).  Our platform technologies address two synergistic mechanisms of action: activation and proliferation of CD8+ T cells, or “killer” T cells; and T cell co-stimulation.  Most recently, we have also acquired two T cell costimulators through the acquisition of Pelican Therapeutics Inc. (“Pelican”), which serve to broaden our pipeline and potentially enhance durability of responses.  We believe the use of these technologies in combination with other immunotherapies has the potential to dramatically improve patient outcomes.

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

Our ComPACT™ platform technology enables us to combine a pan-antigen T cell activating vaccine and a T cell co-stimulator in a single product, offering the potential benefits of combination immunotherapy without the need for multiple independent biologic products.  Using ComPACT™, we have engineered new product candidates that incorporate various ligand fusion proteins targeting co-stimulatory receptors (OX40, ICOS, GITR, TL1A, etc.) into the gp96-Ig expression vector, resulting in a single product candidate that includes both a pan-antigen T cell priming vaccine and a T cell co-stimulator.

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

On April 28, 2017, we completed the acquisition of 80% of Pelican’s common stock. Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. Pelican has been awarded a $15.2 million grant to fund preclinical and some clinical activities from the CPRIT. The CPRIT grant is subject to customary CPRIT funding conditions.

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

We are conducting a Phase 2 clinical trial evaluating HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD-1 checkpoint inhibitor, to treat patients with NSCLC. The multicenter, open-label trial was initially expected to enroll 18 patients evaluable for baseline biopsy and was designed to accommodate cohort expansion up to 30 patients per arm (approximately 60 patients).  In March 2017, we expanded this trial from a Phase 1b clinical trial to a Phase 2 clinical trial after the Data Monitoring Committee concluded that the positive safety profile, mechanistic evidence and encouraging signs of synergistic efficacy warranted expansion to a Phase 2 and our announcement that five out of 15 patients treated with the HS-110/nivolumab combination had 20% or greater tumor reduction. Patients with increased levels of TIL at 10 weeks appeared to have a durable benefit, with six out of eight of these patients (75%) alive at the one-year follow-up point. The purpose of the trial is to evaluate the safety and efficacy of HS-110 in combination with nivolumab, an FDA approved anti-PD-1 checkpoint inhibitor, in patients with NSCLC whose cancers have progressed after first-line therapy. Primary and secondary trial endpoints include safety and tolerability, immune response, overall response rate and progression-free survival.  Trial enrollment is currently ongoing.

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

Heat also conducted a Phase 2 randomized, controlled trial using HS-110 in combination with cyclophosphamide versus chemotherapy alone in third-line and fourth-line NSCLC patients.  This trial, which enrolled 66 of 123 patients, was discontinued in 2015 to allow Heat to instead focus on combinations with checkpoint inhibitors. Data from the Phase 2 clinical trial continues to accrue and is expected to be reported in 2017.

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

We conducted a Phase 2 trial evaluating HS-410 alone or in combination with intravesical standard of care, Bacillus Calmette-Guérin (BCG), for the treatment of high-risk NMIBC.  Our Phase 2 trial examined safety, tolerability, immune response and preliminary clinical activity of HS-410. The primary endpoint was one-year disease free survival.

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

As a result of encouraging data from our interim results for the Phase 2 trial evaluating HS-110 in combination with Bristol-Myers Squibb’s anti-PD-1 checkpoint inhibitor, nivolumab (Opdivo®) for the treatment of non-small cell lung cancer (NSCLC) and our recent acquisition of Pelican, we are discontinuing programs where we do not see an opportunity to immediately combine with checkpoints, such as our non-muscle invasive bladder cancer program, and will instead reallocate those resources to fund current and future checkpoint and T cell co-stimulator combination programs.

Additional Indications

We continue to evaluate other potential indications for our ImPACT® and ComPACT™ platform technologies.  Specifically, using ComPACT™, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy for non-small cell lung cancer (HS-120).  Our decision to further pursue these product candidates or any additional product candidates other than our lead product candidate will be based in part upon available funding and partnering opportunities.

In April 2017, we announced new preclinical data from our collaboration with OncoSec, Researchers combined intratumoral electroporation of ComPACT™ DNA (expressing Gp96-Ig and FC-OX40L) directly into a tumor, with cell-based ComPACT™ vaccination, to explore the effects of an intratumoral plus vaccination approach in a preclinical mouse model of melanoma. Results confirmed that this combination approach led to increased antigen-specific CD8+ T cells, enhanced anti-tumor response and improved overall survival compared to individual treatments. These findings provide initial proof-of-principle and warrant further investigation.

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

On April 28, 2017, we consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of ours.  Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, we paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $500,000 (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 1,331,056 shares of our restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Cash Consideration will be reduced by the amount by which certain of Pelican’s accrued liabilities are not satisfied for less than $250,000.  The Cash Consideration and Stock Consideration are being held in escrow for a period of up to six months to secure certain indemnification and other obligations of Pelican and the Participating Pelican Stockholders in connection with the acquisition.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Stock-based compensation; and

•

Research and development costs, including clinical and regulatory cost

RESULTS OF OPERATIONS

Three Months ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

For the quarter ended March 31, 2017, we recognized $24,240 in research funding revenue pursuant to our exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which Shattuck acquired the rights to take over the research and development of certain preclinical assets. This revenue was for research and development services, which include labor and supplies, provided to Shattuck.  The research funding agreement ended January 31, 2017. There was no revenue for the quarter ended March 31, 2016. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses decreased by 50% to approximately $1.9 million for the quarter ended March 31, 2017 compared to $3.7 million for the quarter ended March 31, 2016 as we progress through our two NMIBC and NSCLC trials. The $1.8 million decrease consists of the following:

	Three Months Ended,
	March 31,
	2017	2016
Programs
HS-410	$347	$1,514
HS-110	377	675
HS-120	9	220
Other programs	31	4
Unallocated research and development expenses	1,049	1,245
	$1,813	$3,658

•

HS-410 expense decreased $1.2 million due to the current phase of the trial where the patients are in long-term follow-up for recurrence-free survival, HS-110 expense decreased $0.3 million as one trial is in long-term follow-up for overall survival and the DURGA trial is continuing patient enrollment, and HS-120, ComPACT™  decreased $0.2 million due to reductions in Chemistry Manufacturing and Control (“CMC”) activities.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs decreased approximately $0.2 million primarily related to personnel and other associated expense.

General and administrative expense.  General and administrative expense increased 48% to $1.5 million for the quarter ended March 31, 2017 compared to $1.0 million for the quarter ended March 31, 2016. The $0.5 million increase is primarily attributable to the increase in professional services and third party expenses related to the acquisition of Pelican.

Interest income.  Interest income was $5,221 for the quarter ended March 31, 2017 compared to $11,101 for the quarter ended March 31, 2016. The decrease of $5,880 is de minimis.

Other income, net. Other income decreased to $69,727 for the quarter ended March 31, 2017 from $79,701 for the quarter ended March 31, 2016. Other income is primarily related to the reimbursement of taxes expensed during the previous quarter associated with clinical trial execution in Australia and foreign exchange gains related to the Australian dollar.

Interest expense.  Interest expense was zero for the quarter ended March 31, 2017 compared to $136,122 for the quarter ended March 31, 2016. Interest expense during the quarter ended March 31, 2016 was attributable to the bank loan the Company held at that time.  In December 2016, the Company repaid the loan in total.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $3.2 million, or ($0.12) per basic and diluted share for the quarter ended March 31, 2017 compared to a net loss of $4.7 million, or ($0.50) per basic and diluted share for the quarter ended March 31, 2016.

Balance Sheet at March 31, 2017 and December 31, 2016

Prepaid expenses and other current assets.  Prepaid expenses and other current assets were $279,892 as of March 31, 2017 compared to $338,049 as of December 31, 2016. The decrease of $58,157 was primarily due to the reduction in the amount paid in advance to our clinical research organizations (CRO) as we progress our clinical trial studies for HS-410 and HS-110.

Accounts Payable.  Accounts payable was $734,306 as of March 31, 2017 compared to $290,058 as of December 31, 2016. The increase of $444,248 was primarily related to payables for legal fees associated with our pending acquisition and our March 2017 financing as well as a payable for one of our drug manufacturers.

Accrued Expenses and Other Liabilities. Accrued expenses were $754,219 as of March 31, 2017 compared to $1,305,173 as of December 31, 2016. The decrease of $550,954 was primarily related to 2016 employee bonuses which were accrued at December 31, 2016 but subsequently paid in January 2017.

Other Long term Liabilities. Long term liabilities were $421,514 as of March 31, 2017 compared to $461,434 as of December 31, 2016. The decrease of $39,920 was attributable to the percent of investigator site fees that are held back until the clinical study is complete reclassed to current liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We commenced active operations in June 2008. To date, we have not generated any significant revenues and have primarily financed our operations with net proceeds from the private placement of our preferred stock, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million and, as of March 31, 2017, an additional $3.9 million from the exercise of 3,863,429 warrants. In addition, we have received $9.2 million of net proceeds from sales through the At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. through March 31, 2017, and our recent public offering that was completed on March 28, 2017 of 5,000,000 shares of our common stock and an additional issuance of 750,000 shares of our common stock on March 30, 2017 in connection with the underwriter’s exercise of their over-allotment option (the “Offering”) at a price to the public of $0.80 per share for gross proceeds of $4.6 million and estimated net proceeds of approximately $4.1 million after deducting underwriting discounts and commissions and other estimated offering expenses. As of March 31, 2017, we had an accumulated deficit of $60.2 million. We had net losses of $3.2 million and $4.7 million for the quarters ended March 31, 2017 and 2016, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates. We are currently devoting substantially all of our resources to developing HS-110 and other combination therapies, including conducting clinical trials.  In addition, we have agreed to provide Pelican with $910,231, which is the amount necessary for Pelican to access its first year of grant funding from CPRIT. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise.  Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.  To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions in order to focus our resources on our product candidates. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2017, we had $11,129,932 in cash and cash equivalents.

Our cash and cash equivalents are currently held in an interest-bearing checking and money market accounts.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 is due to a decrease in clinical and regulatory expenses as we advance our clinical trials. Additionally, there was a decrease in other operational costs primarily associated with decreases in headcount in all departments.

Investing activities.  Cash used in investing activities were for the purchase of property and equipment. Cash provided by investing activities for the quarter ended March 31, 2016 was primarily from proceeds from maturities of various short-term investments as well as the purchase of property and equipment. After the quarter ended March 31, 2016, we no longer hold short-term investments.

Financing activities.  Cash provided by financing activities during the quarter ended March 31, 2017 was from the March 2017 public offering which generated net proceeds of approximately $4.1 million, as well as $2.2 million net proceeds from the FBR sales agreement. Cash provided by financing activities during the quarter ended March 31, 2016 was primarily from the March 2016 public offering which generated net proceeds of approximately $6.1 million.

Funding requirements

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions. We are continually evaluating various cost-saving measures in light of our cash requirements. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates.  Thereafter, we intend to meet our financing needs through the issuance of equity or debt and/or funding from partnerships or collaborations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017 our Chief Executive Officer and Vice President of Finance concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS.

The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2016 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2016 Annual Report.

We expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the three months ended March 31, 2017 and 2016, we incurred a net loss of $3.2 million and $4.7 million, respectively. We have an accumulated deficit of $60.2 million through March 31, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the three months ended March 31, 2017, our operating activities used net cash of approximately $3.0 million and as of March 31, 2017 our cash and cash equivalents were approximately $11.1 million. During the year ended December 31, 2016, our operating activities used net cash of approximately $13.5 million and as of December 31, 2016 our cash and cash equivalents were approximately $7.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2017, our accumulated deficit totaled approximately $60.1 million and as of December 31, 2016, our accumulated deficit totaled approximately $57.0 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 2 and 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents will allow us to complete the enrollment of additional patients in the Phase 2 clinical trial for HS-110; however, if the trial design or size were to change, we may need to raise money earlier than anticipated.

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

HEAT BIOLOGICS, INC.

Date: May 11, 2017	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: May 11, 2017	By:	/s/ Ann A. Rosar
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