Form 10-Q
period 2017-06-30
HEAT BIOLOGICS, INC.
filed 2017-08-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 10, 2017 there were 35,788,912 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

SIGNATURES	26

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Current Assets
Cash and cash equivalents	$8,345,769	$7,842,667
Accounts receivable	10,034	82,305
Prepaid expenses and other current assets	273,262	338,049
Total Current Assets	8,629,065	8,263,021

Property and Equipment, net	308,210	359,592

Other Assets
Restricted cash	2,292	101,171
In-process R&D	5,866,000	—
Goodwill	2,189,338	—
Deposits	69,798	69,798
Related party receivable	—	103,017
Total Other Assets	8,127,428	273,986

Total Assets	$17,064,703	$8,896,599

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,007,671	$290,058
Deferred revenue	1,409,212	—
Accrued expenses and other liabilities	702,740	1,305,173
Total Current Liabilities	3,119,623	1,595,231

Long Term Liabilities
Other long term liabilities	439,618	461,434
Deferred tax liability	2,111,760	—
Contingent consideration	2,385,000	—
Total Liabilities	8,056,001	2,056,665

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 35,769,846 and 26,204,390 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	6,839	4,926
Additional paid-in capital	73,726,240	65,868,541
Accumulated deficit	(63,413,508)	(57,004,655)
Accumulated other comprehensive loss	(148,266)	(72,231)
Total Stockholders’ Equity– Heat Biologics, Inc.	10,171,305	8,796,581
Non-Controlling Interest	(1,162,603)	(1,956,647)
Total Stockholders’ Equity	9,008,702	6,839,934

Total Liabilities and Stockholders’ Equity	$17,064,703	$8,896,599

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2017	2016	2017	2016
Revenue:
Grant and licensing revenue	$411,250	$—	$435,490	$—
Operating expenses:
Research and development	2,151,932	1,776,325	3,964,833	5,434,333
General and administrative	1,582,581	1,083,298	3,109,596	2,114,456
Total operating expenses	3,734,513	2,859,623	7,074,429	7,548,789

Loss from operations	(3,323,263)	(2,859,623)	(6,638,939)	(7,548,789)

Interest income	6,466	7,854	11,687	18,955
Other income (expense), net	7,716	(57,166)	77,443	22,535
Interest expense	—	(123,832)	—	(259,954)
Total non-operating income (expenses), net	14,182	(173,144)	89,130	(218,464)

Net loss	(3,309,081)	(3,032,767)	(6,549,809)	(7,767,253)
Net loss – non-controlling interest	(90,166)	(107,546)	(140,956)	(282,428)
Net loss attributable to Heat Biologics, Inc.	$(3,218,915)	$(2,925,221)	$(6,408,853)	$(7,484,825)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.09)	$(0.17)	$(0.21)	$(0.56)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	35,244,833	17,524,641	31,124,119	13,324,641

Other comprehensive loss:
Net loss	(3,309,081)	(3,032,767)	(6,549,809)	(7,767,253)
Unrealized (loss)/gain on foreign currency translation	(9,660)	49,233	(76,035)	(26,574)
Total other comprehensive loss	(3,318,741)	(2,983,534)	(6,625,844)	(7,793,827)
Comprehensive loss attributable to non-controlling interest	(90,166)	(107,546)	(140,956)	(282,428)
Comprehensive loss	$(3,228,575)	$(2,875,988)	$(6,484,888)	$(7,511,399)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2016	$4,926	$65,868,541	$(57,004,655)	$(72,231)	$(1,956,647)	$6,839,934
Public offering, 5,750,000 shares, net of underwriters discounts	1,150	4,181,850	—	—	—	4,183,000
Issuance of common stock, 2,346,727 shares	469	2,461,411	—	—	—	2,461,880
Issuance of common stock for acquisition of Pelican, 1,331,056 shares	266	1,051,734	—	—	—	1,052,000
Acquisition of non-controlling interest of Pelican	—	—	—	—	935,000	935,000
Stock issuance costs	—	(239,617)	—	—	—	(239,617)
Stock-based compensation	28	402,321	—	—	—	402,349
Other comprehensive loss	—	—	—	(76,035)	—	(76,035)
Net loss	—	—	(6,408,853)	—	(140,956)	(6,549,809)
Balance at June 30, 2017	$6,839	$73,726,240	$(63,413,508)	$(148,266)	$(1,162,603)	$9,008,702

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(6,549,809)	$(7,767,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,671	65,553
Amortization of deferred financing costs and debt issuance costs	—	51,489
Amortization of held to maturity investment premium	—	32,733
Stock-based compensation	402,349	341,756
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	72,543	—
Prepaid expenses and other current assets	68,591	434,725
Related party receivable	—	(27,000)
Restricted cash	98,879	—
Accounts payable	(202,244)	(1,523,093)
Deferred revenue	1,409,212	—
Accrued expenses and other liabilities	(767,418)	(748,775)
Other long term liabilities	(21,816)	247,017
Net Cash Used in Operating Activities	(5,423,042)	(8,892,848)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	—	6,656,910
Purchase of Pelican, net of cash acquired	(468,801)	—
Purchase of property and equipment	(15,289)	(43,501)
Net Cash (Used in) Provided by Investing Activities	(484,090)	6,613,409

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	4,183,000	6,287,250
Proceeds from the issuance of common stock, net of commissions	2,461,880	—
Stock issuance costs	(239,617)	(190,768)
Payments on long term debt	—	(1,613,125)
Net Cash Provided by Financing Activities	6,405,263	4,483,357

Effect of exchange rate changes on cash and cash equivalents	4,971	(28,481)

Net (Decrease) Increase in Cash and Cash Equivalents	503,102	2,175,437

Cash and Cash Equivalents – Beginning of Period	7,842,667	4,939,955

Cash and Cash Equivalents – End of Period	$8,345,769	$7,115,392

Supplemental Disclosure for Cash Flow Information
Contingent consideration	$2,385,000	$—
Issuance of common stock for purchase of Pelican	$1,052,000	$—
Interest paid	$—	$208,465

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

The consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “2016 Annual Report”).

On April 28, 2017, the Company completed the acquisition of an 80% controlling interest in Pelican Therapeutics, Inc.(“Pelican”), a related party prior to acquisition. Operations of Pelican are included in the consolidated statement of operations and comprehensive loss from the acquisition date.  In October 2016, the Company formed a wholly-owned subsidiary, Zolovax, Inc. to focus on the development of gp96-based vaccines initially targeting Zika with the ability to target HIV, West Nile dengue and yellow fever, among others.

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, and Heat Biologics Australia Pty Ltd.  Additionally, as of the three and six months ended June 30, 2017 the accompanying consolidated financials include Zolovax and Pelican. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period.  The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2016 and June 30, 2017, the Company held a 92.5% controlling interest in Heat I and at June 30, 2017, Heat held an 80% controlling interest in Pelican. All other subsidiaries are wholly owned. For the three and six months ended June 30, 2017 the Company recognized $75,715 and $126,506 in non-controlling interest for Heat I, respectively and since the April 28, 2017 acquisition of Pelican the Company recognized $14,450 in non-controlling interest for Pelican for the same period. The Company accounts for its less than 100% interest in these subsidiaries in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $63.4 million as of June 30, 2017 and a net loss of approximately $6.5 million for the six months ended June 30, 2017, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings (including through the “at-the-market” Issuance Sales Agreement, the “FBR Sales Agreement” that it entered into with FBR Capital Markets & Co. (“FBR”) in August 2016), debt financings, partnerships, collaborations and other funding transactions. There can be no assurance that the Company will be able to meet the requirements for use of the FBR Sales Agreement or to complete any such transactions on acceptable terms or otherwise. On April 28, 2017, the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition, was completed. Pelican has been awarded a $15.2 million grant to fund preclinical and some clinical activities from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT grant is subject to customary CPRIT funding conditions. The Company believes the acquisition aligns its strategic focus and strengthens its position in the T cell activation arena.  If the Company is unable to obtain the necessary capital required to maintain operations, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

Revenue Recognition

The Company’s main source of revenue is grant revenue related to a $15.2 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a three-year period from June 1, 2016 through May 31, 2019. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met (see Note 9).

Business Combinations

We account for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed (see Note 2).

Goodwill and In-Process Research and Development

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives.

Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company will test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. No impairment existed at June 30, 2017.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, we may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value (see Note 5).

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, we reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities are presented in long-term liabilities in the consolidated balance sheets (see Note 2).

Income Taxes.

We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the Company's Form 10-K, and have not changed significantly since such filing.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09).  This ASU provides that an entity should account for the effects of a modification unless the fair value, the vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard in the third quarter of 2017 and does not expect it to have significant impact to the Company’s consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The Company chose to adopt this standard beginning the third quarter of 2017. The Company does not believe the early adoption will have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard in its acquisition of Pelican.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016.  Due to insignificant revenue to date, we do not believe the adoption of the standard will have a material impact on our consolidated financial statements and related disclosures.

2. Acquisition of Pelican Therapeutics

On April 28, 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. Operations of Pelican are included in the consolidated statements of operations and comprehensive loss from the acquisition date.  Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, the Company paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $500,000 (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 1,331,056 shares of the Company’s restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Cash Consideration will be reduced by the amount by which certain of Pelican’s accrued liabilities are not satisfied for less than $250,000.  The Cash Consideration and Stock Consideration are being held in escrow for a period of up to six months to secure certain indemnification and other obligations of Pelican and the Participating Pelican Stockholders in connection with the acquisition. Under the agreement, the Company is also obligated to make future payments based on the achievement of certain milestones. The fair value of these future milestone payments are reflected in the contingent consideration account under long term liabilities on the balance sheet.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of $2,189,338. The identifiable indefinite-lived intangible asset consists of in-process R&D of $5,866,000. Operations of the acquired entity are included in the consolidated statements of operations from the acquisition date. Fees and expenses associated with the acquisition were approximately $559,000 for the six months ended June 30, 2017 and are reported in our G&A expense.

The purchase price has been allocated to the assets and liabilities as follows:

Aggregate consideration:
Cash consideration	$500,000
Stock consideration	$1,052,000
Contingent consideration	$2,385,000
Total Consideration	$3,937,000

Purchase price allocation:
Cash acquired	$31,199
In-process R&D	$5,866,000
Goodwill	$2,189,338
Deferred tax liability	$(2,111,760)
Net liabilities assumed	$(1,102,777)
Fair value of non-controlling interest	$(935,000)
Total purchase price	$3,937,000

The purchase price allocation presented herein is preliminary. The final purchase price allocation will be determined after completion of an analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following completion of the Pelican acquisition. Accordingly, the deferred tax liability is an estimate and final deferred tax liability adjustments could differ materially from the preliminary amounts presented herein. Any increase or decrease in the in-process R&D asset, as compared to the information shown herein, could also change the portion of purchase price allocated to goodwill, and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation and amortization related to some of these assets and liabilities.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill resulting from this acquisition arises largely from synergies expected from combining the operations. The goodwill is not deductible for income tax purposes.

In-process R&D assets are treated as indefinite-lived until the completion or abandonment of the associated R&D program, at which time the appropriate useful lives will be determined.

The Company calculated the fair value of the non-controlling interest acquired in the acquisition as 20% of the equity interest of Pelican, adjusted for a minority interest discount.

Pelican has contributed net revenue and net loss of $411,250 and $72,252, respectively, included in the Company’s consolidated statement of operations for the six months ended June 30, 2017, excluding acquisition and integration related expenses included in non-recurring and acquisition-related costs.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following unaudited pro forma information presents the combined results of operations for the three and six months ended June 30, 2017 and 2016, as if we had completed the Pelican acquisition at the beginning of fiscal 2016. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

In thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$411	$—	$435	$—
Net loss	(3,311)	(3,223)	(6,941)	(8,051)
Net loss: Non-controlling interest	(91)	(145)	(219)	(339)
Net loss attributable to Heat Biologics, Inc.	$(3,220)	$(3,078)	$(6,722)	$(7,712)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.09)	$(0.17)	$(0.21)	$(0.77)

3. Fair Value of Financial Instruments

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The Company's cash equivalents are classified within Level I of the fair value hierarchy.

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

Contingent Consideration
Balance at December 31, 2016	$—
Acquisition of Pelican	2,385,000
Change in fair value	—
Balance at June 30, 2017	$2,385,000

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016

Furniture and fixtures	$55,883	$55,883
Computers	41,333	38,903
Lab equipment	599,339	587,366

Total	696,555	682,152
Accumulated depreciation	(388,345)	(322,560)

Property and equipment, net	$308,210	$359,592

Depreciation expense was $66,671 and $65,553 for the six months ended June 30, 2017 and 2016, respectively.

5. Goodwill and In-process R&D

As of June 30, 2017 and December 31, 2016, the Company had goodwill of $2,189,338 and $0, respectively. Based upon the results of the qualitative testing, the Company will conclude whether it is more likely than not that the fair values of the Company’s goodwill are in excess of its carrying value or if an impairment has occurred.

As of June 30, 2017 and December 31, 2016, the Company had in-process R&D of $5,866,000 and $0, respectively. Acquired in-process R&D is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process R&D is reviewed annually for impairment or more frequently as changes in circumstances or the occurrence of events suggest that the remaining value may not be recoverable.

6. Accrued Expenses and other payables

Accrued expenses and other payables consist of the following:

	June 30, 2017	December 31, 2016

Accrued clinical trial and other expenses	$519,820	$580,218
Compensation and related benefits	35,295	642,532
Deferred rent	35,324	42,423
Patent fees	30,000	40,000
Other expenses related to Pelican acquisition	82,301	—
	$702,740	$1,305,173

The decrease of compensation and related benefits was related to 2016 employee bonuses which were accrued at December 31, 2016 but subsequently paid in January 2017.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stock-Based Compensation

Common Stock Warrants

In connection with the March 23, 2016 public offering the Company issued warrants to purchase 6,825,000 shares of common stock with an exercise price of $1.00 per share and expire five years from the issuance date. In connection with the Company’s July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise and expire five years from the issuance date. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction of which 17,392 warrants remain outstanding.  The warrants have an exercise price of $0.48 per share and expire ten years from the issuance date. During the six months ended June 30, 2017 and 2016 no warrants were exercised. As of June 30, 2017 the Company has outstanding warrants to purchase 2,961,571 shares of common stock issuable at $1.00 per share; warrants to purchase 125,000 shares of common stock issuable at $12.50 per share; and warrants to purchase 17,392 shares of common stock issuable at $0.48 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	1,136,753	$3.93
Granted	1,526,500	$0.84
Forfeited	(143,253)	$2.10
Outstanding, June 30, 2017	2,520,000	$2.16

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2017 was $0.57. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2017:

Dividend yield	0.0%
Expected volatility	76.62%
Risk-free interest rate	2.20%
Expected lives (years)	6.25

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

The Company recognized $123,418 and $128,405 in stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively and $245,142 and $338,839 in share-based option compensation expense for the six months ended June 30, 2017 and 2016, respectively for the Company’s stock option awards.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding at June 30, 2017:

Options Outstanding			Options Vested and Exercisable
Balance as of 6/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,520,000	8.6	$2.16	882,308	7.1	$4.12

As of June 30, 2017, the unrecognized stock-based compensation expense related to unvested stock options was $1,812,962, which is expected to be recognized over a weighted average period of approximately 17.8 months.

Restricted Stock

The Company recognized $19,686 and $0 in stock-based compensation expense for employees related to restricted stock awards during the three months ended June 30, 2017 and 2016, respectively and $136,207 and $0 in stock-based compensation expense for employees related to restricted stock awards during the six months ended June 30, 2017 and 2016, respectively. The Company recognized $10,500 and $1,634 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services during the three months ended June 30, 2017 and 2016, respectively and $21,000 and $2,917 during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 there were 302,625 restricted stock awards granted to employees, all of which were unvested.

Total stock-based compensation expense, including restricted stock and stock options was $402,349 and $341,756 for the six months ended June 30, 2017 and 2016, respectively.

8. Financing

The Company may sell shares of its common stock through FBR by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of shares of common stock are made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-199274) filed with the U.S. Securities and Exchange Commission (“SEC”), the base prospectus, dated October 23, 2014, filed as part of such registration statement and the prospectus supplement, dated August 15, 2016. FBR is entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the sales agreement. Beginning in August 2016 and through December 31, 2016, the Company sold 4,791,377 shares of common stock under the FBR Sales Agreement resulting in net proceeds of approximately $6.8 million. As of June 30, 2017, the Company has sold an additional 2,346,727 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $2.3 million after FBR’s commission and other expenses.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Grant Revenues

In June 2016, Pelican entered into a Cancer Research Grant Contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a three-year period from June 1, 2016 through May 31, 2019.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

The Company recognized grant revenue of $411,250 and $0 in the three and six months ended June 30, 2017 and 2016, respectively, for qualified expenditures under the grant. As of June 30, 2017 the Company had deferred revenue of $1,409,212 for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,309,081)	$(3,032,767)	$(6,549,809)	$(7,767,253)
Net loss: Non-controlling interest	(90,166)	(107,546)	(140,956)	(282,428)
Net loss attributable to Heat Biologics, Inc.	$(3,218,915)	$(2,925,221)	$(6,408,853)	$(7,484,825)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	35,244,833	17,524,641	31,124,119	13,324,641
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.09)	$(0.17)	$(0.21)	$(0.56)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Six Months Ended June 30,
	2017	2016
Outstanding stock options	2,520,000	1,574,484
Outstanding restricted stock units	302,625	—
Outstanding common stock warrants	3,103,963	6,967,382

11. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of June 30, 2017, a full valuation allowance has been provided against certain deferred tax assets as it is currently deemed more likely than not that the benefit of such net tax assets will not be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2017 and December 31, 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of June 30, 2017 and December 31, 2016, the Company had no such accruals.

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

OVERVIEW

We are an immuno-oncology company developing novel therapies designed to activate a patient’s immune system against cancer utilizing an engineered form of the protein, gp96, a potent immune response stimulator and the basis of our core technology.  Our platform technologies are designed to turn “cold” tumors “hot” by increasing the ability of tumor infiltrating lymphocytes (TILs) to attack the tumor.  We do this by addressing two distinct, but synergistic mechanisms-of-action: robust activation and proliferation of CD8+ T cells, or “killer” T cells and T cell co-stimulation. Heat’s highly specific T cell-stimulating therapeutic platform technologies, ImPACT® (Immune Pan-Antigen Cytotoxic Therapy) and ComPACT™ (Combination Pan-Antigen Cytotoxic Therapy), are intended to activate and, in the case of ComPACT™, also co-stimulate “killer” T cells.  Most recently, we acquired two additional T cell co-stimulators through the acquisition of Pelican Therapeutics, Inc. (“Pelican”), broadening our pipeline and strengthening our portfolio in the emerging T cell activation space.

Through our ImPACT® platform technology, we have developed product candidates that consist of live, allogeneic “off-the-shelf” genetically-modified, irradiated human cancer cells. These cells are intended to secrete a broad spectrum of Cancer Testis Antigens (CTA) together with the gp96 protein. The secreted antigen gp96-Ig-CTA complexes are designed to activate a patient’s adaptive, T cell mediated immune system to recognize and kill cancer cells. Gp96 has been shown to assist in tumor rejection by delivering multiple, mutated tumor proteins to immune cells to stimulate a CD-8+ immune response against a patient’s cancer cells. Our ImPACT® technology achieves this by reprogramming live tumor cells to secrete gp96, along with their chaperoned tumor antigens; thereby, transforming the allogeneic cells into machines that activate a robust “killer” CD8+ T cell immune attack against a patient’s cancer.

Our ComPACT™ platform technology, currently in preclinical development, is a dual-acting immunotherapy, combining a pan-antigen T cell activator and a T cell co-stimulator in a single product, offering the potential benefits of combination immunotherapy without the need for multiple, independent biologic products.  The platform has been engineered to incorporate various fusion proteins targeting co-stimulatory receptors (OX40, ICOS, GITR, TL1A, etc.) into the gp96-Ig expression vector, enabling the combination of two immunotherapy pathways into a single therapy.

Using our ImPACT® platform technology, we developed the product candidate, HS-110 (viagenpumatucel-L), as a potential treatment for patients with non-small cell lung cancer (“NSCLC”). We are conducting a Phase 2 clinical trial evaluating HS-110 in combination with nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD-1 checkpoint inhibitor, to treat patients with NSCLC whose cancers have progressed after first-line therapy. Our multicenter, open-label trial is expected to initially enroll 18 patients evaluable for baseline biopsy and is designed to accommodate cohort expansion up to 30 patients per arm (approximately 60 patients).   Primary and secondary trial endpoints include safety and tolerability, immune response, overall response rate, and progression-free survival.  Trial enrollment is currently ongoing.

On March 21, 2017, we reported positive interim results for our NSCLC trial, indicating a favorable safety profile, low toxicities and robust immune response. At that time, 15 patients had been treated with the HS-110/nivolumab combination, and 12 of these 15 patients were evaluable for ELISPOT analysis. ELISPOT results suggest that HS-110 plays an integral role in tumor reduction and may enhance efficacy of checkpoint inhibitors in lung cancer patients. Immune responses to HS-110 were observed in all five patients that exhibited tumor reductions. No tumor reductions were observed in patients that did not mount an immune response to HS-110. The timing of immune response to HS-110 corresponded to the timing of observed clinical responses, and those responses appear to be sustained. Furthermore, at that time, five patients had been enrolled in the low tumor infiltrating lymphocytes (TIL) cohort. Three of the five patients (60%) experienced significant tumor reduction, which is higher than the 10% response rate of low TIL patients reported for existing data on nivolumab alone1.

On April 28, 2017, we completed the acquisition of 80% of Pelican’s common stock. Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. PTX-25, Pelican’s lead product candidate targeting the T cell co-stimulator, TNFRSF25, combined with immunotherapies, including ImPACT and ComPACT, may have the ability to activate memory CD8+ cytotoxic T cells and eliminate tumor cells in patients. PTX-25 is designed to harness the body's natural tolerance mechanisms to reprogram the immune system and provide a long-term, durable effect after a short course of therapy. PTX-15, Pelican’s second product candidate, is a human TL1A-lg fusion protein designed to stimulate the specific proliferation of Treg cells in vivo to provide precise control of the regulatory arm of our immune system, and can be used in immuno-oncology and other disorders. We believe this is important because many leading global pharmaceutical companies are focused on T cell co-stimulators to enhance the effectiveness of their existing immune-oncology therapies.

On June 1, 2016, Pelican was awarded a $15.2 million Cancer Prevention Institute of Texas (CPRIT) grant to support further development of PTX-25 and fund a large Phase 1 clinical trial to examine the benefits it may provide to patients with several types of cancers, such as lung, lymphoma, prostate, pancreatic and ovarian. The CPRIT grant is subject to customary CPRIT funding conditions.

Our wholly-owned subsidiary, Zolovax, Inc. (“Zolovax”), is in pre-clinical studies to develop therapeutic and preventative vaccines to treat infectious diseases based on our gp96 vaccine technology, with a current focus on the development of a Zika vaccine in collaboration with the University of Miami.  Other infectious diseases of interest include HIV, West Nile virus, and Dengue and yellow fever.

We continue to evaluate other potential indications for our ImPACT® and ComPACT™ platform technologies.  Specifically, with ComPACT™, we have developed cell lines for several other cancers, with the first product candidate being a second-generation therapy for NSCLC (HS-120). Our decision to further pursue these or any additional product candidates, other than our lead product candidate, will be based in part upon available funding and partnering opportunities. Although we are no longer pursuing our HS-410 bladder cancer program, pursuant to regulatory requirements, we continue to monitor the patients from the bladder cancer Phase 2 clinical trial.

Recent Developments

On March 28, 2017, we completed an underwritten public offering of 5,000,000 shares of our common stock at a price to the public of $0.80 per share for gross proceeds of $4.0 million and estimated net proceeds to us of approximately $3.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In addition, on March 30, 2017, we issued 750,000 additional shares of common stock at the public offering price of $0.80 per share in connection with the underwriter’s exercise of their over-allotment option for gross proceeds of $600,000 and estimated net proceeds to us of approximately $548,000 after deducting underwriting discounts and commissions.

———————

1

Teng et al, Cancer Research 75(11) June 1, 2015.

On April 28, 2017, we consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of ours.  Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, we paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $500,000 (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 1,331,056 shares of our restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Cash Consideration will be reduced by the amount by which certain of Pelican’s accrued liabilities are not satisfied for less than $250,000.  The Cash Consideration and Stock Consideration are being held in escrow for a period of up to six months to secure certain indemnification and other obligations of Pelican and the Participating Pelican Stockholders in connection with the acquisition.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Revenue;

•

Deferred revenue;

•

In-process R&D;

•

Contingent consideration;

•

Stock-based compensation; and

•

Research and development costs, including clinical and regulatory cost.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2017 and 2016

Revenues

For the quarter ended June 30, 2017, we recognized $0.4 million of grant revenue for qualified expenditures under the CPRIT grant. As of June 30, 2017 the Company had deferred revenue of $1.4 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. There was no revenue for the quarter ended June 30, 2016. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses increased by 21% to approximately $2.2 million for the quarter ended June 30, 2017 compared to $1.8 million for the quarter ended June 30, 2016 as we focused on the checkpoint and HS-110 combination NSCLC programs. The components of R&D expense are as follows:

	Three Months Ended,
	June 30,
	2017	2016
Programs
HS-110	$1.0	$0.3
HS-410	0.2	0.5
HS-120	0.0	0.0
Other programs	0.2	0.3
Unallocated research and development expenses	0.8	0.7
	$2.2	$1.8

•

HS-110 expense increased $0.7 million, primarily attributable to Chemistry Manufacturing and Control (“CMC”) activities, as well as continued patient enrollment as we advance into Phase 2 of our multi-arm trial. HS-410 expense decreased $0.3 million due to the current phase of the trial where in patients are in long-term follow-up for recurrence-free survival. Other programs include preclinical costs associated with our Zika program, Pelican programs and laboratory supplies.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs increased approximately $0.1 million primarily related to the increase in consultant fees and travel and other costs offset by a decrease in personnel costs.

General and administrative expense.  General and administrative expense increased 46% to $1.6 million for the quarter ended June 30, 2017 compared to $1.1 million for the quarter ended June 30, 2016. The $0.5 million increase is primarily attributable to the increase in professional services and other third party expenses related to the acquisition of Pelican.

Other income, net. Other income increased to $7,716 for the quarter ended June 30, 2017 compared to the expense of  $57,166 for the quarter ended June 30, 2016. Other income is primarily related to the reimbursement of taxes expensed during the previous quarter associated with clinical trial execution in Australia and foreign exchange gains related to the Australian dollar.

Interest expense.  Interest expense was zero for the quarter ended June 30, 2017 compared to $0.1 million for the quarter ended June 30, 2016. Interest expense during the quarter ended June 30, 2016 was attributable to the bank loan the Company held at that time.  In December 2016, the Company repaid the loan in total.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $3.2 million, or ($0.09) per basic and diluted share for the quarter ended June 30, 2017 compared to a net loss of $2.9 million, or ($0.17) per basic and diluted share for the quarter ended June 30, 2016.

Comparison of the Six Months ended June 30, 2017 and 2016

Revenues

For the six months ended June 30, 2017, we recognized $0.4 million of revenue primarily for grant revenue of qualified expenditures under the CPRIT grant.  We also recognized research funding revenue for research and development services, which included labor and supplies, provided to Shattuck Labs, Inc. (“Shattuck”) which research funding agreement ended January 31, 2017. There was no revenue for the six ended June 30, 2016. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses decreased by 27% to approximately $4.0 million for the six months ended June 30, 2017 compared to $5.4 million for the six months ended June 30, 2016 as we focused on the checkpoint and HS-110 combination NSCLC programs. The components of R&D expense are as follows:

	Six Months Ended,
	June 30,
	2017	2016
Programs
HS-110	$1.4	$1.0
HS-410	0.5	2.0
HS-120	0.0	0.3
Other programs	0.3	0.4
Unallocated research and development expenses	1.8	1.7
	$4.0	$5.4

•

HS-110 expense increased $0.4 million, primarily attributable to CMC activities, as well as continued patient enrollment as we advance into Phase 2 of our multi-arm trial. HS-410 expense decreased $1.5 million due to the current phase of the trial in which patients are in long-term follow-up for recurrence-free survival. HS-120, ComPACT™  decreased $0.3 million due to reductions in CMC activities. Other programs include preclinical costs associated with our Zika program, Pelican programs and laboratory supplies.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs increased approximately $0.1 million primarily related to the increase in consultant fees and travel and other costs offset by a decrease in personnel costs.

General and administrative expense.  General and administrative expense increased 47% to $3.1 million for the six months ended June 30, 2017 compared to $2.1 million for the six months ended June 30, 2016. The $1.0 million increase is primarily attributable to the increase in professional services and other third party expenses related to the acquisition of Pelican.

Balance Sheet at June 30, 2017 and December 31, 2016

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets were approximately $0.3 million as of June 30, 2017 and December 31, 2016. The minimal decrease was primarily due to the reduction in the amount paid in advance to our clinical research organizations (CRO) as we progress our clinical trial studies for HS-410 and HS-110.

In-Process R&D and Goodwill. As of June 30, 2017, the Company recorded in-process R&D of $5.9 million and goodwill of $2.2 million from its acquisition of Pelican Therapeutics, Inc.  The Company had no in-process R&D nor goodwill as of December 31, 2016.

Accounts Payable.  Accounts payable was approximately $1.0 million as of June 30, 2017 compared to approximately $0.3 million as of December 31, 2016. The increase of approximately $0.7 million was primarily related to payables for legal fees, patent fees, and other third party services associated with our acquisition of Pelican Therapeutics, Inc.

Deferred Revenue. As of June 30, 2017 the Company had deferred revenue of $1.4 million for proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met. The Company had no deferred revenue as of December 31, 2016.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $0.7 million as of June 30, 2017 compared to approximately $1.3 million as of December 31, 2016. The decrease of approximately $0.6 million was related to 2016 employee bonuses which were accrued at December 31, 2016 but subsequently paid in January 2017 as well as expenses related to our acquisition.

Other Long Term Liabilities. Long term liabilities were $0.4 million as of June 30, 2017 and December 31, 2016. The minimal decrease was attributable to the percent of investigator site fees that are held back until the clinical study is complete reclassed to current liabilities.

Contingent Consideration.  As of June 30, 2017 the Company had contingent consideration of $2.4 million related to its acquisition and is recorded on our consolidated balance sheets.  This amount represents fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. The Company had no contingent consideration as of December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We commenced active operations in June 2008. To date, we have not generated any significant revenues and have primarily financed our operations with net proceeds from the private placement of our preferred stock, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million and an additional $3.9 million as of June 30, 2017 from the exercise of 3,863,429 warrants, and our March 2017 Public Offering in which we received net proceeds of $4.1 million. In addition, we have received $9.3 million of net proceeds from sales through the At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. through June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $63.4 million. We had net losses of $6.5 million and $7.8 million for the six months ended June 30, 2017 and 2016, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates. We are currently devoting substantially all of our resources to developing HS-110 and other combination therapies, including conducting clinical trials.  In addition, we have agreed to provide Pelican with approximately $0.9 million, which is the amount necessary for Pelican to access its first year of grant funding from CPRIT and will be required to provide additional matching funds in order to access the remainder of the CPRIT grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise.  Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.  To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions in order to focus our resources on our product candidates. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2017, we had $8.3 million in cash and cash equivalents.

Our cash and cash equivalents are currently held in an interest-bearing checking and money market accounts.

Cash Flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is due to a decrease in clinical and regulatory expenses as we focus our attention on Phase 2 of our HS-110 multi-arm clinical trial. Additionally, there was a decrease in other operational costs primarily associated with decreases in headcount in all departments.

Investing activities.  Cash used in investing activities were primarily for our acquisition of Pelican Therapeutics, Inc. Cash provided by investing activities for the six months ended June 30, 2016 was primarily from proceeds from maturities of various short-term investments as well as the purchase of property and equipment. After the quarter ended March 31, 2016, we no longer hold short-term investments.

Financing activities.  Cash provided by financing activities during the six months ended June 30, 2017 was from the March 2017 public offering which generated net proceeds of approximately $4.1 million, as well as $2.3 million net proceeds from the FBR sales agreement. Cash provided by financing activities during the six months ended June 30, 2016 was primarily from the March 2016 public offering which generated net proceeds of approximately $6.1 million.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During the course of the quarter, we identified a material weakness in our controls relating to accounting for significant transactions, as described below. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the second quarter of 2017, we identified a material weakness in our controls over financial reporting related to the purchase price accounting for the acquisition that occurred during the quarter. Specifically, we did not design and maintain effective controls related to the acquisition for the purchase price of the acquired assets and liabilities of Pelican. We believe the financial statements included herein properly reflect the correct amount and proper classification of the acquired net assets of Pelican.

In order to remediate this material weakness, we plan to implement the following steps to improve the overall processes of identifying and reviewing purchase accounting considerations beyond the recording of the initial purchase price:

•

Add additional considerations to our processes to address the accounting for and financial statement presentation of activities that occur beyond the initial purchase accounting and subsequent adjustments to purchase accounting; and

•

Perform additional internal review processes to ensure the appropriate accounting and disclosure of significant transactions.

Based on these planned measures, management believes that the material weakness will be remediated by the end of the fiscal year. Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly.

Other than the identification of the material weakness related to the acquisition of Pelican, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the period ended June 30, 2017.

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

For the six months ended June 30, 2017 and 2016, we incurred a net loss of $6.5 million and $7.8 million, respectively. We have an accumulated deficit of $63.4 million through June 30, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the six months ended June 30, 2017, our operating activities used net cash of approximately $5.4 million and as of June 30, 2017 our cash and cash equivalents were approximately $8.3 million. During the year ended December 31, 2016, our operating activities used net cash of approximately $13.5 million and as of December 31, 2016 our cash and cash equivalents were approximately $7.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2017, our accumulated deficit totaled approximately $63.4 million and as of December 31, 2016, our accumulated deficit totaled approximately $57.0 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

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

We have identified a material weakness our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act.   During the second quarter of 2017, we identified a material weakness in our controls over financial reporting related to the accounting for significant transactions that occurred during the quarter. Specifically, we did not design and maintain effective controls related to the acquisition for the purchase price of the acquired assets and liabilities of Pelican. Although management believes that the control deficiencies will be remediated by the end of the fiscal year there can be no assurance that the deficiency will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.  In addition, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None that were not previously disclosed in our Current Reports on Form 8-k.

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

HEAT BIOLOGICS, INC.

Date: August 14, 2017	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2017	By:	/s/ Ann A. Rosar
Ann A. Rosar
Vice President of Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Amendment to the Certificate of Incorporation of Heat Biologics, Inc., dated July 13, 2017 (incorporated by reference to the Registrant’s Form 8-K (File No. 001-35994) filed with the Securities and Exchange Commission on July 17, 2017).

10.1

Amendment to Employment Agreement with Jeff T. Hutchins dated as of June 29, 2017 (incorporated by reference to the Registrant’s Form 8-K (File No. 001-35994) filed with the Securities and Exchange Commission on June 30, 2017).

10.2

Amendment to Employment Agreement with Ann Rosar dated as of June 29, 2017 (incorporated by reference to the Registrant’s Form 8-K (File No. 001-35994) filed with the Securities and Exchange Commission on June 30, 2017).

10.3	2017 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 11, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

Filed herewith.