Form 10-Q/A
period 2017-06-30
HEAT BIOLOGICS, INC.
filed 2017-09-15
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (the “Amended Report”) is being filed solely to correct a typographical error in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, initially filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Form 10-Q”).

In the Original Form 10-Q, the last sentence of the third paragraph under Recently Issued Accounting Pronouncements included in Note 1 of the Consolidated Financial Statements (Basis of Presentation and Significant Accounting Policies) incorrectly stated that the Company adopted a standard of accounting for business combinations set forth in ASU No. 2017-01, when in fact it did not. The last sentence of the third paragraph under Recently Issued Accounting Pronouncements has been revised to state, among other things, that the Company “did not adopt” this standard “and does not plan early adoption” of this standard.

This Amended Report amends the following sections: Item 1 of Part I as well as Item 6 of Part II and the Exhibit Index to reflect updated certifications being filed as Exhibits 31.1 and 31.2 and furnished as Exhibits 32.1 and 32.2 to this Amended Report. No other sections were affected (other than changing all references from “Form 10-Q” to “Form 10-Q/A”), but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. The information in this report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to amend the typographical error described above.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q/A, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q/A and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q/A, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

ii

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q/A have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q/A include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

The consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 included in this Quarterly Report on Form 10-Q/A are unaudited. The balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “2016 Annual Report”).

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company did not adopt this standard in its acquisition of Pelican and does not plan early adoption. The Company does not believe the adoption of ASU 2017-01 will have a material impact on the Company’s consolidated financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q/A. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 31, 2017 (the “2016 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A (Amendment No. 1) to be signed on its behalf by the undersigned thereunto duly authorized.

HEAT BIOLOGICS, INC.

Date: September 15, 2017	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: September 15, 2017	By:	/s/ Ann A. Rosar
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