Form 10-Q
period 2017-09-30
HEAT BIOLOGICS, INC.
filed 2017-11-13
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2017, there were 35,788,912 shares of Common Stock, $0.0002 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Current Assets
Cash and cash equivalents	$4,288,627	$7,842,667
Accounts receivable	1,427	82,305
Prepaid expenses and other current assets	1,935,558	338,049
Total Current Assets	6,225,612	8,263,021

Property and Equipment, net	320,015	359,592

Other Assets
Restricted cash	2,292	101,171
In-process R&D	5,866,000	—
Goodwill	2,189,338	—
Deposits	69,798	69,798
Deferred financing costs	46,340	—
Related party receivable	—	103,017
Total Other Assets	8,173,768	273,986

Total Assets	$14,719,395	$8,896,599

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,214,224	$290,058
Deferred revenue	938,388	—
Accrued expenses and other liabilities	994,964	1,305,173
Total Current Liabilities	3,147,576	1,595,231

Long Term Liabilities
Other long term liabilities	449,970	461,434
Deferred tax liability	2,111,760	—
Contingent consideration	2,385,000	—
Total Liabilities	8,094,306	2,056,665

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 50,000,000 shares authorized, 35,788,912 and 26,204,390 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	6,841	4,926
Additional paid-in capital	73,871,510	65,868,541
Accumulated deficit	(65,714,314)	(57,004,655)
Accumulated other comprehensive loss	(172,973)	(72,231)
Total Stockholders’ Equity– Heat Biologics, Inc.	7,991,064	8,796,581
Non-Controlling Interest	(1,365,975)	(1,956,647)
Total Stockholders’ Equity	6,625,089	6,839,934

Total Liabilities and Stockholders’ Equity	$14,719,395	$8,896,599

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2017	2016	2017	2016
Revenue:
Grant and licensing revenue	$470,823	$220,233	$906,313	$220,233
Operating expenses:
Research and development	1,823,922	1,693,133	5,788,755	7,127,466
General and administrative	1,188,476	820,574	4,298,072	2,935,030
Total operating expenses	3,012,398	2,513,707	10,086,827	10,062,496

Loss from operations	(2,541,575)	(2,293,474)	(9,180,514)	(9,842,263)

Interest income	5,629	5,445	17,316	24,400
Other income, net	31,768	734,509	109,211	757,044
Interest expense	—	(110,468)	—	(370,422)
Total non-operating income, net	37,397	629,486	126,527	411,022

Net loss	(2,504,178)	(1,663,988)	(9,053,987)	(9,431,241)
Net loss – non-controlling interest	(203,371)	(47,042)	(344,328)	(329,471)
Net loss attributable to Heat Biologics, Inc.	$(2,300,807)	$(1,616,946)	$(8,709,659)	$(9,101,770)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.06)	$(0.08)	$(0.27)	$(0.59)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	35,786,606	19,420,026	32,695,360	15,371,267

Other comprehensive loss:
Net loss	(2,504,178)	(1,663,988)	(9,053,987)	(9,431,241)
Unrealized loss on foreign currency translation	(24,707)	(36,387)	(100,742)	(62,961)
Total other comprehensive loss	(2,528,885)	(1,700,375)	(9,154,729)	(9,494,202)
Comprehensive loss attributable to non-controlling interest	(203,371)	(47,042)	(344,328)	(329,471)
Comprehensive loss	$(2,325,514)	$(1,653,333)	$(8,810,401)	$(9,164,731)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2016	$4,926	$65,868,541	$(57,004,655)	$(72,231)	$(1,956,647)	$6,839,934
Public offering, 5,750,000 shares, net of underwriters discounts	1,150	4,181,850	—	—	—	4,183,000
Issuance of common stock, 2,348,580 shares	470	2,462,710	—	—	—	2,463,180
Issuance of common stock for acquisition of Pelican, 1,331,056 shares	266	1,051,734	—	—	—	1,052,000
Acquisition of non-controlling interest of Pelican	—	—	—	—	935,000	935,000
Stock issuance costs	—	(239,617)	—	—	—	(239,617)
Stock-based compensation	29	546,292	—	—	—	546,321
Other comprehensive loss	—	—	—	(100,742)	—	(100,742)
Net loss	—	—	(8,709,659)	—	(344,328)	(9,053,987)
Balance at September 30, 2017	$6,841	$73,871,510	$(65,714,314)	$(172,973)	$(1,365,975)	$6,625,089

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2017	2016

Cash Flows from Operating Activities
Net loss	$(9,053,987)	$(9,431,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100,958	98,774
Amortization of deferred financing costs and debt issuance costs	—	77,231
Amortization of held to maturity investment premium	—	32,733
Stock-based compensation	546,321	460,505
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	81,185	—
Prepaid expenses and other current assets	(1,592,084)	261,700
Related party receivable	—	(45,000)
Restricted cash	98,879	—
Deferred financing costs	(46,340)	—
Accounts payable	4,179	(1,485,735)
Deferred revenue	938,388	—
Accrued expenses and other liabilities	(475,350)	(1,030,413)
Other long term liabilities	(11,464)	289,500
Net Cash Used in Operating Activities	(9,409,315)	(10,771,946)

Cash Flows from Investing Activities
Proceeds from maturities of short-term investments	—	6,656,910
Purchase of Pelican, net of cash acquired	(468,801)	—
Purchase of property and equipment	(61,382)	(45,936)
Net Cash (Used in) Provided by Investing Activities	(530,183)	6,610,974

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	4,183,000	6,287,250
Proceeds from the issuance of common stock, net of commissions	2,463,180	3,027,677
Stock issuance costs	(239,617)	(387,210)
Payments on long term debt	—	(3,919,686)
Proceeds from exercise of warrants	—	2,773,982
Net Cash Provided by Financing Activities	6,406,563	7,782,013

Effect of exchange rate changes on cash and cash equivalents	(21,105)	(96,361)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,554,040)	3,524,680

Cash and Cash Equivalents – Beginning of Period	7,842,667	4,939,955

Cash and Cash Equivalents – End of Period	$4,288,627	$8,464,635

Supplemental Disclosure for Cash Flow Information
Contingent consideration	$2,385,000	$—
Issuance of common stock for purchase of Pelican	$1,052,000	$—
Interest paid	$—	$293,189

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

The consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “2016 Annual Report”).

On April 28, 2017, the Company completed the acquisition of an 80% controlling interest in Pelican Therapeutics, Inc. (“Pelican”), a related party prior to acquisition. Operations of Pelican are included in the consolidated statement of operations and comprehensive loss from the acquisition date. In October 2016, the Company formed a wholly-owned subsidiary, Zolovax, Inc. to focus on the development of gp96-based vaccines initially targeting Zika with the ability to target HIV, West Nile dengue and yellow fever, among others.

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, and Heat Biologics Australia Pty Ltd. Additionally, as of the three and nine months ended September 30, 2017 the accompanying consolidated financials include Zolovax and Pelican. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2016 and September 30, 2017, the Company held a 92.5% controlling interest in Heat I and at September 30, 2017, the Company held an 80% controlling interest in Pelican. All other subsidiaries are wholly owned. For the three and nine months ended September 30, 2017 the Company recognized $38,569 and $165,075 in non-controlling interest for Heat I, respectively and $164,802 and $179,253, respectively in non-controlling interest for Pelican for the same period. The Company accounts for its less than 100% interest in these subsidiaries in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $65.7 million as of September 30, 2017 and a net loss of approximately $9.1 million for the nine months ended September 30, 2017, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms. On April 28, 2017, the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition, was completed. Pelican has been awarded a $15.2 million grant to fund preclinical and some clinical activities from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT grant is subject to customary CPRIT funding conditions. The Company believes the acquisition aligns its strategic focus and strengthens its position in the T-cell activation arena.  If the Company is unable to obtain the necessary capital required to maintain operations, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

Revenue Recognition

The Company’s main source of revenue is grant revenue related to a $15.2 million research grant received from CPRIT, covering a three-year period from June 1, 2016 through May 31, 2019. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met (see Note 9).

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

Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually on the anniversary of the acquisition which will occur April 2018, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company will qualitatively test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. No impairment existed at September 30, 2017.

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

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, we reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities are presented in long-term liabilities in the consolidated balance sheets (see Note 2).

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consists primarily of the amount paid in advance for cGMP production of our PTX-35 antibody and PTX-15 fusion protein for Pelican, as well as Chemistry Manufacturing and Control (“CMC”) material for our clinical trial studies for HS-110.

Income Taxes

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09).  This ASU provides that an entity should account for the effects of a modification unless the fair value, the vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. The Company’s early adoption of this standard in the third quarter of 2017 did not have a significant impact to the Company’s consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The Company chose to adopt this standard beginning in the third quarter of 2017 and the early adoption of this standard did not have a significant impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not determined the impact of this standard and does not plan early adoption of this standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. The Company will complete its review of the CPRIT contract, the related documentation and the new disclosure requirements in the fourth quarter of 2017. The Company anticipates using the modified retrospective method of adoption and does not anticipate a material effect on the timing and measurement of revenue recognition.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition of Pelican Therapeutics

On April 28, 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. Operations of Pelican are included in the consolidated statements of operations and comprehensive loss from the acquisition date.  Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, the Company paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 1,331,056 shares of the Company’s restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Cash Consideration will be reduced by the amount by which certain of Pelican’s accrued liabilities are not satisfied for less than $0.25 million.  The Cash Consideration and Stock Consideration are being held in escrow for a period of up to six months to secure certain indemnification and other obligations of Pelican and the Participating Pelican Stockholders in connection with the acquisition.

Under the agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income:

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

(5)

$3,000,000 upon Pelican’s dosing of the first patient in its first Phase 3 trial for a non- oncology indication;

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

(11)

$3,000,000 upon first product indication approval in the United States or Europe for a non-oncology indication.

The fair value of these future milestone payments are reflected in the contingent consideration account under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 7.68% based on the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. The Company performs an analysis on a quarterly basis and as of September 30, 2017, the Company determined the change in the estimated fair value of the contingent consideration during the quarter was nominal.

We have recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $2.2 million. The identifiable indefinite-lived intangible asset consists of in-process R&D of approximately $5.9 million. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company utilized corporate bond yield data observed in the bond market to develop the discount rate utilized in the cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions. Operations of the acquired entity are included in the consolidated statements of operations from the acquisition date. Fees and expenses associated with the acquisition were approximately $0.6 million for the nine months ended September 30, 2017 and are reported in our general and administrative expense.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pelican has contributed net revenue and net loss of $0.9 million and $0.1 million, respectively, which are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2017, and exclude acquisition and integration related expenses which are included in non-recurring and acquisition-related costs.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following unaudited pro forma information presents the combined results of operations for the nine months ended September 30, 2017 and 2016, as if we had completed the Pelican acquisition at the beginning of fiscal 2016. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

In thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$471	$220	$906	$220
Net loss	(2,504)	(2,111)	(9,445)	(10,162)
Net loss: Non-controlling interest	(203)	(136)	(423)	(476)
Net loss attributable to Heat Biologics, Inc.	$(2,301)	$(1,975)	$(9,022)	$(9,686)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.06)	$(0.10)	$(0.29)	$(0.61)

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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

Contingent Consideration
Balance at December 31, 2016	$—
Acquisition of Pelican	2,385,000
Change in fair value	—
Balance at September 30, 2017	$2,385,000

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	September 30 2017	December 31, 2016

Furniture and fixtures	$55,883	$55,883
Computers	41,333	38,903
Lab equipment	645,431	587,366

Total	742,647	682,152
Accumulated depreciation	(422,632)	(322,560)

Property and equipment, net	$320,015	$359,592

Depreciation expense was $100,958 and $98,774 for the nine months ended September 30, 2017 and 2016, respectively.

5. Goodwill and In-process R&D

As of September 30, 2017, and December 31, 2016, the Company had goodwill of approximately $2.2 million and $0, respectively. Based upon the results of qualitative testing, the Company will conclude whether it is more likely than not that the fair value of the Company’s goodwill are in excess of its carrying value or if an impairment has occurred.

As of September 30, 2017, and December 31, 2016, the Company had in-process R&D of approximately $5.9 million and $0, respectively. Acquired in-process R&D is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process R&D is reviewed annually for impairment or more frequently as changes in circumstances or the occurrence of events suggest that the remaining value may not be recoverable.

6. Accrued Expenses and other payables

Accrued expenses and other payables consist of the following:

	September 30, 2017	December 31, 2016

Accrued clinical trial and other expenses	$811,728	$580,218
Compensation and related benefits	34,160	642,532
Deferred rent	31,775	42,423
Patent fees	35,000	40,000
Other expenses related to Pelican acquisition	82,301	—
	$994,964	$1,305,173

The decrease of compensation and related benefits was related to 2016 employee bonuses which were accrued at December 31, 2016 but subsequently paid in January 2017.  The increase of clinical trial and other expenses is due to the continued patient enrollment as the Company advances into Phase 2 of our HS-110 multi-arm trial.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stock-Based Compensation

Common Stock Warrants

In connection with the March 23, 2016 public offering the Company issued warrants to purchase 6,825,000 shares of common stock with an exercise price of $1.00 per share and expire five years from the issuance date. In connection with the Company’s July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 125,000 shares of common stock issuable at $12.50 per share upon exercise and expire five years from the issuance date. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction of which 17,392 warrants remain outstanding.  The warrants have an exercise price of $0.48 per share and expire ten years from the issuance date. During the nine months ended September 30, 2017 and 2016 no warrants were exercised. As of September 30, 2017, the Company has outstanding warrants to purchase 2,961,571 shares of common stock issuable at $1.00 per share; warrants to purchase 125,000 shares of common stock issuable at $12.50 per share; and warrants to purchase 17,392 shares of common stock issuable at $0.48 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

Stock Options

The following is a summary of the stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	1,136,753	$3.93
Granted	1,731,500	$0.80
Forfeited	(194,704)	$2.12
Outstanding, September 30, 2017	2,673,549	$2.04

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2017 was $0.54. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2017:

Dividend yield	0.0%
Expected volatility	76.96%
Risk-free interest rate	2.16%
Expected lives (years)	6.25

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

The Company recognized $122,657 and $96,020 in stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively and $367,800 and $434,859 in share-based option compensation expense for the nine months ended September 30, 2017 and 2016, respectively for the Company’s stock option awards. In addition to share-based option compensation, the Company also recognized $8,150 in common stock compensation expense for one of its employees for the three and nine months ended September 30, 2016.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding at September 30, 2017:

Options Outstanding			Options Vested and Exercisable
Balance as of 9/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,673,549	8.5	$2.04	953,120	7.0	$3.87

As of September 30, 2017, the unrecognized stock-based compensation expense related to unvested stock options was $1,761,037, which is expected to be recognized over a weighted average period of approximately 16.7 months.

Restricted Stock

The Company recognized $16,314 and $0 in stock-based compensation expense for employees related to restricted stock awards during the three months ended September 30, 2017 and 2016, respectively and $152,521 and $0 in stock-based compensation expense for employees related to restricted stock awards during the nine months ended September 30, 2017 and 2016, respectively. The Company recognized $5,000 and $14,579 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services during the three months ended September 30, 2017 and 2016, respectively and $26,000 and $17,496 during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there were 291,375 restricted stock awards granted to employees, all of which were unvested.

Total stock-based compensation expense, including restricted stock and stock options was $546,321 and $460,505 for the nine months ended September 30, 2017 and 2016, respectively.

8. Financing

Rights Offering

On September 15, 2017 the Company filed a registration statement on Form S-1 with the SEC for a proposed rights offering to holders of its common stock and holders of its warrants pursuant to which each such holder was issued non-transferrable subscription rights to purchase one share of our common stock for each share of common stock owned at, and each share of common stock into which the warrants held by them were exercisable, on October 13, 2017, subject to a pro rata reduction if the basic subscription rights are exercised for an amount in excess of 12,000,000 shares of common stock. Each subscription right entitled the holder to purchase one share of our common stock at a subscription price equal to $0.62 per share of our common stock. The prospectus was declared effective by the SEC on October 19, 2017 (File No. 333-220470). We terminated the rights offering on November 8, 2017 and all subscription payments received by the subscription agent for the rights offering will be promptly returned.

At the Market Offering

The Company had entered into an at-the-market Issuance Sales Agreement with FBR Capital Markets Co. pursuant to which it has sold shares of its common stock through FBR by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of shares of common stock have been made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-199274) filed with the U.S. Securities and Exchange Commission (“SEC”), the base prospectus, dated October 23, 2014, filed as part of such registration statement and the prospectus supplement, dated August 15, 2016. FBR was entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the sales agreement. Beginning in August 2016 and through December 31, 2016, the Company sold 4,791,377 shares of common stock under the FBR Sales Agreement resulting in net proceeds of approximately $6.8 million. For the nine months ended September 30, 2017, the Company has sold an additional 2,348,580 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $2.3 million after FBR’s commission and other expenses. On November 3, 2017 the Company terminated its At Market Issuance Sales Agreement with FBR.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

9. Grant and Licensing Revenues

In June 2016, Pelican entered into a Cancer Research Grant Contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a three-year period from June 1, 2016 through May 31, 2019.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

The Company recognized grant revenue of approximately $0.5 million and $0.9 million in the three and nine months ended September 30, 2017 for qualified expenditures under the grant. The Company had no grant revenue related to CPRIT during the respective periods in 2016. The Company recognized $0.2 million of research funding revenue for research and development services, which included labor and supplies, provided to Shattuck Labs, Inc. (“Shattuck”)  in the three and nine months ended September 30, 2016.  As of September 30, 2017, the Company had deferred revenue of $0.9 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,504,178)	$(1,663,988)	$(9,053,987)	$(9,431,241)
Net loss: Non-controlling interest	(203,371)	(47,042)	(344,328)	(329,471)
Net loss attributable to Heat Biologics, Inc.	$(2,300,807)	$(1,616,946)	$(8,709,659)	$(9,101,770)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	35,786,606	19,420,026	32,695,360	15,371,267
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.06)	$(0.08)	$(0.27)	$(0.59)

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Nine Months Ended September 30,
	2017	2016
Outstanding stock options	2,673,549	1,219,847
Outstanding restricted stock units	291,375	—
Outstanding common stock warrants	3,103,963	4,193,410

11. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 30, 2017, a full valuation allowance has been provided against certain deferred tax assets as it is currently deemed more likely than not that the benefit of such net tax assets will not be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2017, and December 31, 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of September 30, 2017, and December 31, 2016, the Company had no such accruals.

12. Subsequent Event

The Company terminated the rights offering described in footnote 8 above on November 8, 2017.

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

OVERVIEW

We are an immuno-oncology company developing novel therapies designed to activate a patient’s immune system against cancer utilizing an engineered form of the protein, gp96, a potent immune response stimulator and the basis of our core technology. Our platform technologies are designed to turn “cold” tumors “hot” by increasing the ability of tumor infiltrating lymphocytes (TILs) to attack the tumor. We do this by addressing two distinct, but synergistic mechanisms-of-action: robust activation and proliferation of CD8+ T-cells, or “killer” T-cells, and T-cell co-stimulation. Our highly specific T-cell-stimulating therapeutic platform technologies, ImPACT® (Immune Pan-Antigen Cytotoxic Therapy) and ComPACT™ (Combination Pan-Antigen Cytotoxic Therapy), are intended to activate and, in the case of ComPACT™, also co-stimulate “killer” T-cells.  Most recently, we acquired two additional T-cell co-stimulators through the acquisition of Pelican Therapeutics, Inc. (“Pelican”), broadening our pipeline and strengthening our portfolio in the emerging T-cell activation space.

Through our ImPACT® platform technology, we have developed product candidates that consist of live, allogeneic “off-the-shelf” genetically-modified, irradiated human cancer cells. These cells are intended to secrete a broad spectrum of Cancer Testis Antigens (CTA) together with the gp96 protein. The secreted antigen gp96-Ig-CTA complexes are designed to activate a patient’s adaptive, T-cell mediated immune system to recognize and kill cancer cells. Gp96 has been shown to assist in tumor rejection by delivering multiple, mutated tumor proteins to immune cells to stimulate a CD-8+ immune response against a patient’s cancer cells. Our ImPACT® technology achieves this by reprogramming live tumor cells to secrete gp96, along with their chaperoned tumor antigens; thereby, transforming the allogeneic cells into machines that activate a robust “killer” CD8+ T-cell immune attack against a patient’s cancer.

Our ComPACT™ platform technology, currently in preclinical development, is a dual-acting immunotherapy, combining a pan-antigen T-cell activator and a T-cell co-stimulator in a single product, offering the potential benefits of combination immunotherapy without the need for multiple, independent biologic products.  The platform has been engineered to incorporate various fusion proteins targeting co-stimulatory receptors (OX40, ICOS, GITR, etc.) into the gp96-Ig expression vector, enabling the combination of two immunotherapy pathways into a single therapy.

Using our ImPACT® platform technology, we developed the product candidate, HS-110 (viagenpumatucel-L), as a potential treatment for patients with non-small cell lung cancer (“NSCLC”). We are conducting a Phase 2 clinical trial evaluating HS-110 in combination with multiple treatment regimens including nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD-1 checkpoint inhibitor, to treat patients with NSCLC whose cancers have progressed after first-line therapy. Primary and secondary trial endpoints include safety and tolerability, immune response, and tumor response. Trial enrollment is currently ongoing.

In the first quarter of 2017, a study steering committee reviewed data on 15 patients enrolled in the HS-110/nivolumab treatment arm, and approved the advancement from phase 1b to phase 2. At that time, 15 patients had been treated with the HS-110/nivolumab combination, and 12 of these 15 patients were evaluable for ELISPOT analysis. ELISPOT results suggest that HS-110 plays an integral role in tumor reduction and may enhance efficacy of checkpoint inhibitors in lung cancer patients. Immune responses to HS-110 were observed in all five patients that exhibited tumor reductions. No tumor reductions were observed in patients that did not mount an immune response to HS-110. The timing of immune response to HS-110 corresponded to the timing of observed clinical responses, and those responses appear to be sustained.

On April 28, 2017, we completed the acquisition of 80% of Pelican’s common stock. Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. PTX-25/35, Pelican’s lead product candidate targeting the T-cell co-stimulator, TNFRSF25, combined with immunotherapies, including ImPACT® and ComPACT™, may have the ability to activate memory CD8+ cytotoxic T-cells and eliminate tumor cells in patients. PTX-25/35 is designed to harness natural immune mechanisms to reprogram the immune system and provide a long-term, durable effect after a short course of therapy. PTX-15, Pelican’s second product candidate, is a human TL1A-lg fusion protein designed to expand the Treg population in vivo to provide control of the regulatory arm of our immune system, and can be used in immuno-oncology and other immune disorders. We believe this is important because many leading global pharmaceutical companies are focused on T-cell co-stimulators to enhance the effectiveness of their existing immuno-oncology therapies.

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

Recent Developments

On September 15, 2017 the Company filed a registration statement on Form S-1 with the SEC for a proposed rights offering pursuant to which holders of our common stock and holders of our warrants were issued non-transferrable subscription rights to purchase one share of our common stock for each share of common stock owned at, and each share of common stock into which the warrants held by them were exercisable on October 13, 2017, subject to a pro rata reduction if the basic subscription rights are exercised for an amount in excess of 12,000,000 shares of common stock. Each subscription right entitled the holder to purchase one share of our common stock at a subscription price equal to $0.62 per share of our common stock. The prospectus went into effect October 19, 2017 (File No. 333-220470). We terminated the rights offering on November 8, 2017 and all subscription payments received by the subscription agent for the rights offering will be promptly returned.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2017 and 2016

Revenues

For the quarter ended September 30, 2017, we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant. As of September 30, 2017 the Company had deferred revenue of $7.4 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. For the quarter ended September 30, 2016, we recognized $0.2 million of research funding revenue for research and development services, which included labor and supplies, provided to Shattuck which research funding agreement terminated January 31, 2017. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses increased 8% to approximately $1.8 million for the quarter ended September 30, 2017 compared to $1.7 million for the quarter ended September 30, 2016. The components of R&D expense are as follows:

	Three Months Ended,
	September 30,
	2017	2016
Programs
HS-110	$0.6	$0.2
HS-410	0.1	0.5
HS-120	0.0	0.0
Other programs	0.2	0.2
Unallocated research and development expenses	0.9	0.8
	$1.8	$1.7

•

HS-110 expense increased $0.4 million, primarily attributable to CMC activities, as well as continued patient enrollment as we advance into Phase 2 of our multi-arm trial. HS-410 expense decreased $0.4 million due to the current phase of the trial where in patients are in long-term follow-up for recurrence-free survival. Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs increased approximately $0.1 million primarily related to the increase in consultant fees and travel and other costs offset by a decrease in personnel costs.

General and administrative expense. General and administrative expense increased 45% to $1.2 million for the quarter ended September 30, 2017 compared to $0.8 million for the quarter ended September 30, 2016. The $0.4 million increase is primarily attributable to the increase in personnel costs as we establish our Texas operations associated with our Pelican subsidiary.

Other income, net. Other income decreased to $31,768 for the quarter ended September 30, 2017 compared to $734,509 for the quarter ended September 30, 2016. Other income is primarily related to the reimbursement of taxes expensed during the previous quarter associated with clinical trial execution in Australia and foreign exchange gains related to the Australian dollar. The decrease is primarily related to the annual 2015 R&D Australian tax credit received during the quarter ended September 30, 2016.

Interest expense. Interest expense was $0 for the quarter ended September 30, 2017 compared to $0.1 million for the quarter ended September 30, 2016. Interest expense during the quarter ended September 30, 2016 was attributable to the bank loan we held at that time. In December 2016, we repaid the loan in total.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $2.3 million, or ($0.06) per basic and diluted share for the quarter ended September 30, 2017 compared to a net loss of $1.6 million, or ($0.08) per basic and diluted share for the quarter ended September 30, 2016.

Comparison of the Nine Months ended September 30, 2017 and 2016

Revenues

For the nine months ended September 30, 2017, we recognized $0.9 million of revenue primarily for grant revenue of qualified expenditures under the CPRIT grant.  We also recognized research funding revenue for research and development services, which included labor and supplies, provided to Shattuck which research funding agreement ended January 31, 2017. We recognized $0.2 million research funding revenue for research and development services, provided to Shattuck for the nine months ended September 30, 2016. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses decreased by 19% to approximately $5.8 million for the nine months ended September 30, 2017 compared to $7.1 million for the nine months ended September 30, 2016 as we focused on the checkpoint and HS-110 combination NSCLC programs. The components of R&D expense are as follows:

	Nine Months Ended,
	September 30,
	2017	2016
Programs
HS-110	$2.0	$1.1
HS-410	0.6	2.5
HS-120	0.1	0.3
Other programs	0.4	0.7
Unallocated research and development expenses	2.7	2.5
	$5.8	$7.1

•

HS-110 expense increased $0.9 million, primarily attributable to CMC activities, as well as continued patient enrollment as we advance into Phase 2 of our multi-arm trial. HS-410 expense decreased $1.9 million due to the current phase of the trial in which patients are in long-term follow-up for recurrence-free survival. HS-120, ComPACT™ decreased $0.2 million due to reductions in CMC activities. Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs increased approximately $0.2 million primarily related to the increase in consultant fees and travel and other costs offset by a decrease in personnel costs.

General and administrative expense. General and administrative expense increased 46% to $4.3 million for the nine months ended September 30, 2017 compared to $2.9 million for the nine months ended September 30, 2016. The $1.4 million increase is primarily attributable to the $0.8 million increase in professional services, consultants and other third party expenses, as well as $0.6 million related to the acquisition of Pelican.

Balance Sheet at September 30, 2017 and December 31, 2016

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $1.9 million as of September 30, 2017 and $0.3 million as of December 31, 2016. The $1.6 million increase was attributable to the amount paid in advance for cGMP production of our PTX-35 antibody and PTX-15 fusion protein, as well as an increase in in the amount paid in advance for CMC material as we progress our clinical trial studies for HS-110.

In-Process R&D and Goodwill. As of September 30, 2017, the Company recorded in-process R&D of $5.9 million and goodwill of $2.2 million from its acquisition of Pelican Therapeutics, Inc. The Company had no in-process R&D nor goodwill as of December 31, 2016.

Accounts Payable. Accounts payable was approximately $1.2 million as of September 30, 2017 compared to approximately $0.3 million as of December 31, 2016. The increase of approximately $0.9 million was related to payables for CMC and clinical trial activities and for our R&D programs, as well as increase in payables associated with our Pelican subsidiary.

Deferred Revenue. As of September 30, 2017, we had deferred revenue of $0.9 million for proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met. We had no deferred revenue as of December 31, 2016.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $1.0 million as of September 30, 2017 compared to approximately $1.3 million as of December 31, 2016. The decrease of approximately $0.3 million was related to 2016 employee bonuses which were accrued at December 31, 2016 but subsequently paid in January 2017 as well as expenses related to our acquisition.

Other Long-Term Liabilities. Long term liabilities were $0.4 million as of September 30, 2017 and $0.5 million as of December 31, 2016. The minimal decrease was attributable to the percent of investigator site fees that are held back until the clinical study is complete reclassed to current liabilities.

Contingent Consideration. As of September 30, 2017 the Company had contingent consideration of $2.4 million related to its acquisition and is recorded on our consolidated balance sheets. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. The Company performs an analysis on a quarterly basis and as of September 30, 2017, the Company determined the change in the estimated fair value of the contingent consideration during the quarter was nominal. The Company had no contingent consideration as of December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We commenced active operations in June 2008. To date, we have not generated any significant revenues and have primarily financed our operations with net proceeds from the private placement of our preferred stock, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million and an additional $3.9 million as of September 30, 2017 from the exercise of 3,863,429 warrants, and our March 2017 Public Offering in which we received net proceeds of $4.1 million. In addition, we have received $9.3 million of net proceeds from sales through the At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. through September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $65.7 million. We had net losses of $9.1 million and $9.4 million for the nine months ended September 30, 2017 and 2016, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates. We are currently devoting much of our resources to developing HS-110 and other combination therapies, including conducting clinical trials as well as providing additional matching funds necessary for Pelican to access its grant funding from CPRIT.  In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise.  Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.  To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions in order to focus our resources on our product candidates. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2017, we had $4.3 million in cash and cash equivalents. This amount does not include the $6.5 million CPRIT funds received October 3, 2017.

Our cash and cash equivalents are currently held in an interest-bearing checking and money market accounts.

Cash Flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due to a decrease in clinical and regulatory expenses as we focus our attention on Phase 2 of our HS-110 multi-arm clinical trial.

Investing activities.  Cash used in investing activities were primarily for our acquisition of Pelican for the nine months ended September 30, 2017. Cash provided by investing activities for the nine months ended September 30, 2016 was primarily from proceeds from maturities of various short-term investments offset by the purchase of property and equipment. After the quarter ended March 31, 2016, we no longer hold short-term investments.

Financing activities.  Cash provided by financing activities during the nine months ended September 30, 2017 was from the March 2017 public offering which generated net proceeds of approximately $4.1 million, as well as $2.3 million net proceeds from the FBR sales agreement. Cash provided by financing activities during the nine months ended September 30, 2016 was from the March 2016 public offering which generated net proceeds of approximately $6.1 million, an additional $2.8 million from the exercise of 2,773,982 warrants, and net proceeds of approximately $2.8 million from the FBR sales agreement.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During the course of the quarter, we identified a material weakness in our controls relating to accounting for significant transactions, as described below. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

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

In order to remediate this material weakness, we have implemented the following steps to improve the overall processes of identifying and reviewing purchase accounting considerations beyond the recording of the initial purchase price:

•

Add additional considerations to our processes to address the accounting for and financial statement presentation of activities that occur beyond the initial purchase accounting and subsequent adjustments to purchase accounting; and

•

Perform additional internal review processes to ensure the appropriate accounting and disclosure of significant transactions.

Based on these measures and the progress made during the quarter ended September 30, 2017, management believes that the material weakness will be remediated by the end of the fiscal year. Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly.

Other than the identification of the material weakness related to the acquisition of Pelican, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the period ended September 30, 2017.

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

For the nine months ended September 30, 2017 and 2016, we incurred a net loss of $9.1 million and $9.4 million, respectively. We have an accumulated deficit of $65.7 million through September 30, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the nine months ended September 30, 2017, our operating activities used net cash of approximately $9.4 million and as of September 30, 2017 our cash and cash equivalents were approximately $4.3 million. During the year ended December 31, 2016, our operating activities used net cash of approximately $13.5 million and as of December 31, 2016 our cash and cash equivalents were approximately $7.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2017, our accumulated deficit totaled approximately $65.7 million and as of December 31, 2016, our accumulated deficit totaled approximately $57.0 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents will allow us to complete the enrollment of additional patients in the Phase 2 clinical trial for HS-110; however, if the trial design or size were to change, we may need to raise money earlier than anticipated.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, which we expect will include sales of common stock through at-market-issuances, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to meet the requirements for use of at-market-issuance agreements, especially in light of the fact that we are subject to the smaller reporting company requirements, or to complete any such transactions on acceptable terms or otherwise. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

HEAT BIOLOGICS, INC.

Date: November 13, 2017	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2017	By:	/s/ Ann A. Rosar
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