Form 10-Q
period 2018-03-31
HEAT BIOLOGICS, INC.
filed 2018-05-15
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

As of May 11, 2018, there were 18,352,251 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Current Assets
Cash and cash equivalents	$8,962,472	$9,763,067
Accounts receivable	5,399	14,833
Prepaid expenses and other current assets	1,652,740	1,967,257
Total Current Assets	10,620,611	11,745,157

Property and Equipment, net	661,957	286,891

Other Assets
Restricted cash	1,170	2,292
In-process R&D	5,866,000	5,866,000
Goodwill	2,189,338	2,189,338
Deposits	79,219	69,798
Deferred financing costs	40,173	30,000
Total Other Assets	8,175,900	8,157,428

Total Assets	$19,458,468	$20,189,476

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,701,623	$1,033,680
Deferred revenue	6,273,861	7,026,388
Accrued expenses and other liabilities	1,558,661	2,276,431
Total Current Liabilities	9,534,145	10,336,499

Long Term Liabilities
Other long term liabilities	160,942	160,559
Deferred tax liability	1,302,220	1,302,220
Contingent consideration	2,620,407	2,609,289
Total Liabilities	13,617,714	14,408,567

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 100,000,000 shares authorized, 5,663,919 and 4,200,310 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	1,133	840
Additional paid-in capital	80,153,716	76,382,262
Accumulated deficit	(72,373,092)	(68,846,326)
Accumulated other comprehensive loss	(144,700)	(166,025)
Total Stockholders’ Equity– Heat Biologics, Inc.	7,637,057	7,370,751
Non-Controlling Interest	(1,796,303)	(1,589,842)
Total Stockholders’ Equity	5,840,754	5,780,909

Total Liabilities and Stockholders’ Equity	$19,458,468	$20,189,476

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, March 31,
	2018	2017
Revenue:
Grant and licensing revenue	$752,527	$24,240
Operating expenses:
Research and development	2,872,950	1,812,901
General and administrative	1,780,339	1,527,015
Change in fair value of contingent consideration	11,118	—
Total operating expenses	4,664,407	3,339,916

Loss from operations	(3,911,880)	(3,315,676)

Interest income	3,633	5,221
Other income, net	175,020	69,727
Total non-operating income, net	178,653	74,948

Net loss	(3,733,227)	(3,240,728)
Net loss – non-controlling interest	(206,461)	(50,791)
Net loss attributable to Heat Biologics, Inc.	$(3,526,766)	$(3,189,937)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.75)	$(1.18)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	4,709,553	2,695,762

Other comprehensive loss:
Net loss	(3,733,227)	(3,240,728)
Unrealized gain (loss) on foreign currency translation	21,325	(66,375)
Total other comprehensive loss	(3,711,902)	(3,307,103)
Comprehensive loss attributable to non-controlling interest	(206,461)	(50,791)
Comprehensive loss	$(3,505,441)	$(3,256,312)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2017	$840	$76,382,262	$(68,846,326)	$(166,025)	$(1,589,842)	$5,780,909
Issuance of common stock, 1,403,367 shares	281	3,573,099	—	—	—	3,573,380
Stock issuance costs	—	(173,526)	—	—	—	(173,526)
Stock-based compensation	12	371,881	—	—	—	371,893
Other comprehensive gain	—	—	—	21,325	—	21,325
Net loss	—	—	(3,526,766)	—	(206,461)	(3,733,227)
Balance at March 31, 2018	$1,133	$80,153,716	$(72,373,092)	$(144,700)	$(1,796,303)	$5,840,754

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2018	2017

Cash Flows from Operating Activities
Net loss	$(3,733,227)	$(3,240,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,075	33,113
Stock-based compensation	371,893	248,745
Change in fair value of contingent consideration	11,118	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	9,422	80,555
Prepaid expenses and other current assets	305,097	61,611
Deferred financing costs	(10,173)	—
Accounts payable	667,605	442,007
Deferred revenue	(752,527)	—
Accrued expenses and other liabilities	(717,770)	(551,369)
Other long term liabilities	383	(39,920)
Net Cash Used in Operating Activities	(3,804,104)	(2,965,986)

Cash Flows from Investing Activities
Purchase of property and equipment	(419,141)	(5,555)
Net Cash Used in Investing Activities	(419,141)	(5,555)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	—	4,183,000
Proceeds from the issuance of common stock, net of commissions	3,573,380	2,357,479
Stock issuance costs	(173,526)	(214,237)
Net Cash Provided by Financing Activities	3,399,854	6,326,242

Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,674	(67,431)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(801,717)	3,287,270

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	9,765,359	7,943,838

Cash, Cash Equivalents and Restricted Cash – End of Period	$8,963,642	$11,231,108

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On January 19, 2018, the Company announced a reverse stock split of its shares of common stock at a ratio of one-for-ten. The reverse stock split took effect at 11 p.m. ET on January 19, 2018, and the Company’s common stock began to trade on a post-split basis at the market open on January 22, 2018. During the Company’s annual stockholders meeting held June 29, 2017, shareholders approved the Company’s reverse stock split, and granted the board of directors the authority to implement and determine the exact split ratio. When the reverse stock split became effective, every 10 shares of our issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock from approximately 42 million shares to approximately 4.2 million. It also subsequently adjusted outstanding options issued under the Company’s equity incentive plan and outstanding warrants to purchase common stock.

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.

The consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018 (the “2017 Annual Report”).

On April 28, 2017, the Company completed the acquisition of an 80% controlling interest in Pelican Therapeutics, Inc. (“Pelican”), a related party prior to acquisition. Operations of Pelican are included in the consolidated statement of operations and comprehensive loss from the acquisition date.

The accompanying consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd. and Zolovax. Additionally, as of the three months ended March 31, 2018 the accompanying consolidated financials include Pelican. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2017 and March 31, 2018, the Company held a 92.5% controlling interest in Heat I and an 80% controlling interest in Pelican. All other subsidiaries are wholly owned. For the three months ended March 31, 2018 the Company recognized $92,323 in non-controlling interest for Heat I and $114,138 in non-controlling interest for Pelican. The Company accounts for its less than 100% interest in these subsidiaries in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an accumulated deficit of approximately $72.4 million as of March 31, 2018 and a net loss of approximately $3.7 million for the three months ended March 31, 2018, and has not generated significant revenue or positive cash flows from operations. In May 2018 the Company raised approximately $18.6 million on a public offering. On April 28, 2017, the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition, was completed. Pelican has been awarded a $15.2 million grant to fund preclinical and some clinical activities from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT grant is subject to customary CPRIT funding conditions. The Company believes the acquisition aligns its strategic focus and strengthens its position in the T-cell activation arena.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of deposits held by the US Patent and Trademark Office.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, income taxes and stock-based compensation. Actual results may differ from those estimates.

Segments

The Company has one reportable segment - the development of immunotherapies designed to activate and expand a patient's T-cell mediated immune system against cancer.

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

Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually on the anniversary of the acquisition, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company will qualitatively test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. No impairment existed at March 31, 2018.

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

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company will reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities are presented in long-term liabilities in the consolidated balance sheets (see Note 2).

Revenue Recognition

Effective January 1, 2018, the Company has adopted on a modified retrospective basis Accounting Standards Codification (ASC) Topic 606.

The Company’s sole source of revenue is grant revenue related to the CPRIT contract, which is being accounted for under ASC 606. ASC 606 introduces a new framework for analyzing potential revenue transactions by identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the Company satisfies a performance obligation.

The performance obligations of the Contract include developing a human TNFRSF25 agonist antibody for use in cancer patients through research and development efforts and a noncommercial license from CPRIT-funded research to CPRIT and other government agencies and institutions of higher education in Texas.

Management has concluded that the license and R&D services should be combined into a single performance obligation as both are highly interdependent - a license cannot be effectively granted without the corresponding research basis and CPRIT cannot benefit from the license without the R&D services and are therefore not capable of being distinct.

The CPRIT grant covers a three-year period from June 1, 2017 through May 31, 2019, for a total grant award of up to $15.2 million.   CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017. The next tranche of funding is expected to be requested and received in late 2018. Funds received are reflected in deferred revenue as a liability until revenue is earned.  Grant revenue is recognized when qualifying costs are incurred. As of March 31, 2018, the deferred revenue balance was $6.3 million with $2.2 million recognized as revenue since contract inception.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consists primarily of the amount paid in advance for cGMP production of our PTX-35 antibody and PTX-15 fusion protein for Pelican, as well as Chemistry Manufacturing and Control (“CMC”) material for our clinical trial studies for HS-110.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the Company's Form 10-K and have not changed significantly since such filing.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2018-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not determined the impact of this standard and does not plan early adoption of this standard.

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. ASU 2016-18 requires the statement of cash flows to be a reconciliation between beginning and ending cash balances inclusive of restricted cash balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. The Company adopted this ASU for the year ending December 31, 2018. The adoption of this standard resulted in the removal of changes in Restricted Cash from the Consolidated Statements of Cash Flows of $1,170 and $101,176 for the quarters ended March 31, 2018 and 2017, respectively and inclusion of these amounts as part of the starting and ending cash balances.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. The Company’s adoption of this standard in the first quarter of 2018 did not have a significant impact to the Company’s consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Acquisition of Pelican Therapeutics

On April 28, 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. Operations of Pelican are included in the consolidated statements of operations and comprehensive loss from the acquisition date. Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, the Company paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million minus certain liabilities (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 133,106 shares of the Company’s restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). As of March 31, 2018, the Cash Consideration of approximately $0.3 million was distributed to the Participating Pelican Stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss.

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

The fair value of these future milestone payments are reflected in the contingent consideration account under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 7.68% based on the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. The Company performs an analysis on a quarterly basis and as of March 31, 2018, the Company determined the change in the estimated fair value of the contingent consideration was $11,118 for the quarter ended March 31, 2018.

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

In May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to allow Pelican to develop PTX-35 through a 70-patient Phase 1 clinical trial. The Phase 1 clinical trial will be designed to evaluate PTX-35 in combination with other immunotherapies. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the three year project.

Pelican has contributed net revenue and net loss of $0.8 million and $0.6 million, respectively, which are included in the Company’s consolidated statement of operations for the three months ended March 31, 2018.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2018 and 2017, as if we had completed the Pelican acquisition at the beginning of fiscal 2017. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

	Three Months Ended March 31,
	2018	2017
Revenue	$752,527	$24,240
Net loss	(3,733,227)	(3,629,944)
Net loss: Non-controlling interest	(206,461)	(128,634)
Net loss attributable to Heat Biologics, Inc.	$(3,526,766)	$(3,501,310)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.75)	$(1.24)

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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

Contingent Consideration
Balance at December 31, 2017	$2,609,289
Change in fair value	11,118
Balance at March 31, 2018	$2,620,407

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31, 2018	December 31, 2017

Prepaid manufacturing expense	$1,433,010	$1,551,597
Prepaid insurance	125,000	218,750
Other prepaid expenses	94,730	87,937
Other current assets	—	108,973
	$1,652,740	$1,967,257

5. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017

Furniture and fixtures	$55,883	$55,883
Computers	42,323	41,333
Lab equipment	1,063,351	645,433

Total	1,161,557	742,649
Accumulated depreciation	(499,600)	(455,758)

Property and equipment, net	$661,957	$286,891

Depreciation expense was $44,075 and $33,113 for the three months ended March 31, 2018 and 2017, respectively.

6. Accrued Expenses and other payables

Accrued expenses and other payables consist of the following:

	March 31, 2018	December 31, 2017

Accrued clinical trial and other expenses	$1,211,009	$1,504,240
Compensation and related benefits	74,807	542,433
Deferred rent	22,754	27,458
Patent fees	45,000	40,000
Other expenses	205,091	162,300
	$1,558,661	$2,276,431

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stock-Based Compensation

Common Stock Warrants

In connection with the March 23, 2017 public offering the Company issued warrants to purchase 682,500 shares of common stock with an exercise price of $10.00 per share and expire five years from the issuance date. In connection with the Company’s July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 12,500 shares of common stock issuable at $125.00 per share upon exercise and expire five years from the issuance date. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction of which 1,738 warrants remain outstanding.  The warrants have an exercise price of $4.80 per share and expire ten years from the issuance date. During the three months ended March 31, 2018 and 2017 no warrants were exercised. As of March 31, 2018, the Company has outstanding warrants to purchase 296,159 shares of common stock issuable at $10.00 per share; warrants to purchase 12,500 shares of common stock issuable at $125.00 per share; and warrants to purchase 1,738 shares of common stock issuable at $4.80 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	266,870	$19.57
Granted	173,336	3.97
Forfeited	(13,813)	35.68
Outstanding, March 31, 2018	426,393	$12.71

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2018 was $2.84. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2018:

Dividend yield	0.0%
Expected volatility	83.96%
Risk-free interest rate	2.34%
Expected lives (years)	6.3

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized $133,807 and $121,725 in stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively for the Company’s stock option awards. The following table summarizes information about stock options outstanding at March 31, 2018:

Options Outstanding			Options Vested and Exercisable
Balance as of 3/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
426,393	8.7	$12.71	143,666	7.4	$26.16

As of March 31, 2018, the unrecognized stock-based compensation expense related to unvested stock options was $2,112,649, which is expected to be recognized over a weighted average period of approximately 15.9 months.

Restricted Stock

The Company recognized $234,131 and $116,520 in stock-based compensation expense for employees related to restricted stock awards during the three months ended March 31, 2018 and 2017, respectively. The Company recognized $3,955 and $10,500 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there were 63,331 restricted stock awards granted to employees and non-employees, all of which were unvested.

Total stock-based compensation expense, including restricted stock and stock options was $371,893 and $248,745 for the three months ended March 31, 2018 and 2017, respectively.

8. Financing

At the Market Offering

On January 18, 2018, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, (“HCW”) as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.0002 per share for the sale of up to $3,658,000 of shares of the Company’s common stock and on March 15, 2018 issued a prospectus supplement for an additional aggregate offering price of up to $1,300,000. Sales of shares of common stock have been made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-221201) filed with the U.S. Securities and Exchange Commission (“SEC”), the base prospectus, dated November 13, 2017. As of March 31, 2018 the Company sold 1,403,367 shares of common stock under the HCW Sales Agreement resulting in net proceeds of approximately $3.5 million.

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

The Company recognized grant revenue of approximately $0.8 million during the three months ended March 31, 2018. The Company had no grant revenue related to CPRIT during the three months ended March 31, 2017. The Company recognized $0.02 million of research funding revenue for research and development services, which included labor and supplies, provided to Shattuck Labs, Inc. (“Shattuck”) during the three months ended March 31, 2017.  As of March 31, 2018, the Company had deferred revenue of $6.3 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,733,227)	$(3,240,728)
Net loss: Non-controlling interest	(206,461)	(50,791)
Net loss attributable to Heat Biologics, Inc.	$(3,526,766)	$(3,189,937)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	4,709,553	2,695,762
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.75)	$(1.18)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Three Months Ended March 31,
	2018	2017
Outstanding stock options	426,393	215,407
Outstanding restricted stock units	63,331	37,762
Outstanding common stock warrants	310,397	310,397

11. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of March 31, 2018, a full valuation allowance has been provided against certain deferred tax assets as it is currently deemed more likely than not that the benefit of such net tax assets will not be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2018, and December 31, 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2018, and December 31, 2017, the Company had no such accruals.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Subsequent Event

On May 7, 2018, the Company closed an underwritten public offering (the “Offering”) in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (A.G.P.), as representative of the underwriters, dated May 2, 2018 we issued and sold (i) 4,875,000 shares of common stock (inclusive of 1,875,000 shares of common stock subject to the over-allotment option, which was exercised in full) together with a number of common warrants to purchase 2,437,500 shares of its common stock (inclusive of warrants to purchase 937,500 shares of common stock subject to the over-allotment option, which was exercised in full), and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of our common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant, and the gross proceeds received by the Company at the closing of the Offering on May 7, 2018 pursuant to such sales were approximately $20.7 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses. As of May 11, 2018, we issued 7,813,332 shares of common stock upon the exercise of pre-funded warrants.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 2, 2018 (the “2017 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

We are a biopharmaceutical company developing approaches to activate and co-stimulate a patient’s immune system against cancer. Our co-stimulatory antibody is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. Our T-cell activating platform (TCAP) produces therapies designed to turn immunologically “cold” tumors “hot,” and can be administered in combination with checkpoint inhibitors and other immuno-modulators to increase clinical efficacy.  Unlike many other “patient specific” immunotherapy approaches, our drugs are “off-the-shelf,” which means that we can administer drug immediately without extracting patient material at a substantially lower cost of goods sold. Our TCAP product candidates from our ImPACT® and ComPACT™ platforms are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. We are currently enrolling patients in our Phase 2 clinical trial for advanced NSCLC, in combination with Bristol-Myers Squibb’s nivolumab (Opdivo®). We also have numerous pre-clinical programs at various stages of development.

Heat’s pipeline includes two TCAPs, ImPACT® and ComPACT™. The ImPACT® platform is based on product candidates that consist of live, allogeneic “off-the-shelf” genetically-modified, irradiated human cancer cells. These cells secrete a broad spectrum of CTAs, classified functionally as tumor specific neoantigens, chaperoned by the gp96 protein. Our ImPACT® technology achieves this by reprogramming live tumor cells to secrete gp96, to serve as a chaperone for tumor antigens to activate and expand T-cell immunity; thereby, transforming the allogeneic cells into machines that activate a robust “killer” CD8+ T cell immune attack against a patient’s cancer. Unlike autologous or “personalized” monotherapy approaches that either require the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment, our product candidates are fully allogeneic, and do not require extraction of individual patient’s material or custom manufacturing. As a result, our product candidates can be mass-produced and have the ability to be readily available for immediate patient use.  Because each patient receives the same treatment, we believe that our immunotherapy approach offers logistical, manufacturing and other cost benefits, compared to patient-specific or precision medicine approaches.

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

Currently we are enrolling patients in our HS-110 combination immunotherapy trial, preparing for IND submission of HS-130, and advancing pre-clinical development of Pelican assets, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and no revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

•

operate as a public company.

Recent Developments

On February 27, 2018, at the 2018 Keystone Symposia Conference, Immunological Memory: Innate, Adaptive and Beyond (XI1), we presented interim results from our Phase 2 study investigating HS-110 in combination with Bristol-Myers Squibb’s anti-PD-1 checkpoint inhibitor, nivolumab (Opdivo®), in patients with advanced NSCLC whose cancers have progressed after treatment with one or more lines of therapy.

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

Pursuant to the authority granted to our board of directors by our stockholders at the 2017 Annual Meeting of Stockholders, our board of directors authorized a one-for-ten reverse stock split, which was effected on January 19, 2018. As a result of the stock split, the total number of shares of common stock was reduced to approximately 4.2 million shares for all stockholders of record and the conversion ratio for all instruments convertible into or exercisable for shares of common stock, including stock options and warrants, was proportionately adjusted. The reverse stock split was implemented in order to remain compliant with the NASDAQ Capital Market minimum stock price continued listing requirements.  On February 5, 2018, we were notified by the NASDAQ Capital Market that we had regained compliance with the minimum stock price continued listing requirement.

On March 11, 2018, our board of directors declared a dividend of one common share purchase right (a “Right”) for each outstanding share of our common stock. Each Right initially entitles the registered holder to purchase from us one share of common stock at a price of $14.00 per share of our common stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 11, 2018, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Expiration date of the Right Agreement is the earlier of March 11, 2019 or contingent on various other factors per the Rights Agreement. The Rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of a hostile takeover of the Company, to guard against two-tier or partial tender offers, open market accumulations and other tactics designed to gain control of the Company without paying all stockholders a fair price, and to enhance the board of director’s ability to negotiate with any prospective acquirer.

On March 26, 2018, we reported 2-year recurrence rate data from the Phase 2 trial evaluating HS-410 (vesigenurtacel-L) in combination with standard of care, Bacillus Calmette-Guérin (BCG), for the treatment of non-muscle invasive bladder cancer (NMIBC). We had previously discontinued our HS-410 program in order to focus our resources on current and future checkpoint combination trials, including its HS-110 Phase 2 lung cancer program in combination with Bristol-Myers Squibb’s checkpoint inhibitor nivolumab. However, in keeping with clinical trial guidance, we continued to monitor all patients enrolled in the study for a 2-year duration. Within the subgroup of patients who received the low dose of our ImPACT® HS-410 with standard of care BCG and who demonstrated a positive immune response, 10 out of 10 (100%) remained disease free after a 2-year period. A positive immune response was defined as 2-fold or greater increase from baseline of CD8+ T cells in peripheral blood as measured by ELISPOT analysis.

On April 18, 2018, we provided guidance on upcoming clinical milestones for HS-110 in NSCLC, our ComPACT™ platform, as well our Pelican subsidiary's co-stimulator antibody, PTX-35, for the next four quarters. Anticipated clinical milestones for HS-110 include an interim data readout in Q4 2018 and a final Phase 2 data readout in Q2 2019, followed by a Phase 3-ready NSCLC program in Q3 2019. Expected PTX-35 milestones include receipt of $6.9 million in CPRIT grant funds to support the enrollment of the first patient in a Phase 1 clinical trial in Q1 2019 and an interim data readout in Q3 2019. Additionally, we plan on enrolling our first patient in our ComPACT™ trial in Q4 2018 and anticipate an interim data readout in Q2 2019.

On May 7, 2018, we closed an underwritten public offering (the “Offering”) in which, pursuant to the underwriting agreement with A.G.P./Alliance Global Partners, as representative of the underwriters, dated May 2, 2018 we issued and sold (i) 4,875,000 shares of common stock (inclusive of 1,875,000 shares of common stock subject to the over-allotment option, which was exercised in full) together with a number of common warrants to purchase 2,437,500 shares of its common stock (inclusive of warrants to purchase 937,500 shares of common stock subject to the overallotment option, which was exercised in full), and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of our common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant, and the gross proceeds received by us at the closing of the Offering on May 7, 2018 pursuant to such sales were approximately $20.7 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses.  As of May 11, 2018, we issued 7,813,332 shares of common stock upon the exercise of pre-funded warrants.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2018 and 2017

Revenues

For the quarter ended March 31, 2018, we recognized $0.8 million of grant revenue for qualified expenditures under the CPRIT grant. As of March 31, 2018, we had deferred revenue of $6.3 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. For the quarter ended March 31, 2017, we recognized $0.02 million of research funding revenue for research and development services, which included labor and supplies, provided to Shattuck which research funding agreement terminated January 31, 2017. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses increased approximately 60% to $2.9 million for the quarter ended March 31, 2018 compared to $1.8 million for the quarter ended March 31, 2017. The components of R&D expense are as follows, in millions:

	Three Months Ended,
	March 31,
	2018	2017
Programs
HS-110	$1.0	$0.4
HS-410	0.1	0.3
HS-130	0.1	0.0
PTX 35/15	0.8	0.0
Other programs	0.1	0.1
Unallocated research and development expenses	0.8	1.0
	$2.9	$1.8

•

HS-110 expense increased $0.6 million, primarily attributable to CMC activities, as well as continued patient enrollment in the phase 2 portion of the clinical trial.

•

HS-410 expense decreased $0.2 million due to the current phase of the trial where in patients are in long-term follow-up for recurrence-free survival.

•

HS -130 expense increased by $0.1 million as we began developing clinical trial material for that program.

•

PTX expense for 2018 was $0.8 million as we began pre-clinical development of PTX-35 and PTX-15 against TNFRSF25 for testing in patients.

•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

General and administrative expense. General and administrative expense increased approximately 20% to $1.8 million for the quarter ended March 31, 2018 compared to $1.5 million for the quarter ended March 31, 2017. The $0.3 million increase is primarily attributable to the increase in personnel costs as we establish our Texas operations associated with our Pelican subsidiary.

Other income, net. Other income increased slightly to $0.2 million for the quarter ended March 31, 2018 compared to $0.1 million for the quarter ended March 31, 2017. In 2018, other income is primarily related to the release of escrow funds to us for payment of liabilities related to the Pelican acquisition. In 2017, other income was primarily related to foreign currency gains on several transactions in Australia.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $3.5 million, or ($0.75) per basic and diluted share for the quarter ended March 31, 2018 compared to a net loss of $3.2 million, or ($1.18) per basic and diluted share for the quarter ended March 31, 2017.

Balance Sheet at March 31, 2018 and December 31, 2017

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $1.7 million as of March 31, 2018 and $2.0 million as of December 31, 2017. The $0.3 million decrease is attributable to recognition of amounts over their respective amortization period.

In-Process R&D and Goodwill. As of March 31, 2018 and December 31, 2017, we had in-process R&D of $5.9 million and goodwill of $2.2 million from our acquisition of Pelican. The fair value of these assets did not change in the first quarter of 2018.

Accounts Payable. Accounts payable was approximately $1.7 million as of March 31, 2018 compared to approximately $1.0 million as of December 31, 2017. The increase of approximately $0.7 million is related to payables for CMC as well as increases in professional services fees.

Deferred Revenue. We had deferred revenue of $6.3 million and $7.0 million as of March 31, 2018 and December 31, 2017, respectively. This deferred revenue represents proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $1.6 million as of March 31, 2018 compared to approximately $2.3 million as of December 31, 2017. The decrease of approximately $0.7 million was related to 2017 employee bonuses which were accrued at December 31, 2017 but subsequently paid in January 2018.

Contingent Consideration. As of March 31, 2018, we had contingent consideration of $2.6 million related to its acquisition of Pelican. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and as of March 31, 2018, we determined the change in the estimated fair value of the contingent consideration during the quarter was $11,118.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We commenced active operations in June 2008. To date, we have primarily financed our operations with net proceeds from the private placement of our preferred stock, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million, an additional $3.9 million from the exercise of 386,343 warrants, our March 2017 public offering in which we received net proceeds of approximately $4.1 million, our November 2017 public offering in which we received net proceeds of approximately $2.4 million and our May 2018 public offering in which we received net proceeds of approximately $18.7 million. In addition, we received an aggregate of $9.3 million of net proceeds through our At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with B. Riley FBR, Inc. formerly known as FBR Capital Markets & Co. On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement that replaced the FBR Sales Agreement. To date, we received net proceeds of approximately $3.5 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. As of March 31, 2018, we have received $8.3 million in grant funding from the CPRIT Grant through Pelican. As of March 31, 2018, we had an accumulated deficit of $72.4 million. We had net losses of $3.7 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we intend to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of our common stock under the H.C. Wainwright Sales Agreement if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2018, we had approximately $9.0 million in cash and cash equivalents.

Our cash and cash equivalents are currently held in an interest-bearing checking and money market accounts.

Cash Flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily due to an increase in pre-clinical activities associated with our PTX programs.

Investing activities.  The use of cash in all periods was related to the purchase of property and equipment. The increase is due to the purchase of lab equipment as we establish our San Antonio facilities per the CPRIT Grant.

Financing activities.  The source of cash in all periods were from public offerings of stock and issuance of common stock through an at-the-market Issuance Sales Agreement with B. Riley FBR Inc., net of related stock issuance costs.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next twelve months. However, we expect to incur additional expenses as we continue our research and development programs. To meet our future financing needs, we intend to continue to consider multiple alternatives, including, but not limited to, additional equity financings, debt financings, partnerships, collaborations and other funding transactions. We are continually evaluating and monitoring our cash requirements and look to implement cost savings measures when necessary.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018 our Chief Executive Officer and Vice President of Finance concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS.

The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2017 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2017 Annual Report.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the three months ended March 31, 2018 and 2017, we incurred a net loss of $3.7 million and $3.2 million, respectively. We have an accumulated deficit of $72.4 million through March 31, 2018. For the years ended December 31, 2017 and 2016, we incurred a net loss of $12.4 million and $13.0 million, respectively. We have an accumulated deficit of $68.8 million through December 31, 2017. Pelican has also incurred net losses. Pelican’s results of operations since the date of its acquisition are included in the consolidated net loss of $12.4 million for the year ended December 31, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the three months ended March 31, 2018, our operating activities used net cash of approximately $3.8 million and as of March 31, 2018, our cash and cash equivalents were approximately $9.0 million. During the year ended December 31, 2017, our operating activities used net cash of approximately $6.3 million and as of December 31, 2017, our cash and cash equivalents were approximately $9.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2018, our accumulated deficit totaled approximately $72.4 million and as of March 31, 2017, our accumulated deficit totaled approximately $68.9 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents will allow us to continue the enrollment of additional patients in the Phase 2 clinical trial for HS-110; however, if the trial design or size were to change, we may need to raise money earlier than anticipated.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To meet our future financing needs, we intend to consider multiple alternatives, including, but not limited to, current and additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by the various rules of the SEC and the NASDAQ Capital Market that place limits on the number and dollar amount of securities that we may sell. There can be no assurance that we will be able to meet the requirements for use of at-market-issuance agreements, especially in light of the fact that we are subject to the smaller reporting company requirements, or to complete any such transactions on acceptable terms or otherwise. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities, or continue to maintain our listing on the NASDAQ Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have never paid cash dividends and have no plans to pay cash dividends in the future.

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

Certain provisions of the General Corporation Law of the State of Delaware, our bylaws and stockholder rights plan may have anti-takeover effects that may make an acquisition of our company by another company more difficult.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.  Certain provisions of our bylaws including the ability of our board of directors to fill vacancies on our board of directors and advance notice requirements for stockholder proposals and nominations may prevent or frustrate attempts by our stockholders to replace or remove our management. In addition, the Rights issued pursuant to our stockholder rights plan that we implemented, if not redeemed or suspended, could result in the dilution of the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors and therefore discouraging, delaying or preventing a change in control that stockholders may consider favorable.

The pre-funded warrants are speculative in nature.

The pre-funded warrants issued in our 2018 public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price. Specifically, holders of the pre-funded warrants may exercise their right to acquire the common stock and pay an exercise price of $0.01 per share of common stock. Moreover, the market value of the pre-funded warrants is uncertain and there can be no assurance that the market value of the pre-funded warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the pre-funded warrants, and consequently, whether it will ever be profitable for holders of the pre-funded warrants to exercise the pre-funded warrants.

Holders of our pre-funded warrants have no rights as a common stockholder until they acquire our common stock.

Until the holders of the pre-funded warrants acquire shares of our common stock upon exercise of the pre-funded warrants, the holders of the pre-funded warrants will have no rights with respect to shares of our common stock issuable upon exercise of your warrants. Upon exercise of the pre-funded warrants, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

There is no established market for the pre-funded warrants to purchase shares of our common stock being offered in this offering.

There is no established trading market for the pre-funded warrants and we do not expect a market to develop. In addition, we have not applied for the listing of the pre-funded warrants on any national securities exchange or other trading market. Without an active trading market, the liquidity of the pre-funded warrants will be limited.

Provisions of the pre-funded warrants could discourage an acquisition of us by a third party.

In addition to certain provisions of our third amended and restated certificate of incorporation, as amended, our bylaws and our stockholder rights plan, certain provisions of the pre-funded warrants could make it more difficult or expensive for a third party to acquire us. The pre-funded warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the pre-funded warrants. These and other provisions of the pre-funded warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

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

HEAT BIOLOGICS, INC.

Date: May 15, 2018	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2018	By:	/s/ Ann A. Rosar
Ann A. Rosar
Vice President of Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1

Common Stock Sales Agreement, dated January 18, 2018, by and between Heat Biologics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 19, 2018 (File No. 001-35994).

1.2

Underwriting Agreement by and between Heat Biologics, Inc. and A.G.P./Alliance Global Partners (A.G.P.), as representative of the underwriters, dated May 2, 2018 (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 7, 2018 (File No. 001-35994).

3.1

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, as amended, of Heat Biologics, Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 19, 2018 (File No. 001-35994).

4.1

Rights Agreement dated as of March 11, 2018 between Heat Biologics, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 12, 2018 (File No. 001-35994).

4.2

Warrant Agency Agreement by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as warrant agent, dated May 2, 2018 (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 7, 2018 (File No. 001-35994).

4.3	Common Warrant (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 7, 2018 (File No. 001-35994).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-1 (File No. 333-224039), Amendment No. 1, filed with the SEC on April 19, 2018)
10.1

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeff T. Hutchins, effective as of January 1, 2018 (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 10, 2018 (File No. 001-35994).

10.2

Amendment to Employment Agreement between Heat Biologics, Inc. and Ann Rosar, effective as of January 1, 2018 (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 10, 2018 (File No. 001-35994).

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