Form 10-Q
period 2018-06-30
HEAT BIOLOGICS, INC.
filed 2018-08-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 10, 2018, there were 23,103,584 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

SIGNATURES	29

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Current Assets
Cash and cash equivalents	$24,660,733	$9,763,067
Accounts receivable	14,253	14,833
Prepaid expenses and other current assets	4,007,815	1,967,257
Total Current Assets	28,682,801	11,745,157

Property and Equipment, net	645,734	286,891

Other Assets
Restricted cash	1,170	2,292
In-process R&D	5,866,000	5,866,000
Goodwill	2,189,338	2,189,338
Deposits	79,220	69,798
Deferred financing costs	—	30,000
Total Other Assets	8,135,728	8,157,428

Total Assets	$37,464,263	$20,189,476

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$821,822	$1,033,680
Deferred revenue	5,130,684	7,026,388
Accrued expenses and other liabilities	1,445,867	2,276,431
Total Current Liabilities	7,398,373	10,336,499

Long Term Liabilities
Other long term liabilities	156,141	160,559
Deferred tax liability	1,302,220	1,302,220
Contingent consideration	3,160,387	2,609,289
Total Liabilities	12,017,121	14,408,567

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 100,000,000 shares authorized, 23,093,584 and 4,200,310 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	4,619	840
Additional paid-in capital	103,953,477	76,382,262
Accumulated deficit	(76,423,163)	(68,846,326)
Accumulated other comprehensive loss	(94,754)	(166,025)
Total Stockholders’ Equity– Heat Biologics, Inc.	27,440,179	7,370,751
Non-Controlling Interest	(1,993,037)	(1,589,842)
Total Stockholders’ Equity	25,447,142	5,780,909

Total Liabilities and Stockholders’ Equity	$37,464,263	$20,189,476

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2018	2017	2018	2017
Revenue:
Grant and licensing revenue	$1,143,177	$411,250	$1,895,704	$435,490
Operating expenses:
Research and development	3,479,776	2,151,932	6,352,726	3,964,833
General and administrative	1,361,166	1,582,581	3,141,505	3,109,596
Change in fair value of contingent consideration	539,980	—	551,098	—
Total operating expenses	5,380,922	3,734,513	10,045,329	7,074,429

Loss from operations	(4,237,745)	(3,323,263)	(8,149,625)	(6,638,939)

Interest income	44,164	6,466	47,797	11,687
Other (expense) income, net	(53,224)	7,716	121,796	77,443
Total non-operating income (expenses), net	(9,060)	14,182	169,593	89,130

Net loss	(4,246,805)	(3,309,081)	(7,980,032)	(6,549,809)
Net loss – non-controlling interest	(196,734)	(90,166)	(403,195)	(140,956)
Net loss attributable to Heat Biologics, Inc.	$(4,050,071)	$(3,218,915)	$(7,576,837)	$(6,408,853)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.27)	$(0.91)	$(0.77)	$(2.06)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	14,727,682	3,524,483	9,894,367	3,112,412

Other comprehensive loss:
Net loss	(4,246,805)	(3,309,081)	(7,980,032)	(6,549,809)
Unrealized gain /(loss) on foreign currency translation	49,946	(9,660)	71,271	(76,035)
Total other comprehensive loss	(4,196,859)	(3,318,741)	(7,908,761)	(6,625,844)
Comprehensive loss attributable to non-controlling interest	(196,734)	(90,166)	(403,195)	(140,956)
Comprehensive loss	$(4,000,125)	$(3,228,575)	$(7,505,566)	$(6,484,888)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2017	$840	$76,382,262	$(68,846,326)	$(166,025)	$(1,589,842)	$5,780,909
Public offering, 14,375,000 shares, net of underwriters discount	2,875	20,697,122	—	—	—	20,699,997
Exercise of warrants, 3,054,667 shares	611	4,837,982	—	—	—	4,838,593
Issuance of common stock, 1,403,367 shares	281	3,573,099	—	—	—	3,573,380
Stock issuance costs	—	(2,049,096)	—	—	—	(2,049,096)
Stock-based compensation	12	512,108	—	—	—	512,120
Other comprehensive gain	—	—	—	71,271	—	71,271
Net loss	—	—	(7,576,837)	—	(403,195)	(7,980,032)
Balance at June 30, 2018	$4,619	$103,953,477	$(76,423,163)	$(94,754)	$(1,993,037)	$25,447,142

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30
	2018	2017

Cash Flows from Operating Activities
Net loss	$(7,980,032)	$(6,549,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,408	66,671
Stock-based compensation	512,120	402,349
Change in fair value of contingent consideration	551,098	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	473	72,543
Prepaid expenses and other current assets	(2,044,397)	68,591
Accounts payable	(211,858)	(202,244)
Deferred revenue	(1,895,704)	1,409,212
Accrued expenses and other liabilities	(830,162)	(767,418)
Deferred financing costs	30,000	—
Other long term liabilities	(4,418)	(21,816)
Deposits	(9,422)	—
Net Cash Used in Operating Activities	(11,773,894)	(5,521,921)

Cash Flows from Investing Activities
Purchase of Pelican, net of cash acquired	—	(468,801)
Purchase of property and equipment	(467,251)	(15,289)
Net Cash Used in Investing Activities	(467,251)	(484,090)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	20,699,997	4,183,000
Proceeds from the issuance of common stock, net of commissions	3,573,380	2,461,880
Proceeds from exercise of warrants	4,838,593	—
Stock issuance costs	(2,049,096)	(239,617)
Net Cash Provided by Financing Activities	27,062,874	6,405,263

Effect of exchange rate changes on cash, cash equivalents and restricted cash	74,815	4,971

Net Increase in Cash, Cash Equivalents and Restricted Cash	14,896,544	404,223

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	9,765,359	7,943,838

Cash, Cash Equivalents and Restricted Cash – End of Period	$24,661,903	$8,348,061

Supplemental Disclosure for Cash Flow Information
Issuance of common stock for purchase of Pelican	$—	$1,052,000

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On January 19, 2018, the Company announced a reverse stock split of its shares of common stock at a ratio of one-for-ten. The reverse stock split took effect at 11 p.m. ET on January 19, 2018, and the Company’s common stock began to trade on a post-split basis at the market open on January 22, 2018. During the Company’s annual stockholders meeting held June 29, 2017, stockholders approved the Company’s reverse stock split and granted the board of directors the authority to implement and determine the exact split ratio within a specified range. When the reverse stock split became effective, every 10 shares of our issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock from approximately 42 million shares to approximately 4.2 million. It also subsequently adjusted outstanding options issued under the Company’s equity incentive plan and outstanding warrants to purchase common stock.

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.

The consolidated financial statements as of and for the six months ended June 30, 2018 and 2017 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018 (the “2017 Annual Report”).

On April 28, 2017, the Company completed the acquisition of an 80% controlling interest in Pelican Therapeutics, Inc. (“Pelican”), a related party prior to acquisition. Operations of Pelican are included in the consolidated statements of operations and comprehensive loss from the acquisition date.

The accompanying consolidated financial statements as of and for the six months ended June 30, 2018 and 2017 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd. and Zolovax. Additionally, as of the six months ended June 30, 2018 the accompanying consolidated financials include Pelican. The functional currency of the entities located outside the United States is the applicable local currency (the foreign entities). Assets and liabilities of the foreign entities are translated at period-end exchange rates.  Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2017 and June 30, 2018, the Company held a 92.5% controlling interest in Heat I and an 80% controlling interest in Pelican. All other subsidiaries are wholly owned. For the six months ended June 30, 2018 the Company recognized $161,994 in net loss non-controlling interest for Heat I and $241,201 in net loss non-controlling interest for Pelican. The Company accounts for its less than 100% interest in these subsidiaries in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an accumulated deficit of approximately $76.4 million as of June 30, 2018 and a net loss of approximately $8.0 million for the six months ended June 30, 2018 and has not generated significant revenue or positive cash flows from operations. In May 2018, through a public offering, the Company raised approximately $18.8 million, net of underwriting discounts and commissions and other estimated offering expenses, and an additional $4.8 million through the exercise of 3,054,667 warrants. On April 28, 2017, the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition, was completed. Pelican has been awarded a $15.2 million grant to fund preclinical and some clinical activities from the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CPRIT grant is subject to customary CPRIT funding conditions. The Company believes the acquisition aligns its strategic focus and strengthens its position in the T-cell activation arena.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of six months or less to be cash equivalents. Restricted cash consists of deposits held by the US Patent and Trademark Office.

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

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions.

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

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually on the anniversary of the acquisition, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company will qualitatively test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. No impairment existed at June 30, 2018.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. No impairment existed at June 30, 2018.

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

The performance obligations of the CPRIT Contract include developing a human TNFRSF25 agonist antibody for use in cancer patients through research and development efforts and a noncommercial license from CPRIT-funded research to CPRIT and other government agencies and institutions of higher education in Texas.

Management has concluded that the license and R&D services should be combined into a single performance obligation as both are highly interdependent - a license cannot be effectively granted without the corresponding research basis and CPRIT cannot benefit from the license without the R&D services and are therefore not capable of being distinct.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Deferred Revenue

As of June 30, 2018, deferred revenue is comprised of proceeds of $4.9 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and $0.2 million of grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”), for the purpose of defraying costs toward the purchase of laboratory equipment. As of June 30, 2018, the deferred revenue balance was $5.1 million with $3.4 million recognized as revenue from CPRIT since the CPRIT contract inception.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consists primarily of the amount paid in advance for cGMP production of Pelican’s PTX-35 antibody and PTX-15 fusion protein, as well as Chemistry Manufacturing and Control (“CMC”) material for the Company’s clinical trial studies for HS-110.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the Company's Form 10-K and have not changed significantly since such filing.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company has not determined the impact of this standard and does not plan early adoption of this standard.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. ASU 2016-18 requires the statement of cash flows to be a reconciliation between beginning and ending cash balances inclusive of restricted cash balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. The Company adopted this ASU for the year ending December 31, 2018. The adoption of this standard resulted in the removal of changes in Restricted Cash from the Consolidated Statements of Cash Flows of $1,122 and $98,879 for the six months ended June 30, 2018 and 2017, respectively and inclusion of these amounts as part of the starting and ending cash balances.

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

2. Acquisition of Pelican Therapeutics

On April 28, 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. Operations of Pelican are included in the consolidated statements of operations and comprehensive loss from the acquisition date. Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, the Company paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million minus certain liabilities (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 133,106 shares of the Company’s restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). During the six months ended June 30, 2018, the Cash Consideration of approximately $0.3 million was distributed to the Participating Pelican Stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss.

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

The fair value of these future milestone payments is reflected in the contingent consideration account under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 6.49% based on the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. The Company performs an analysis on a quarterly basis and as of June 30, 2018, the Company determined the change in the estimated fair value of the contingent consideration was $539,980 for the quarter ended June 30, 2018.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $2.2 million. The identifiable indefinite-lived intangible asset consists of in-process R&D of approximately $5.9 million. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company utilized corporate bond yield data observed in the bond market to develop the discount rate utilized in the cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions. Operations of the acquired entity are included in the consolidated statements of operations from the acquisition date.

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

Pelican has contributed net revenue of $1.9 million and net loss of $1.2 million, respectively, which are included in the Company’s consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following unaudited pro forma information presents the combined results of operations for the three and six months ended June 30, 2018 and 2017, as if the Company had completed the Pelican acquisition at the beginning of fiscal 2017. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,143,177	$411,250	$1,895,704	$435,490
Net loss	(4,246,805)	(3,310,791)	(7,980,032)	(6,940,735)
Net loss: Non-controlling interest	(196,734)	(90,508)	(403,195)	(219,142)
Net loss attributable to Heat Biologics, Inc.	$(4,050,071)	$(3,220,283)	$(7,576,837)	$(6,721,593)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.27)	$(0.88)	$(0.77)	$(2.07)

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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

Contingent Consideration
Balance at December 31, 2017	$2,609,289
Change in fair value	551,098
Balance at June 30, 2018	$3,160,387

The change in the fair value of the contingent consideration of $551,098 for the six months ended June 30, 2018 reflects an increase in the probability of reaching Pelican’s dosing of the first patient in its first Phase 1 trial for an oncology indication based on the passage of time and impact of progress in antibody manufacturing. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of June 30, 2018:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2019-2026
		Discount rate	11.68% to 4.50%
		Probability of occurrence	23% - 86%

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	June 30, 2018	December 31, 2017

Prepaid manufacturing expense	$3,810,178	$1,551,597
Prepaid insurance	31,250	218,750
Other prepaid expenses	146,387	87,937
Other current assets	20,000	108,973
	$4,007,815	$1,967,257

5. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017

Furniture and fixtures	$55,883	$55,883
Computers	26,383	41,333
Lab equipment	1,116,307	645,433

Total	1,198,573	742,649
Accumulated depreciation	(552,839)	(455,758)

Property and equipment, net	$645,734	$286,891

Depreciation expense was $108,408 and $66,671 for the six months ended June 30, 2018 and 2017, respectively.

6. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The carrying value of goodwill and in-process R&D has remained unchanged and no impairment was recognized as of June 30, 2018 and December 31, 2017.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Accrued Expenses and other payables

Accrued expenses and other payables consist of the following:

	June 30, 2018	December 31, 2017

Accrued clinical trial and other expenses	$1,226,998	$1,504,240
Compensation and related benefits	88,518	542,434
Deferred rent	18,051	27,457
Patent fees	30,000	40,000
Other expenses	82,300	162,300
	$1,445,867	$2,276,431

8. Stock-Based Compensation

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	266,884	$19.57
Granted	173,336	3.97
Forfeited	(15,628)	32.80
Outstanding, June 30, 2018	424,592	$12.72

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2018 was $2.84. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2018:

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized $108,340 and $123,418 in stock-based option compensation expense for the three months ended June 30, 2018 and 2017, respectively and $242,147 and $245,142 in stock-based option compensation expense for the six months ended June 30, 2018 and 2017, respectively. The following table summarizes information about stock options outstanding at June 30, 2018:

Options Outstanding			Options Vested and Exercisable
6/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
424,592	8.5	$12.72	161,461	7.4	$24.06

As of June 30, 2018, the unrecognized stock-based compensation expense related to unvested stock options was $1,522,789, which is expected to be recognized over a weighted average period of approximately 17.31 months.

Restricted Stock

The Company recognized $31,097 and $19,686 in stock-based compensation expense for employees related to restricted stock awards during the three months ended June 30, 2018 and 2017, respectively, and $265,228 and $136,207 in stock-based compensation expense for employees related to restricted stock awards during the six months ended June 30, 2018 and 2017, respectively. The Company recognized $802 and $10,500 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services during the three months ended June 30, 2018 and 2017, respectively and $4,757 and $21,000 in share-based compensation expense related to issuance of shares of restricted stock to non-employees (i.e., consultants) in exchange for services during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there were 62,207 restricted stock awards granted to employees and non-employees, all of which were unvested.

Total stock-based compensation expense, including restricted stock and stock options was $512,120 and $402,349 for the six months ended June 30, 2018 and 2017, respectively.

9. Financing

Public Offering

On May 7, 2018, the Company closed an underwritten public offering (the “Offering”) in which it issued and sold (i) 4,875,000 shares of common stock together with a number of common warrants to purchase 2,437,500 shares of its common stock, and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of its common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant. The net proceeds to the Company were approximately $18.8 million, net of underwriting discounts and commissions and other estimated offering expenses. The common stock warrants expire five years after date of issuance and have an exercise price of $1.584 per share. As of June 30, 2018, 3,054,667 common stock warrants have been exercised for an additional $4.8 million of proceeds to the Company and all pre-funded warrants have been exercised. In connection with the offering the Company entered into an underwriting agreement (the “Underwriting Agreement”), dated May 2, 2018 with A.G.P./Alliance Global Partners (A.G.P.), as representative of the underwriters. The Underwriting Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the Market Offering

On January 18, 2018, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, (“HCW”) as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.0002 per share for the sale of up to $3,658,000 of shares of the Company’s common stock and on March 15, 2018 issued a prospectus supplement for an additional aggregate offering price of up to $1,300,000. Sales of shares of common stock have been made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-221201) filed with the U.S. Securities and Exchange Commission (“SEC”), dated November 13, 2017. As of June 30, 2018 the Company sold an aggregate of 1,403,367 shares of common stock under the HCW Sales Agreement resulting in net proceeds of approximately $3.4 million.

Common Stock Warrants

In connection with the May 7, 2018 public offering, the Company issued 9,500,000 pre-funded warrants and 7,187,500 common stock warrants each of which are exercisable for one share of common stock. The pre-funded warrants had an exercise price of $0.01 per share and as of June 30, 2018 all pre-funded warrants have been exercised. The common stock warrants have an exercise price of $1.584 per share and expire five years from the issuance date. As of June 30, 2018, 3,054,667 common stock warrants have been exercised. The warrants have been accounted for as equity instruments. The fair value of the common stock warrants of approximately $7.8 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 5 years, risk free rate of 2.78%, 0% dividend yield, volatility of 124.14%, and share price of $1.30 per share based on the trading price of the Company’s common stock.

In connection with the March 23, 2017 public offering the Company issued warrants to purchase 682,500 shares of common stock with an exercise price of $10.00 per share that expire five years from the issuance date. In connection with the Company’s July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 12,500 shares of common stock issuable at $125.00 per share upon exercise that expire five years from the issuance date. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction of which 1,738 warrants remain outstanding. The warrants have an exercise price of $4.80 per share and expire ten years from the issuance date.

During the six months ended June 30, 2018, 3,054,667 common stock warrants have been exercised and no warrants were exercised during the same period in 2017. The Company has outstanding warrants to purchase 4,132,833 shares of common stock issuable at $1.584 per share, 296,159 shares of common stock issuable at $10.00 per share; warrants to purchase 12,500 shares of common stock issuable at $125.00 per share; and warrants to purchase 1,738 shares of common stock issuable at $4.80 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

10. Grant and Licensing Revenues

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

The Company recognized grant revenue of approximately $1.1 million and $1.9 million during the three and six months ended June 30, 2018 for qualified expenditures under the grant. The Company recognized grant revenue during the three months ended June 30, 2017 of approximately $0.4 million and for the six months ended June 30, 2017 revenue included an additional $0.02 million of research funding revenue for research and development services, provided to Shattuck Labs, Inc. which research funding agreement terminated January 31, 2017.

As of June 30, 2018, the Company had deferred revenue of $5.1 million for proceeds received from the CPRIT grant, but for which the costs had not been incurred or the conditions of the award had not been met.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,246,805)	$(3,309,081)	$(7,980,032)	$(6,549,809)
Net loss: Non-controlling interest	(196,734)	(90,166)	(403,195)	(140,956)
Net loss attributable to Heat Biologics, Inc.	$(4,050,071)	$(3,218,915)	$(7,576,837)	$(6,408,853)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	14,727,682	3,524,483	9,894,367	3,112,412
Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.27)	$(0.91)	$(0.77)	$(2.06)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Six months Ended June 30,
	2018	2017
Outstanding stock options	424,592	252,000
Outstanding restricted stock units	62,207	30,623
Outstanding common stock warrants	4,443,230	310,397

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of June 30, 2018, a full valuation allowance has been provided against certain deferred tax assets as it is currently deemed more likely than not that the benefit of such net tax assets will not be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2018, and December 31, 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of June 30, 2018, and December 31, 2017, the Company had no such accruals.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

13. Subsequent Events

On July 20, 2018, the Company’s Board of Directors, approved an amendment (the “Amendment”) to the Amended and Restated Bylaws of the Company. The Amendment, which was adopted effective as of July 20, 2018, provides that at each meeting of stockholders the presence in person or by proxy of the holders of shares of stock having one-third (1/3) of the shares of stock entitled to vote at the meeting is necessary to constitute a quorum.

On July 20, 2018, the previously scheduled 2018 Annual Meeting of Stockholders of the Company was adjourned due to the absence of a quorum due, in part, to lack of votes by shares held in certain European brokerage accounts. On August 13, 2018, the Board of Directors of the Company approved October 2, 2018  as the new date of the 2018 Annual Meeting of Stockholders.

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

Heat’s pipeline includes two TCAPs, ImPACT® and ComPACT™. The ImPACT® platform is based on product candidates that consist of live, allogeneic “off-the-shelf” genetically-modified, irradiated human cancer cells. These cells secrete a broad spectrum of Cancer Testis Antigens (“CTAs”), classified functionally as tumor specific neoantigens, chaperoned by the gp96 protein. Our ImPACT® technology achieves this by reprogramming live tumor cells to secrete gp96, to serve as a chaperone for tumor antigens to activate and expand T-cell immunity; thereby, transforming the allogeneic cells into machines that activate a robust “killer” CD8+ T cell immune attack against a patient’s cancer. Unlike autologous or “personalized” monotherapy approaches that either require the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment, our product candidates are fully allogeneic, and do not require extraction of individual patient’s material or custom manufacturing. Because each patient receives the same treatment, we believe that our immunotherapy approach offers logistical, manufacturing and other cost benefits, compared to patient-specific or precision medicine approaches.

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

As predefined in the clinical protocol, patient subgroups were evaluated for levels of tumor infiltrating lymphocytes (“TIL”) and for PD-L1 checkpoint protein expression on tumor cells. 4 of 9 “cold tumor” patients with low TIL levels (<10%) at baseline had partial responses. HS-110 also showed a durable effect in patients with low levels of PD-L1, with 3 of 9 patients responding. Both of these patient populations respond poorly to checkpoint inhibitors.

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

On March 11, 2018, our board of directors declared a dividend of one common share purchase right (a “Right”) for each outstanding share of our common stock. Each Right initially entitles the registered holder to purchase from us one share of common stock at a price of $14.00 per share of our common stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 11, 2018, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Expiration date of the Rights Agreement is the earlier of March 11, 2019 or contingent on various other factors per the Rights Agreement. The Rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of a hostile takeover of the Company, to guard against two-tier or partial tender offers, open market accumulations and other tactics designed to gain control of the Company without paying all stockholders a fair price, and to enhance the board of directors’ ability to negotiate with any prospective acquirer.

On March 26, 2018, we reported 2-year recurrence rate data from the Phase 2 trial evaluating HS-410 (vesigenurtacel-L) in combination with standard of care, Bacillus Calmette-Guérin (BCG), for the treatment of non-muscle invasive bladder cancer (NMIBC). We had previously discontinued our HS-410 program in order to focus our resources on current and future checkpoint combination trials, including our HS-110 Phase 2 lung cancer program in combination with Bristol-Myers Squibb’s checkpoint inhibitor nivolumab. However, in keeping with clinical trial guidance, we continued to monitor all patients enrolled in the study for a 2-year duration. Within the subgroup of patients who received the low dose of our ImPACT® HS-410 with standard of care BCG and who demonstrated a positive immune response, 10 out of 10 (100%) remained disease free after a 2-year period. A positive immune response was defined as 2-fold or greater increase from baseline of CD8+ T cells in peripheral blood as measured by ELISPOT analysis.

On April 18, 2018, we provided guidance on upcoming clinical milestones for HS-110 in NSCLC, our ComPACT™ platform, as well as our Pelican subsidiary's co-stimulator antibody, PTX-35, for the next four quarters. Anticipated clinical milestones for HS-110 include an interim data readout in Q4 2018 and completion of  Phase 2 patient enrollment with data readout in Q2 2019. Expected PTX-35 milestones include receipt of $6.9 million in CPRIT grant funds to support the enrollment of the first patient in a Phase 1 clinical trial in Q1 2019 and an interim data readout in Q3 2019. Additionally, we plan on enrolling our first patient in our ComPACT™ trial in Q4 2018 and anticipate an interim data readout in Q2 2019.

On May 7, 2018, we closed an underwritten public offering in which we issued and sold (i) 4,875,000 shares of common stock together with a number of common warrants to purchase 2,437,500 shares of our common stock, and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of our common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant. The net proceeds to us were approximately $18.8 million, net of underwriting discounts and commissions and other estimated offering expenses. The common stock warrants expire five years after date of issuance and have an exercise price of $1.584 per share. As of June 30, 2018, 3,054,667 common stock warrants have been exercised for an additional $4.8 million in proceeds and all pre-funded warrants have been exercised. In connection with the offering we entered into an underwriting agreement, dated May 2, 2018 with A.G.P./Alliance Global Partners (A.G.P.), as representative of the underwriters.

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

RESULTS OF OPERATIONS

Comparison of the Three months ended June 30, 2018 and 2017

Revenues

For the three months ended June 30, 2018 and 2017, we recognized $1.1 million and $0.4 million of grant revenue for qualified expenditures under the CPRIT grant. As of June 30, 2018, we had deferred revenue of $5.1 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses increased approximately 59.1% to $3.5 million for the three months ended June 30, 2018 compared to $2.2 million for the three months ended June 30, 2017. The components of R&D expense are as follows, in millions:

	Three months Ended,
	June 30,
	2018	2017
Programs
HS-110	$0.8	$1.0
HS-410	0.0	0.2
HS-130	0.4	0.0
PTX 35/15	1.4	0.0
Other programs	0.1	0.2
Unallocated research and development expenses	0.8	0.8
	$3.5	$2.2

•

HS-110 expense decreased $0.2 million, primarily related to one time CMC expenses during the three months ended June 30, 2017 that did not reoccur during the three months ended June 30, 2018.

•

HS-410 expense decreased $0.2 million due to the current phase of the trial where in patients are in long-term follow-up for recurrence-free survival.

•

HS-130 expense increased by $0.4 million as we continue our development of clinical trial material for this program.

•

PTX expense for the three months ended June 30, 2018 was $1.4 million as we began pre-clinical development of PTX-35 and PTX-15 against TNFRSF25 for testing in patients.

•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

General and administrative expense. General and administrative expense decreased approximately 12.5% to $1.4 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017. The $0.2 million decrease is primarily attributable to the acquisition costs of our Pelican subsidiary during the three months ended June 30, 2017.

Change in fair value of contingent consideration.  We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was $539,980 for the three months ended June 30, 2018.  There was no change in the fair value for the three months ended June 30, 2017 as the acquisition of Pelican was completed during this quarter.

Interest income.  Interest income was $44,164 for the three months ended June 30, 2018 compared to $6,466 for the three months ended June 30, 2017. The increase of $37,698 is due to the investment of our cash in various short-term financial instruments that generated interest income during the quarter.

Other income (expense). Other expense was $53,224 for the quarter ended June 30, 2018 compared to other income of $7,716 for the quarter ended June 30, 2017. In 2018, other expense was primarily due to unrealized loss related to foreign currency transactions as well as the write-off during the quarter of disposed assets.  In 2017, other income was primarily related to foreign currency gains on several transactions in Australia.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $4.1 million, or ($0.27) per basic and diluted share for the three months ended June 30, 2018 compared to a net loss of $3.2 million, or ($0.91) per basic and diluted share for the three months ended June 30, 2017.

Comparison of the Six months ended June 30, 2018 and 2017

Revenues

For the six months ended June 30, 2018, we recognized $1.9 million of grant revenue for qualified expenditures under the CPRIT grant. For the six months ended June 30, 2017, we recognized $0.4 million of grant and licensing revenue, primarily consisting of grant revenue for qualified expenditures under the CPRIT grant.  Included in 2017 revenue, is $0.02 million of research funding revenue for research and development services, provided to Shattuck Labs, Inc. which research funding agreement terminated January 31, 2017.  As of June 30, 2018, we had deferred revenue of $5.1 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense.

Research and development expenses increased approximately 60% to $6.4 million for the six months ended June 30, 2018 compared to $4.0 million for the six months ended June 30, 2017. The components of R&D expense are as follows, in millions:

	Six months Ended,
	June 30,
	2018	2017
Programs
HS-110	$1.8	$1.4
HS-410	0.1	0.5
HS-130	0.5	0.0
PTX 35/15	2.2	0.0
Other programs	0.2	0.3
Unallocated research and development expenses	1.6	1.8
	$6.4	$4.0

•

HS-110 expense increased $0.4 million, as we increase patient enrollment in the phase 2 portion of the clinical trial.

•

HS-410 expense decreased $0.4 million due to the current phase of the trial where in patients are in long-term follow-up for recurrence-free survival.

•

HS -130 expense increased by $0.5 million as we began developing clinical trial material for this program.

•

PTX expense for the six months ended June 30, 2018 was $2.2 million as we began pre-clinical development of PTX-35 and PTX-15 against TNFRSF25 for testing in patients.

•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

General and administrative expense. General and administrative expense was $3.1 million for both of the six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018 general and administrative expense consists of increased personnel costs as we establish our Texas operations associated with our Pelican subsidiary. During the six months ended June 30, 2017, general and administrative expense included costs associated with the acquisition of our Pelican subsidiary.

Change in fair value of contingent consideration.  We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was $551,098 for the six months ended June 30, 2018.  There was no change in the fair value for the six months ended June 30, 2017 as the acquisition of Pelican was completed during this quarter.

Interest income.  Interest income was $47,797 for the six months ended June 30, 2018 compared to $11,687 for the six months ended June 30, 2017. The increase of $36,110 is due to the investment in various short-term financial instruments that generated interest income during the six months.

Other income (expense). Other income increased slightly to $121,796 for the six months ended June 30, 2018 compared to $77,443 for the six months ended June 30, 2017. In 2018, other income is primarily related to the release of escrow funds to us for payment of liabilities related to the Pelican acquisition. In 2017, other income was primarily related to foreign currency gains on several transactions in Australia.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $7.6 million, or ($0.77) per basic and diluted share the six months ended June 30, 2018 compared to a net loss of $6.4 million, or ($2.06) per basic and diluted share for the six months ended June 30, 2017.

Balance Sheet at June 30, 2018 and December 31, 2017

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $4.0 million as of June 30, 2018 and $2.0 million as of December 31, 2017. The $2.0 million increase was primarily attributable to the amount paid in advance for cGMP production for PTX-35 antibody and PTX-15 fusion protein.

In-Process R&D and Goodwill. As of June 30, 2018 and December 31, 2017, we had in-process R&D of $5.9 million and goodwill of $2.2 million from our acquisition of Pelican. The fair value of these assets did not change during the six months ended June 30, 2018.

Accounts Payable. Accounts payable was approximately $0.8 million as of June 30, 2018 compared to approximately $1.0 million as of December 31, 2017. The decrease of approximately $0.2 million is related to payables for CMC as well as investigator site payments for our clinical trials.

Deferred Revenue. We had deferred revenue of $5.1 million and $7.0 million as of June 30, 2018 and December 31, 2017, respectively. This deferred revenue primarily represents proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met and $0.2 million related to an economic development grant received from San Antonio for the purchase of lab equipment.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities were approximately $1.4 million as of June 30, 2018 compared to approximately $2.3 million as of December 31, 2017. The decrease of approximately $0.9 million was related to 2017 employee bonuses which were accrued at December 31, 2017 but subsequently paid in January 2018.

Contingent Consideration. As of June 30, 2018, we had contingent consideration of $3.2 million related to our acquisition of Pelican. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and as of June 30, 2018, we determined the change in the estimated fair value of the contingent consideration during the quarter was $539,980.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We commenced active operations in June 2008. Initially, we financed our operations from the private placement of our preferred stock, common stock and debt. More recently, we have primarily financed our operations with net proceeds from the public offering of our common stock and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.7 million and after the closing of the offering, an additional $4.8 million from the exercise of 3,054,667 warrants issued in this offering. In addition, we received an aggregate of $9.3 million of net proceeds through our At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with B. Riley FBR, Inc. formerly known as FBR Capital Markets & Co. On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement that replaced the FBR Sales Agreement. To date, we received net proceeds of approximately $3.4 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. As of June 30, 2018, we have received $8.3 million in grant funding from the CPRIT Grant through Pelican. As of June 30, 2018, we had an accumulated deficit of $76.4 million. We had net losses of $7.6 million and $6.4 million for the six months ended June 30, 2018 and 2017, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we intend to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of our common stock under the H.C. Wainwright Sales Agreement if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2018, we had approximately $24.7 million in cash and cash equivalents.

Our cash and cash equivalents are currently held in an interest-bearing checking account and money market accounts.

Cash Flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily due to an increase in pre-clinical activities associated with our PTX programs.

Investing activities.  The use of cash in all periods was related to the purchase of property and equipment. The increase is due to the purchase of lab equipment as we establish our San Antonio facilities per the CPRIT Grant.

Financing activities. Cash provided by financing activities during the six months ended June 30, 2018 was primarily from the  May 7, 2018 public offering which generated net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, as well as approximately $3.4 million net proceeds from the HCW sales agreement.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018 our Chief Executive Officer and Vice President of Finance concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2018 and 2017, we incurred a net loss of approximately $8.0 million and $6.5 million, respectively. We have an accumulated deficit of approximately $76.4 million through June 30, 2018. For the years ended December 31, 2017 and 2016, we incurred a net loss of approximately $12.4 million and $13.0 million, respectively. We had an accumulated deficit of approximately $68.8 million through December 31, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the six months ended June 30, 2018, our operating activities used net cash of approximately $11.8 million and as of June 30, 2018, our cash and cash equivalents were approximately $24.7 million. During the year ended December 31, 2017, our operating activities used net cash of approximately $6.3 million and as of December 31, 2017, our cash and cash equivalents were approximately $9.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2018, our accumulated deficit totaled approximately $76.4 million and as of December 31, 2017, our accumulated deficit totaled approximately $68.8 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents will allow us to continue the enrollment of additional patients in the Phase 2 clinical trial for HS-110; however, if the trial design or size were to change, we may need to raise money earlier than anticipated.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To meet our future financing needs, we intend to consider multiple alternatives, including, but not limited to, current and additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by the various rules of the SEC and the NASDAQ Capital Market that place limits on the number and dollar amount of securities that we may sell. There can be no assurance that we will be able to meet the requirements for use of at-market-issuance agreements, or to complete any such transactions on acceptable terms or otherwise. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities, or continue to maintain our listing on the NASDAQ Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

HEAT BIOLOGICS, INC.

Date: August 14, 2018	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2018	By:	/s/ Ann A. Rosar
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

3.1

Amended and Restated Bylaws of Heat Biologics, Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated July 20, 2018 (File No. 001-35994).

4.1

Warrant Agency Agreement by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as warrant agent, dated May 2, 2018 (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 7, 2018 (File No. 001-35994).

4.2	Common Warrant (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 7, 2018 (File No. 001-35994).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-1 (File No. 333-224039), Amendment No. 1, filed with the SEC on April 19, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

Filed herewith.