Form 10-K
period 2018-12-31
HEAT BIOLOGICS, INC.
filed 2019-03-28
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2018 as reported on The NASDAQ Capital Market, was approximately $49,651,206.

As of March 28, 2019, the issuer had 33,091,824 shares of common stock outstanding.

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

Item 1.

Business

Overview

We are a biopharmaceutical company developing immunotherapies focused on activating a patient’s immune system against cancer through T-cell activation and expansion.  Our T-cell Activation Platform (TCAP), includes two variations for intradermal administration, Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). To further augment antigen experienced T-cell activation and expansion, we are also developing a novel T-cell co-stimulator PTX-35 for systemic administration. These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. Currently we are enrolling patients in our HS-110 combination immunotherapy trial, preparing IND submissions for our HS-130 and PTX-35 programs, and providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.

We are continue to enroll patients in our Phase 2 clinical trial for advanced non-small cell lung cancer (NSCLC), in combination with either Bristol-Myers Squibb’s nivolumab (Opdivo®) or more recently, Merck &Co., Inc’s (Merck’s) anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). Our other programs are in pre-clinical and CMC development with two IND filings anticipated during 2019.

Our T-cell Activation Platform (TCAP), includes two variations, ImPACT® and ComPACT™ which are designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology cocktail to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

We believe the advantage of our approach is that our biologic agents deliver a broad range of tumor antigens that are unrecognized by the patient’s immune system prior to the malignant rise of the patient’s tumor. TCAP combines these tumor associated antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens out of our non-replicating allogenic cell-based therapy into the local microenvironment of the skin. The treatment primes local natural immune recognition to activate T-cells to seek and destroy the cancer cells throughout the body. These TCAP agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through ligand specific T-cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drugs are fully-allogenic, “off-the-shelf” products, which means that we can administer immediately without the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment based on these patient materials. Our TCAP product candidates from our ImPACT® and ComPACT™ platforms are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistical, manufacturing and importantly, cost benefits, compared to “personalized” precision medicine approaches.

Our ImPACT® platform is an allogenic cell-based, T-cell-stimulating platform that functions as an immune activator to stimulate and expand T-cells.  The key component of this innovative immunotherapy platform is the dual functionality of the heat shock protein, gp96.

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. But when a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate APCs to specialized dendritic cells that upregulate T-cell costimulatory ligands, MHC and immune activating cytokines. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for Heat’s T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

ComPACT™, our second TCAP, is a dual-acting immunotherapy designed to deliver antigen driven T-cell activation and specific co-stimulation in a single product.  ComPACT™ is designed to help unlock the body’s natural defenses and builds upon ImPACT® by providing specific co-stimulation to enhance T-cell activation and expansion. It has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products.  The potential advantages of ComPACT™ include: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) serving as a booster to expand the number of antigen-specific CD8+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective in the body after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally and the draining lymph nodes, which drive targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) a potential paradigm shift that is designed to simplify combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

Pelican, our subsidiary, is a biotechnology company focused on the development of biologic based therapies designed to activate the immune system, including the monoclonal antibody, PTX-35. PTX-35, which is currently focused on preclinical IND enabling activities, is Pelican’s lead product candidate targeting the T-cell co-stimulator, TNFRSF25. It is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with  ImPACT® and ComPACT™ platform immunotherapies, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches, including PTX-45, a human TL1A-lg fusion protein designed as a shorter half-life agonist of TNFRSF25.

Product Candidates in Development

The following table summarizes the product candidates for which we are engaged in development activities. Heat and Pelican’s pipeline is focused on dual-acting immunotherapies that incorporate a T-cell antigen driven activator and a T-cell co-stimulator into a single treatment.

Clinical Pipeline

HS-110 (viagenpumatucel-L) – Non-Small Cell Lung Cancer (NSCLC)

Using our licensed ImPACT® platform technology, we developed the product candidate, HS-110 (viagenpumatucel-L) as a potential treatment for patients with advanced non-small cell lung cancer. HS-110 is our first biologic product candidate designed to stimulate a patient’s own T-cells to attack tumor cells. HS-110 is made of a lung adenocarcinoma cancer cell line that has been genetically modified to secrete a wide range of cancer-associated antigens bound to gp96 proteins, thereby activating a broad, T-cell medicated immune response against a patient’s cancer.

We are currently conducting a Phase 2 trial of HS-110, in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD-1 checkpoint inhibitor or more recently, Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), to treat patients with advanced NSCLC. The multicenter clinical trial evaluates the safety and efficacy of HS-110 in combination with nivolumab in a second line or greater setting, or with pembrolizumab in the front-line maintenance setting. Promising interim results suggest that HS-110 plays an integral role in tumor reduction and may enhance clinical benefit in patients receiving checkpoint inhibitors in therapy. Primary and secondary trial endpoints include safety and tolerability, objective response rate, duration of response, and progression-free and overall survival. The trial has enrolled 15 patients into the Phase 1b portion, and has enrolled 61 patients in the Phase 2 portion of the trial, with an enrollment target of 120 total patients.

In February 2018, we announced interim results from our Phase 2 study. Among the 35 patients in the Intent-to-Treat (ITT) population, 6 patients (17%) achieved a partial response and 14 patients (40%) achieved disease stabilization. Evaluable ITT patients (those who underwent at least one follow-up scan regardless of treatment duration) demonstrated objective response and disease control rates of 26% and 67%, respectively. Responses appeared durable and long lasting. The survival data are still maturing, and median overall survival has not yet been reached. The combination of HS-110 and nivolumab was well tolerated, with no additional toxicities compared to what has been observed with single agent checkpoint inhibitors. As predefined in the clinical protocol, patient subgroups were evaluated for levels of tumor infiltrating lymphocytes (TIL) and for PD-L1 checkpoint protein expression on tumor cells. Four of 9 "cold tumor" patients with low TIL levels (<10%) at baseline had partial responses. HS-110 also showed a durable effect in patients who were negative for PD-L1 expression (<1%), with 3 of 9 patients achieving partial response. Both of these patient populations, low TIL and negative PD-L1, typically respond poorly to checkpoint inhibitors.

In September of 2018, we expanded our Phase 2 clinical trial to include combination treatment with HS-110 plus pembrolizumab, with or without chemotherapy, in the first-line maintenance setting. Patients in these expanded cohorts will have received a minimum of 9 weeks of pembrolizumab, with or without chemotherapy, and will begin maintenance treatment receiving HS-110 with pembrolizumab ± pemetrexed. Patients will be evaluated for objective response rate as well as progression-free and overall survival. We expect to continue to dose patients with HS-110 in combination with nivolumab as well.

Preclinical Pipeline

HS-130

We have initiated the IND-enabling development of HS-130 for the treatment of advanced solid tumors. This product is designed to test our ComPACT™ technology approach, intradermal delivery of both cellularly secreted cancer associated antigens bound to a secretory version of the gp96 heat shock protein, as well as a T-cell co-stimulatory fusion protein (e.g. OX40L). We have begun preclinical characterization and manufacturing activities for this product candidate.

In August 2018, we completed a Pre-IND Type B meeting with FDA for HS-130 product and plan to file our Phase 1 Investigational New Drug (IND) in the first half of 2019.

PTX-35

Our Pelican Therapeutics subsidiary is focused on the development of monoclonal antibody and fusion-protein based therapies designed to activate antigen experienced T-cell subsets of the immune system. Pelican is currently in preclinical studies for its lead compound PTX-35, a humanized affinity matured monoclonal antibody that is a functional agonist of human TNFRSF25 signaling. This antibody provides highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells. These cells are instrumental in eliminating cancer cells recurrence. Prior to our acquisition of 80% of Pelican in 2017, Pelican had completed (1) humanization and affinity maturation of PTX-35; (2) PTX-35 epitope mapping or mapping of the binding site on the TNFRSF25 receptor that is recognized by PTX-35; and (3) stability/development studies of PTX-35. We have begun manufacturing activities for this product candidate.

The preclinical studies with the murine precursor to PTX-35 show advantages over competing T-cell co-stimulator programs based on the specific expansion of CD8+ cancer specific T-cells. In June 2018, we completed a Pre-IND Type B meeting with FDA for PTX-35 product and plan to file our Phase 1 Investigational New Drug (IND) in the first half of 2019.

PTX-45

PTX-45 (next generation improvements over PTX-15) is a human TL1A-Ig fusion protein that acts as an agonist of TNFRSF25 signaling with many of the advantages of PTX-35 described above and a shorter in vivo half-life. We have begun preclinical candidate selection activities for PTX-45.

Additional Indications

We continue to evaluate additional indications for the ImPACT® and ComPACT™ platform technologies, along with the PTX-35 and PTX-45 compounds. Specifically, using ComPACT™, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy with similar cancer associated antigen overlap in multiple solid tumors (HS-130).  Our decision to further pursue any product candidates, or any additional product candidates, will be based in part upon available funding and partnering opportunities.

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

On March 26, 2018, we reported 2-year recurrence rate data from the Phase 2 trial evaluating HS-410 (vesigenurtacel-L) in combination with standard of care, Bacillus Calmette-Guérin (BCG), for the treatment of non-muscle invasive bladder cancer (NMIBC). We had previously discontinued our HS-410 program in order to focus our resources on current and future checkpoint combination trials, including our HS-110 Phase 2 lung cancer program. However, in keeping with clinical trial guidance, we continued to monitor all patients enrolled in the study for a 2-year duration. Within the subgroup of patients who received the low dose of HS-410 with standard of care BCG and who demonstrated a positive immune response, 10 out of 10 (100%) remained disease free after a 2-year period. A positive immune response was defined as 2-fold or greater increase from baseline of CD8+ T-cells in peripheral blood as measured by ELISPOT analysis.

Recent Clinical Developments

On January 14, 2019, we announced the dosing of the first patient with HS-110 and pembrolizumab in the front-line maintenance expansion of our Phase 2 clinical trial.

On February 28, 2019, we announced updated interim results from our ongoing Phase 2 study of HS-110 in patients with advanced NSCLC. The results were presented at the 2019 ASCO-SITC Clinical Immuno-Oncology Symposium by Daniel Morgensztern, M.D., Associate Professor of Medicine and Director of Thoracic Oncology, Washington University School of Medicine, and Lead Investigator in the trial. Data were presented on both Cohort A and Cohort B of the trial. Cohort A enrolls only previously treated NSCLC patients who have never received a checkpoint inhibitor (CPI), while Cohort B enrolls patients who received a minimum of 4 months of treatment with a CPI as part of their prior therapy, but subsequently had documented progressive disease. Key highlights of Cohort A results include an objective response rate of 21% and a disease control rate of 50% per RECIST 1.1. Median overall survival in this cohort has not yet been reached with a median  follow up of 14.4 months. Survival benefit is observed in patients with low levels of CD8+ TIL (≤10%) in their tumor at baseline (‘cold’ tumors) as compared to patients with high TIL, Hazard Ratio [HR] 0.39 (95% CI, 0.06 – 2.31); whereas there were no differences in survival based on positive (≥1%) or negative PD-L1 expression, HR 0.85 (95% CI, 0.26 – 2.79). Key highlights of Cohort B results include an objective response rate of 15%, disease control rate of 55%, and a median progression-free survival of 2.7 months.

The Oncology Market and Current Treatments

The American Cancer Society estimates that approximately 1.8 million people in the United States will be diagnosed with cancer in 2019. The lifetime probability of being diagnosed with cancer is approximately 39% for men and 38% for women. It is projected that 607,000 Americans will die from cancer in 2019.

Lung cancer is the second-most commonly diagnosed cancer in the U.S. An estimated 228,150 new cases of lung cancer were diagnosed in 2018, accounting for about 13% of all cancer diagnosis. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for lung cancer patients is 16% for men and 22% for women. Only 16% of lung cancers are diagnosed at a localized stage, for which the five-year survival is 56%. The American Cancer Society estimates that one in four deaths in the United States is due to cancer.

2018 Financial Developments

•

On November 26, 2018, we closed an underwritten public offering in which we raised approximately $12.7 million after deducting underwriting discounts and commissions and other estimated offering expenses and issued and sold 9,200,000 shares of our common stock together with warrants to purchase 4,600,000 shares of our common stock at a combined price to the public of $1.50. The warrants have an exercise price of $1.65, are exercisable upon issuance and expire five years from the date of issuance.

•

On May 7, 2018, we closed an underwritten public offering in which we raised approximately $18.8 million, net of underwriting discounts and commissions and other estimated offering expenses and issued and sold (i) 4,875,000 shares of common stock together with a number of common warrants to purchase 2,437,500 shares of our common stock, and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of our common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant. The common stock warrants expire five years after date of issuance and have an exercise price of $1.584 per share. As of the date of this filing, 3,054,667 common stock warrants have been exercised for an additional $4.8 million in proceeds and all pre-funded warrants have been exercised.

•

On January 19, 2018, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-10. All share numbers in this Annual Report on Form 10-K have been adjusted for the split.

ImPACT®/ComPACT™ Platform Technology Advantages

We seek to increase the percentage of patients with long-term benefit to checkpoint inhibitors with a combination treatment that is designed to activate and expand the T-cell’s immune defense mechanisms to seek out and kill cancer cells. ImPACT® and ComPACT™, variations of TCAP-based therapies, have been shown to stimulate an immune response based on a full antigenic repertoire of cancer cell associated proteins, not just one or a handful of antigens. The technologies are designed to combine a broad antigen repertoire of known tumor associated antigens, complexed with a potent immune adjuvant (gp96). The activated immune response generated by our TCAP-based therapies may be useful in treating a wide range of cancers and infectious diseases. The advantages include:

•

TCAP therapies are administered with checkpoint inhibitors and other immuno-modulators with the goal of enhancing immune response through T-cell activation. Genetically engineered allogenic cells are injected into the dermal layers of the skin of patients to elicit an immune response against the patient’s own tumor. The treatment primes immune recognition and triggers the body to stimulate a robust adaptive, T-cell mediated immune system to seek and destroy the cancer cells.

•

TCAP therapies are allogeneic, off-the-shelf treatments designed to activate the immune system to turn immunologically "cold" tumors "hot." With ImPACT®, therapies can be administered alongside checkpoint inhibitors and other immuno-modulators to increase effectiveness. Our ComPACT™ therapy combines antigen delivery and cross presentation with a highly selective T-cell co-stimulator within a single treatment, simplifying combination immunotherapy, while providing superior immune activation/expansion with reduced treatment costs.

•

Our “off-the-shelf,” cancer-fighting therapies are designed to expand cancer reactive immune cells to recognize and kill cancer cells. They jump-start immune recognition of common, cancer associated neo-antigens (proteins expressed normally in development prior to the upregulation of MHC expression) that are re-expressed in the cancer upon malignant transformation. When used alongside checkpoint inhibitors, they have been shown to boost T-cell activity to more effectively target and destroy cancer cells.

•

We don’t require invasive procedures or the isolation of patient tissues. We are not extracting anything from anyone. This eliminates the inconvenience and costs associated with securing, expanding, storing and transporting patient samples, while eliminating potential surgical risks.

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

PTX-35/PTX-45 Advantages

The advantages include:

•

Pelican provides access to a T-cell co-stimulator in two versions that further broadens our pipeline and strengthens our portfolio within the emerging T-cell co-stimulation space. We believe the use of these therapeutic agents, in combination with other immunotherapies, have the potential to be synergistic with our TCAP to dramatically improve patient outcomes.

•

Pelican is the only company with a disclosed preclinical pipeline targeting the T-cell co-stimulator, TNFRSF25. We believe PTX-35 can activate antigen-specific memory CD8+ cytotoxic T-cells that can lead to the elimination of patient’s tumor cells. This approach is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram and expand antigen experienced immunity, to support a long-term, durable therapeutic effect. When combined with immunotherapies, including the ImPACT® and ComPACT™ platform technologies, PTX-35 enhances antigen specific T-cell activation to eliminate tumor cells.

•

Preclinical studies with the murine precursor to PTX-35 show advantages over competing T-cell co-stimulator programs based on CD8+ T-cell specificity.

•

PTX-45 is a human TL1A-Ig fusion protein that acts as an agonist of TNFRSF25 with many of the advantages of PTX-35 described above and a shorter in vivo half-life.

Strategy

Our objective is to become a leading biopharmaceutical company specializing in the development and commercialization of allogeneic, “off-the-shelf” immunotherapies. ImPACT® and ComPACT™ are designed to address synergistic mechanisms of action: natural delivery of a robust repertoire of cancer associated antigens (CTAs) coupled with the activation, co-stimulation and expansion of cancer-specific killer T-cells to further enhance patients' immune activity and immune memory. Pelican’s lead compound, PTX-35, is a humanized affinity matured TNFRSF25 agonist antibody, and potential best-in-class T-cell co-stimulator due to its preferential antigen specific memory CD8+ T-cells that are considered most potent in eliminating cancer cells. Preclinical studies with systemically administered PTX-35 show advantages over competing T-cell co-stimulator programs. In addition, Pelican is the only company with a disclosed program targeting TNFRSF25 for use in immuno-oncology, with a broad, pioneering intellectual property estate.

We believe future cancer immunotherapies will involve multiple agents and our platforms could work synergistically with therapies, such as checkpoint inhibitors, which are designed to reverse tumor-induced immune exhaustion and suppression. We are focused on discovering, developing, and applying the ImPACT® and ComPACT™ platform technologies, and our PTX-35/PTX-45 compounds in combination with other immunotherapies towards a number of disease indications. The key elements of our strategy are:

•

Develop and obtain regulatory approval for our product candidates. We are currently enrolling patients in the Phase 2 portion of the HS-110 trial in combination with either nivolumab or pembrolizumab to treat patients with advanced NSCLC. Beyond NSCLC – depending upon funding and partnering opportunities – we plan to initiate new clinical trials of combined immunotherapy agents.

•

Maximize commercial opportunity for the ImPACT® and ComPACT™ technology, as well as our PTX-35 and PTX-45 compounds. Our current product candidates target large markets with significant unmet medical needs. For each of our product candidates, we seek to maximize the economic potential of any future U.S. or international commercialization efforts.

•

Enhance our partnering efforts. We are continually exploring partnerships for licensing and other collaborative relationships for Heat and Pelican and remain opportunistic in seeking strategic partnerships that maximize Heat’s economic potential.

•

Further expand our broad patent portfolio. We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to six different patent families directed to therapeutic compositions and methods related to our platform and preclinical development programs for cancer, and have filed additional patent applications that are owned by us. The ImPACT®/ComPACT™ patent portfolio comprise more than 13 issued patents and 20 pending patent applications. These patents and applications cover the United States, Europe, and Japan, as well as several other countries having commercially significant markets. In total, Pelican holds approximately 34 granted U.S. and foreign patents, and approximately 16 U.S. and foreign patents are pending.

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

Pelican Acquisition

On April 28, 2017, we consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became our majority owned subsidiary as contemplated by the Stock Purchase Agreement (the “Purchase Agreement”) that we entered into with Pelican, and certain stockholders of Pelican holding a majority of the outstanding shares.

Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, we paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million minus certain liabilities (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 133,106 shares of our restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Pelican Stockholders that sold their shares in Pelican to us (the “Participating pelican Stockholders”)  included Jeff Wolf, our Chief Executive Officer and a director, John Monahan and Edward Smith, two of our directors, the Chairman of our Scientific Advisory Committee at the time of the closing and/or entities controlled by them. During the year ended December 31, 2018, the Cash Consideration of approximately $0.3 million was distributed to the Participating Pelican Stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was retained by us and recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss.

Under the agreement, we are also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income:

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

Pelican has been awarded $15.2 million to fund preclinical and some clinical activities from Cancer Prevention Institute of Texas (CPRIT) grant (the “CPRIT Grant”). The CPRIT Grant is subject to customary CPRIT funding conditions. We have provided Pelican approximately $5.2 million of which $4.1 million was used to satisfy Pelican’s matching fund obligation under the first two years of the CPRIT Grant and Pelican has received approximately $8.3 million CPRIT Grant funding to date.

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

In October 2018, we entered into an agreement with the University of Miami (“UM”) whereby UM exchanged their shares of Pelican stock, of which it owned 5% equity on a fully diluted basis for a certain number of shares  along with UM shares in Heat Biologics I, Inc., of which it owned 7.5% equity (together herein the “Subsidiary Shares”) for 35,000 shares of Heat Biologics, Inc. common stock, $0.0002 par value; resulting in Heat owning 85% of  Pelican and 100% of its subsidiary Heat Biologics I.

CPRIT Grant

In May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to allow Pelican to develop PTX-35 through a 70-patient Phase 1 clinical program. The Phase 1 clinical program will be designed to evaluate PTX-35 in combination with other immunotherapies. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the three year project.

As of December 31, 2018, CPRIT has provided $8.3 million of the total $15.2 million grant. The remaining $6.9 million will become available in the third year. As of December 31, 2018, we have provided approximately $5.2 million of which $4.1 million was used to satisfy Pelican’s matching fund obligation under the first two years of the CPRIT Grant and we have approximately $3.5 million remaining to provide for the third CPRIT fiscal year.

The CPRIT Grant, as is customary for all CPRIT awards, contains a requirement that Pelican pay CPRIT a royalty on sales of commercial products developed using CPRIT funds equal to between three and five percent of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. After 400% of the grant award proceeds has been paid, Pelican will pay CPRIT a royalty of 0.5% in perpetuity. After the CPRIT Grant terminates, Pelican is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Pelican’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. Pelican expects to have received and expended all of the grant award proceeds by the agreement termination date.

The CPRIT Grant is subject to Pelican complying with all terms set forth in the CPRIT Grant, including Pelican maintaining its status with CPRIT as a Texas-based entity. In order to qualify as a Texas-based entity, a company must fulfill a majority of the following seven requirements: (i) its US headquarters must be physically located in Texas; (ii) its chief executive officer must reside in Texas; (iii) a majority of its personnel, including at least two other senior-level employees, must reside in Texas; (iv) its manufacturing activities must take place in Texas; (v) at least 90% of its grant award funds must be paid to individuals and entities in Texas, including salaries and personnel costs for employees and contractors: (vi) at least one clinical trial site must be in Texas; and (vii) it must collaborate with a medical research organization in Texas, including a public or private institution of higher education. Currently, Pelican meets a majority of these seven requirements.

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

The Heat and Pelican programs are supported by growing patent estates that are comprised of intellectual property owned by Heat or Pelican, or exclusively licensed from UM. ImPACT®, ComPACT™, PTX-45 (next generation improvements over PTX-15), and PTX-35 are protected by issued patents and various pending patent applications. In total, Heat holds approximately 113 granted U.S. and foreign patents and approximately 21 U.S. and foreign patents pending. In total, Pelican holds approximately 36 granted U.S. and foreign patents and approximately 28 U.S. and foreign patents are pending.

Heat’s foundational ImPACT® patent coverage is from the “Modified Heat Shock Proteins-Antigenic Peptide Complex” patent family, which is exclusively licensed from UM, and granted as US Patent No. 8,685,384. This patent expires in April 2019. Further ImPACT® coverage is found in: the “Allogeneic Cancer –Based Immunotherapy” patent family patented in the US (US Patent Nos. 8,475,785 and 9,238,064), Europe, Israel, Australia and pending (and now allowed) in Canada and the “Heat Shock Protein GP96 Vaccination and Methods of Using Same” patent family, which is granted in the US (US Patent No. 8,968,720). Both of these patent families are subject to exclusive license agreements with UM and provide protection to 2029 (not including any patent term adjustments or extensions). Various recently filed provisional and international (PCT) patent applications assigned to Heat and relating to ImPACT® are also pending.

Heat’s ComPACT™ technology is covered by US Patent No. 10,046,047 and a series of patents pending in the U.S. and foreign jurisdictions (i.e. Europe, Japan, China, Canada, Australia, Brazil, Mexico, Israel, India, Korea, Russia, Singapore and South Africa) and assigned to Heat. Various recently filed provisional and international (PCT) patent applications assigned to Heat and related to ComPACT™ are also pending and may provide coverage to 2038 or 2039.

Pelican’s PTX-45 (next generation improvements over PTX-15) and PTX-35 coverage stems from three exclusive license agreements with UM (i.e. “UM03-31 UM05-39” of July 11, 2008; “UMI176” of December 12, 2010; and “UM-143 UMN-106” of November 19, 2013). Patents are granted or pending in the U.S. and various foreign jurisdictions (such as Europe, Japan, China, Canada, Australia, Mexico, Korea, Israel, Singapore, and Hong Kong). US Patent No. 9,603,925, with term to 2034 (not including any patent term adjustments or extensions), covers PTX-45 compositions in combination with additional therapies. US Patent No. 9,499,627, with term to 2030 (not including any patent term adjustments or extensions), covers PTX-45 uses in therapies to delay transplant rejections. US Patent No. 9,839,670, with term to 2026 (not including any patent term adjustments or extensions), covers PTX-35 compositions in combination with a tumor antigen. US Patent No. 9,017,679 with term to 2026 (not including any patent term adjustments or extensions), covers methods of using PTX-35, among other things. Recent patent applications assigned to Pelican are intended to provide further compositional coverage for PTX-35. US Patent Nos. 9,982,057 and 10,005,843 provide composition of matter coverage for PTX-35 and have term to 2035 (not including any patent term adjustments or extensions).

License Agreements

The “Modified Heat Shock Proteins-Antigenic Peptide Complex” patent family is licensed pursuant to the terms of an exclusive license agreement that was entered into by Heat in July 2008 and subsequently assigned to our subsidiary Heat Biologics I, Inc. which issued to UM shares of its common stock representing seven and one-half percent (7.5%) of its common stock, of which UM transferred to Heat in exchange for shares of our common stock in October 2018. The term of the license is the length of the last to expire patent, unless terminated earlier. The license agreement grants Heat Biologics I, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights. As consideration for the rights granted in the license agreement, Heat Biologics I, Inc. was obligated to pay the University an upfront license fee of $150,000, additional yearly payments initially of $10,000 that increased to $20,000 in 2013 and a milestone payment of $500,000 upon approval of a BLA for the lung cancer vaccine covered by the patents rights being licensed.

The “Allogeneic Cancer-Based Immunotherapy” patent family is licensed to Heat Biologics 1, Inc. pursuant to the terms of an exclusive license agreement that was entered into with UM in February 2011 and the “Heat Shock Protein GP96 Vaccination and Methods of Using Same” patent family is licensed to Heat Biologics 1, Inc. pursuant to the terms of an exclusive license agreement that was also entered into with UM in February 2011. No upfront, annual or milestone payments are required to be paid to the University under either of these license agreements. The license agreements grant Heat Biologics I, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights.

As consideration for the rights granted in each of these three license agreements, Heat Biologics I, Inc. is obligated to pay royalties equal to a percentage (in the low-to-mid single digits) of net sales of products covered by the patent-related rights in the respective license agreements. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Heat Biologics I, Inc. is obligated to pay royalties to UM equal to a percentage of sublicense income. Each of these additional license agreements also provides that the licensee will not have to pay more than the above-noted royalty rates and sublicense fees if more than one license from UM is required to sell products covered by the licensed patent-related rights.

All of the above-described license agreements provide that the licensor has the right to terminate a subject license if the licensee: (1) has not introduced, or at least used its best efforts to introduce, a licensed product in the commercial marketplace in the United States, European Union, or Japan by December 31, 2020; (2) has not otherwise exercised diligence to bring licensed products to market; or (3) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it. Upon an uncured material breach of an obligation under any one of the above license agreements by a party, the other party has the right to terminate that agreement upon 90 days’ notice or 30 days’ notice if the breach relates to payments due to UM. In the event of a termination, Heat Biologics I, Inc. will be obligated to pay all amounts that accrued prior to such termination. Each of the above license agreements also contains other customary clauses and terms as are common in similar agreements between industry and academia, including the licensee’s agreement to indemnify UM for liabilities arising out of the negligence of the licensee, making the license grant subject to the Bayh-Dole act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

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

In October 2016, our wholly-owned subsidiary, Zolovax, Inc., entered into an agreement with UM for the license and development of a portfolio of patents leveraging its gp96 platform to target the Zika virus and other infectious diseases. The preclinical studies using the licensed technology have been initiated and are progressing.  The term of the license is the length of the last to expire patent, unless terminated earlier. The license agreement grants Zolovax, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights. As consideration for the rights granted in this license agreement, the licensee paid an upfront fee, is obligated to pay annual payments commencing on the third anniversary of the license agreement and royalties equal to a percentage (in the low-to-mid single digits) of net sales of products covered by the patent-related rights in the respective license agreements. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Zolovax, Inc. is obligated to pay royalties to UM equal to a percentage of sublicense income. The license agreement provides for diligence milestones payments of up to an aggregate of $1,450,000 that include pre-IND meeting with the FDA, IND submission to the FDA and dosing first patient in a Phase 1 clinical trial.  The license agreement also provides that the licensee will not have to pay more than the above-noted royalty rates if more than one license from UM is required to sell products covered by the licensed patent-related rights. The license agreement provides that the licensor has the right to terminate a subject license if the licensee has engaged in certain bankruptcy events or has breached the terms of the license agreement which includes having (i) failed to make a required payment; (ii) failed to achieve a milestone or not otherwise exercised diligence to bring licensed products to market; (iii) failed to possess insurance coverage, or (iv) filed a false report. Upon an uncured material breach of an obligation that remains uncured for 30 days’ after notice thereof, the other party has the right to terminate that agreement.

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

Pelican License Agreements

Under license agreements with UM, Pelican has obtained exclusive rights to five different patent families each directed to therapeutic compositions and methods related to targeting TNFRSF25/TL1A for the purpose of modulating immune responses. These families comprise approximately 36 granted U.S. and foreign patents, and approximately 28 U.S. and foreign patent applications. These patents and applications cover the United States, Europe and Japan as well as several other countries having commercially significant markets. As partial consideration for the initial two license agreements with UM, Pelican issued UM 300,000 shares of its common stock of which UM transferred to Heat in exchange for shares of our common stock in October 2018.

As consideration for the rights granted under the initial license agreement, Pelican is obligated to pay UM certain upfront license fees, aggregate milestone payments of $400,000 ((i) upon submission of an IND, (ii) approval of an IND, (iii) completion of a Phase 1 clinical trial and (iv) the earlier of May 2022 or approval of a NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above. As consideration for the rights granted under the second license agreement, Pelican is obligated to pay UM certain upfront license fees, aggregate milestone payments of $650,000 (i) upon submission of an NDA, (ii) approval of a NDA; (iii)  completion of Phase 1 clinical trial and (iv) the earlier of May 2022 or approval of an NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above. As consideration for the rights granted in the third license agreement, Pelican is obligated to pay UM certain upfront license fees, past and future patent costs, an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above. The third license agreement with UM provides that in the event that Pelican terminates its second license agreement with UM, Pelican is obligated to pay UM an annual minimum royalty payment of $20,000 for each year after 2014 during the term of the third license agreement as well as milestone payments that aggregate $400,000 upon achievement of the following milestones: (i) submission of an IND; (ii) approval of a NDA; (iii) completion of a Phase 1 clinical trial; and (iv)  the earlier of May 31, 2022 or approval of a NDA. The royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Pelican is obligated to pay royalties to UM equal to a percentage of sublicense income. The third license agreement also provides that Pelican will not have to pay more than above royalty rates and sublicense fees if more than one license from UM is required to sell products covered by the licensed patent-related rights.

All of the above-described Pelican license agreements provide that the licensor has the right to terminate a subject license if the licensee (1) has not introduced, or at least used its best efforts to introduce, a licensed product in the commercial marketplace in the United States, European Union, or Japan by December 31, 2022 (December 2020 for the November 2013 license agreement); (2) has not otherwise exercised diligence to bring licensed products to market; or (3) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it. Upon an uncured material breach of an obligation under any one of the above license agreements by a party, the other party has the right to terminate that agreement upon 90 days’ notice or 30 days’ notice if the breach relates to payments due to UM. In the event of a termination, Pelican will be obligated to pay all amounts that accrued prior to such termination. Each of the above license agreements also contains other customary clauses and terms as are common in similar agreements between industry and academia, including the licensee’s agreement to indemnify UM for liabilities arising out of the negligence of the licensee, making the license grant subject to the Bayh-Dole act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

Manufacturing

We rely on third-party manufacturers to produce and store our product candidates for clinical use and currently do not own or operate manufacturing facilities.

We have retained Lonza, Inc. a vendor, which has provided manufacturing of HS-110 to be used in our Phase 2 and potential Phase 3 clinical trials. We entered into an eight-year Manufacturing Services Agreement, dated October 20, 2011, with the vendor (the “Manufacturing Agreement”). The Manufacturing Agreement provides that the vendor will manufacture products based on our ImPACT® technology intended for use in pharmaceutical or medicinal end products, including, without limitation, products in a final packaged form and labeled for use in clinical trials or for commercial sale to end users in accordance with the terms and conditions of individual statements of work. The Manufacturing Agreement requires that we purchase a certain minimum percentage of our annual global product requirements from the vendor. The Manufacturing Agreement may be terminated by the parties upon mutual agreement, and by each party for a material breach by the other party that is not cured within the cure period, upon notice that a clinical trial for which product is being produced under the agreement is suspended or terminated or upon the other party’s insolvency, dissolution or liquidation.

The HS-110 product used in the inventor’s Phase 1, and in our Phase 2 clinical trial continues to be manufactured under cGMP (current good manufacturing practices). The vaccine cell line is grown in large quantities, dispensed into individual doses, frozen in liquid nitrogen, irradiated to render cell replication incompetent and quality tested in compliance with FDA guidelines. The vaccine is irradiated, which is a commonly used attenuation process that eliminates the ability of the gp96-Ig-containing vaccine cell lines to replicate but allows them to remain metabolically active and secrete gp96-Ig. The batches of frozen, irradiated vaccine are stable for long periods of time, and are thawed immediately prior to administration to patients. Sufficient material to dose patients in the HS-110 clinical studies has already been produced, and preparations are underway to produce quantities required for subsequent follow-on clinical trials.

Heat has also begun development of an additional product, HS-130, for treatment of select solid tumors. This product will utilize our ComPACT™ technology concept, which is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L). We have begun the cGMP manufacturing and nonclinical IND enabling activities to support the clinical development of this product.

Pelican is focused on the development of monoclonal antibody and fusion-protein based therapies designed to activate specific T-cell subsets of the immune system. We retained KBI Biopharma, a vendor, for development of two products; PTX-35 and PTX-45. PTX-35 is a humanized affinity matured monoclonal antibody that is a functional agonist of human TNFRSF25. This antibody provides highly selective and potent stimulation of ‘memory’ CD8+ cytotoxic T-cells. This is a subset of the class of T-cell that is responsible for eliminating tumor cells in patients. PTX-45 is a human TL1A-Ig fusion protein with many of the same functional qualities of PTX-35 but a shorter in vivo half-life. Pelican has begun the nonclinical IND enabling activities to support the clinical development of these products.

Competition

The pharmaceutical industry and biologics industry are each highly competitive and characterized by a number of established large companies, and mid-sized companies, as well as smaller companies like ours. If our competitors’ market products that are less expensive, safer or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. As a biotechnology company with cancer immunotherapy agents as lead product candidates, we compete with a broad range of companies. At the highest level, cancer immunotherapy can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, radiotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Celgene Corporation, Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Juno Therapeutics, Inc., Bluebird Bio, Inc., Transgene SA, Valeant Pharmaceuticals International, Inc., NewLink Genetics Corporation, Agenus Inc., NovaRx Corporation, Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., Immunovaccine Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., Telesta Therapeutics Inc. and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

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

The primary treatments for non-small cell lung cancer are surgery, radiation, chemotherapy, checkpoint inhibitors, targeted therapies and various combinations of each of these treatments. A large number of patients, particularly with advanced disease, are refractory to these treatments and are subsequently treated with a number of emerging biologic agents, including immunotherapy. Some examples of therapies commonly attempted with stage IIIB/IV NSCLC patients include: Opdivo® (nivolumab), Keytruda® (pembrolizumab), Alimta® (pemetrexed), Avastin® (bevacizumab), Tarceva® (erlotinib), Gemzar® (gemcitabine), Paraplatin® (carboplatin), Taxol® (paclitaxel), Taxotere® (docetaxel), and Navelbine® (vinorelbine). It is unlikely that biologic agents will compete with more traditional therapies in the short-term, but many oncologists believe that such therapies will eventually become the mainstay of lung cancer therapy. None of these agents have proven particularly effective for stage IIIB/IV NSCLC patients, with the most effective therapies only increasing survival by a few months. As a result, we do not consider these agents to be direct competitors to HS-110 because they are likely to be given either in sequence or in conjunction with some of the agents listed. Furthermore, many patients cannot tolerate many of the chemotherapeutics listed. Thus, we believe if HS-110 has a positive safety profile (without observation of local or systemic toxicities, none of which have been seen to date), it is possible that HS-110 would be preferred both by physicians and patients in this stage of disease.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2.5 million, and the manufacturer and/or sponsor under an approved new drug application are also subject to an annual program fee which is currently set at more than $309,000. These fees are typically increased annually.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ‘off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of HIPAA, as amended by HITECH, and similar state laws, each as amended.

The federal anti-kickback statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The anti-kickback statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs.

Additionally, the intent standard under the anti-kickback statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act., as discussed below.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services; making a false statement or record material to payment of a false claim; or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal anti-kickback statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business. HIPAA, as amended by the HITECH Act, and their respective implementing regulations.. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include health care providers, health plans, and healthcare clearinghouse, that create,  receive, or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in specified circumstances, some of which are more stringent and many of which differ from each other in significant ways, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Additionally, the Federal Physician Payments Sunshine Act under the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually  report to the Centers for Medicare and Medicaid, or CMS, information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties. Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

In order to distribute products commercially, we must also comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to it, we may be subject to penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to that third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost- effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Different pricing and reimbursement schemes exist in other countries. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidate for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect the pressure on healthcare pricing will continue to increase. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

U.S. Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Among other things, the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, (the “Texas District Court Judge”), ruled that the individual mandate is a critical and inserverable feature of the Affordable Care Act (“ACA”), and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Congress also could consider additional legislation to repeal, replace, or further modify elements of the ACA. Thus, the full impact of the ACA, or any law replacing elements of it, and the political uncertainty regarding any repeal and replacement on the ACA, on our business remains unclear. Many of the details regarding the implementation of the ACA are yet to be determined, and at this time, it remains unclear the full effect that the ACA would have on our business. There have been judicial and Congressional challenges to the ACA, and we expect such challenges and amendments to continue in the future.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

We anticipate that current and future U.S. legislative healthcare reforms may result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

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

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical chemistry, manufacturing, clinical development and regulatory and quality assurance. Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Our cancer trials have been registered on clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development. Research and development expenses were $16.2 million and $8.3 million during the years ended December 31, 2018 and 2017, respectively.

Emerging Growth Company

Until December 31, 2018, we were an emerging growth company. As of January 1, 2019 we are no longer an emerging growth company under the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS ACT”), which was enacted in April 2012. Under the JOBS ACT, a company should be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

(c) the date on which we have issued more than $1.0 billion in non-convertible debt, during the previous 3-year period, issued; or

(d) the date on which we are deemed to be a large accelerated filer.

As an emerging growth company, we were subject to reduced public company reporting requirements and were exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we were also exempt from Section 14A(a) and (b) of the Exchange Act, which require stockholder approval, on an advisory basis, of executive compensation and golden parachutes.

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

References to Heat Biologics also include references to our subsidiaries Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax Inc., and Pelican, unless otherwise indicated. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. Heat formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012. Heat also formed Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016 Heat formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96-based vaccines targeting Zika, HIV, West Nile, dengue and yellow fever. In June 2012, we divested our 92.5% interest in Pelican (formerly known as Heat Biologics II, Inc.). On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, Heat entered into an agreement with UM whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican, resulting in us owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. In November 2018 Heat formed two wholly-owned subsidiaries, Delphi Therapeutics, Inc. and Scorpion Biosciences, Inc.  We assigned our proprietary rights related to the development and application of our ImPACT® therapy platform to Heat Biologics I, Inc.

Employees

As of December 31, 2018, we had a total of 30 full-time employees. We believe our relationships with our employees are satisfactory. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

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

Risks Relating to our Company

We have had limited operations to date.

We are a clinical stage company and have had limited operations to date as has our subsidiary, Pelican. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. To date, we have not generated any revenue from product sales and our only revenue to date has been grant revenue that Pelican has received from CPRIT and a small amount of revenue from a research funding agreement. Even if we generate revenue from product sales, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

While various members of our management and staff have prior significant experience in conducting cancer trials, our company, to date, we have not successfully completed any late stage clinical trials and we have limited experience conducting and enrolling patients in clinical trials. Until recently, our operations, including the operations of Pelican, have been limited primarily to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking preclinical trials and preparing for our early clinical and preclinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2018 and 2017, we incurred a net loss of $16.6 million and $12.4 million, respectively. We have an accumulated deficit of $84.6 million through December 31, 2018. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the year ended December 31, 2018, our operating activities used net cash of approximately $21.7 million and as of December 31, 2018, our cash and cash equivalents and short-term investments were approximately $27.7 million. During the year ended December 31, 2017, our operating activities used net cash of approximately $6.4 million and as of December 31, 2017 our cash and cash equivalents were approximately $9.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2018, our accumulated deficit totaled approximately $84.6 million and as of December 31, 2017, our accumulated deficit totaled approximately $68.8 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents and short-term investments will allow us to continue the enrollment of additional patients in the Phase 2 clinical trial for HS-110; however, if the trial design or size were to change, we may need to raise money earlier than anticipated.

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

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidate, HS-110, for which we are currently actively conducting a Phase 2 clinical trial. HS-110 is in clinical stage development. Our other product candidates are all at a pre-clinical stage. We expect that at least one Phase 3 clinical trial of HS-110 will be required to gain approval by the FDA. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize our product candidates, which may never occur. Before commercializing this product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from any of our product candidates, and we may never be able to develop or commercialize a marketable drug.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The results reported for our initial 76 patients in our Phase 1b/2 clinical trial for HS-110 may not be replicated with other patients or other clinical trials. For example, the Phase 1 HS-410 clinical trial, as well as the interim data from the Phase 2 HS-410 clinical study, showed evidence of an immune response in NMIBC patients exposed to HS-410, however, the topline data from the Phase 2 clinical trial reported that there was no statistically significant difference in the primary endpoint between the vaccine and placebo arms of the trial. The Phase 2 clinical trial of HS-410 used doses and dosing regimens which had not previously been tested, and combinations with other immunotherapy agents. In addition, immune response is not an acceptable regulatory endpoint for approval, and the HS-410 Phase 1 trial involved a small sample size and was not randomized or blinded.  The clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We have developed certain expertise in the formulation, development and/or manufacturing of biologics but do not intend to establish our own manufacturing facilities. To date, the selection and initial replication of our biological cell lines used in our trials has been performed by individuals working at third party laboratories over which we have little process or quality control and therefore the process and replication could be subject to human error. We lack the resources and expertise to formulate or manufacture our own product candidates. The investigational products for our clinical trials are manufactured by our contractors under current good manufacturing practices, (“cGMPs”) and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization. Our agreement with the manufacturer of our HS-110 product expires in October 2019, and we have no assurance that we can extend current agreement or renegotiate our agreement on favorable terms if at all. Manufacturing considerations which may include, lead time and capacity considerations of our third-party manufacturers to provide clinical supply of our product candidates, could delay our clinical trials. We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials. If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we will rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

For our ongoing clinical trial of HS-110, we are administering our product candidates, in combination with other immunotherapy agents. Any problems obtaining the other immunotherapy agents could result in a delay or interruption in our clinical trials.

For our ongoing clinical trials of HS-110, we administer our product candidate in combination with another immunotherapy agent, nivolumab or pembrolizumab. Therefore, our success will be dependent upon the continued use of these other immunotherapy agents. We expect that our other product candidates will also be administered in combination with immunotherapy agents owned by third parties. If any of the immunotherapy agents that are used in our clinical trials are unavailable while the trials are continuing, our timeliness and commercialization costs could be impacted. In addition, if any of these other immunotherapy agents are determined to have safety of efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

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

For the years ended December 31, 2019, 2020, 2021, 2022, and 2023 our minimum annual payment obligations under our licensing agreements, (including the licenses that Pelican has entered into), required to be paid by us with the passage of time, are approximately $0.07 million, $0.1 million, $0.2 million, $0.8 million and $0.07 million, respectively. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments or milestone payments owed to the Participating Pelican Stockholders. The license agreements also provide for certain developmental milestones, as does the Purchase Agreement we entered into with the Participating Pelican Stockholders, including future payments to Pelican based on the achievement of certain milestones. No assurance can be given that we will meet all of the required developmental milestones. Any failure to make the payments or reach the milestones required by the license agreements would permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain these licenses, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our clinical product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect our business, financial condition and results of operations.

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare  & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of prescription drugs in finished dosage forms. We have not yet adopted the significant measures that will be required to comply with this law. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products, which could result in reduced demand for our clinical product candidate or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Our research and development activities may involve the controlled use of biological and hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. We currently operate one laboratory in North Carolina and Pelican operates a laboratory in Texas.  In our laboratory in Texas we perform contract services for third parties that could involve the use of biological and hazardous materials and chemicals. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

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

We will need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. In particular, over the next 12 months, we expect to hire additional new employees both in North Carolina and for Pelican in Texas. In fact, due to the CPRIT Grant and certain other funding we have received, we are required to hire employees located in Texas. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful especially in light of the CPRIT Grant requirements, including the requirement that Pelican maintain its headquarters in Texas and use certain vendors, consultants and employees located in Texas. Attracting and retaining qualified personnel will be critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of drug and biological product candidates entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products. We currently operate one laboratory in North Carolina and Pelican operates a laboratory in Texas.  In our laboratory in Texas we perform contract services for third parties. We could incur liability in the performance of these services, including liability for damage to materials supplied to us. Clinical trial liability claims may be filed against us for damages suffered by clinical trial subjects or their families. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products which could impact our ability to continue as a going concern. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Neither we nor Pelican are expected to derive revenue from any source in the near future until they or other potential partners successfully commercialize products. The CPRIT Grant requires that Pelican provide matching funds for one half of the award amount in order for Pelican to receive the grant funding. In order to receive the full $15.2 million award over three years, Pelican must raise matching funds in the aggregate amount of approximately $7.6 million. Pelican has received funding from us in the amount of approximately $5.2 million as of December 31, 2018 of which $4.1 million was used to satisfy Pelican’s matching fund obligation under the first two years of the CPRIT Grant. CPRIT has made available to Pelican an aggregate of $8.3 million. For the third year of the award Pelican must provide matching funds of approximately $3.5 million in order for CPRIT to provide approximately $6.9 million of grant funding. In addition, Heat provided Pelican approximately $0.3 million to pay Pelican’s legal fees and expenses incurred in connection with the Acquisition in 2017. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our or Pelican’s technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials, access the CPRIT award or obtain approval of our product candidates from the FDA and other regulatory authorities.

Reliance on government funding for Pelican’s programs may impose requirements that limit Pelican’s ability to take certain actions, and subject it to potential financial penalties, which could materially and adversely affect its business, financial condition and results of operations.

A significant portion of Pelican’s funding has been through a grant it received from the CPRIT Grant. The CPRIT Grant includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event Pelican violates certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. After the CPRIT Grant ends, Pelican is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Pelican’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement.

Pelican’s award from CPRIT requires it to pay CPRIT a portion of its revenues from sales of certain products by it, or received from its licensees or sublicensees, at tiered percentages of revenue in the low- to mid-single digits until the aggregate amount of such payments equals 400% of the grant award proceeds, and thereafter at a rate of less than one percent for as long as Pelican maintains government exclusivity, subject to Pelican’s right, under certain circumstances, to make a one-time payment in a specified amount to CPRIT to terminate such payment obligations. In addition, the grant contract also contains a provision that provides for repayment to CPRIT of some amount not to exceed the full amount of the grant proceeds under certain specified circumstances involving relocation of Pelican’s principal place of business outside Texas.

The CPRIT Grant requires Pelican, as a Texas-based company, to meet certain criteria, including among other things, that Pelican maintain its headquarters in Texas and use certain vendors, consultants and employees that are located in Texas. As Pelican expands its operations, it will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, sales and marketing and accounting and financing located in Texas. Pelican will compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and there can be no assurance that the search for such personnel will be successful, especially in light of the territorial restrictions imposed by CPRIT. Attracting and retaining qualified personnel will be critical to Pelican’s access to the CPRIT Grant.

If Pelican fails to maintain compliance with any such requirements that may apply to it now or in the future, it may be subject to potential liability and to termination of its contracts, including potentially the CPRIT Grant.

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

The combined company may not experience the anticipated strategic benefits of our acquisition of Pelican.

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

For the years ended December 31, 2018 and 2017 we reported under an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

As of January 1, 2019, we are no longer an emerging growth company under the JOBS ACT. However, for the years ended December 31, 2018 and 2017, we were an emerging growth company. An “emerging growth company,” as defined under the JOBS ACT, and, for as long as we continued to be an emerging growth company, we could choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS ACT, a company should be deemed an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

We ceased to be an “emerging growth company,” which means we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings.

We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2018. As a result, we anticipate that costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company.” In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting once we are an accelerated filer or large accelerated filer;
•

compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure and analysis obligations regarding executive compensation; and
•	compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on The NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The NASDAQ Capital Market may take steps to de-list our common stock. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. In the past we have received notices from the Listing Qualifications Department of NASDAQ Stock Market LLC (“NASDAQ”) that we failed to comply with the stockholders equity requirements and the minimum closing bid requirements. Although we have  satisfied the continued listing requirements of the NASDAQ with respect to stockholders’ equity and the minimum bid price requirements, there can be no assurance that we will continue to satisfy such requirements.

The possible issuance of common stock subject to options, restricted stock units and warrants may dilute the interests of stockholders.

In 2009, we adopted a 2009 Incentive Stock Plan (the “2009 Plan”). In 2014, we adopted a 2014 Stock Incentive Plan (the “2014 Plan”) and, in 2016 and 2015, we increased the number of shares of common stock that we have authority to grant under the 2014 Plan to a total of 3 million shares (300,000 shares post-reverse stock split). In 2017, we adopted a 2017 Stock Incentive Plan (the “2017 Plan”).  In addition, at our 2018 Annual Meeting of Stockholders, our 2018 Stock Incentive Plan (the “2018 Plan”) was approved by our stockholders, which provides for the issuance of up to 4,000,000 shares of common stock as compensation awards. As of December 31, 2018, awards for (i) 23,799 shares of common stock are outstanding under the 2009 Plan, (ii) 263,484 shares of common stock are outstanding under the 2014 Plan, (iii) 234,540 shares of common stock are outstanding under 2017 Plan  and 0 shares are outstanding under the 2018 Plan, which resulted in (i) 34,290 shares of common stock, (ii) 12,358 shares, (iii) 213,567 shares, and (iv) 4,000,000 shares of common stock, respectively, remaining available for grants under the 2009 Plan, 2014 Plan, 2017, and 2018 Plan, respectively.

In addition, as of December 31, 2018, we have issued warrants exercisable for 1,738 shares of our common stock to third parties in connection with prior private placements of our equity securities and debt and warrants exercisable for 9,028,992 shares of our common stock to third parties in connection with our public offerings. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of our common stock and 10,000,000 shares of preferred stock. In certain circumstances, the common stock and preferred stock, as well as the awards available for issuance under the 2009, 2014, 2017, and 2018 Plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and common stock. In addition, the issuance of preferred stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock. Our board of directors is authorized to create and issue from time to time, without stockholder approval, up to an aggregate of 10,000,000 shares of preferred stock of which 8,212,500 have been designated, in one or more series and to establish the number of shares of any series of preferred stock and to fix the designations, powers, preferences and rights of the shares of each series and any qualifications, limitations or restrictions of the shares of each series. The authority to designate preferred stock may be used to issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of the common stock or could also be used as a method of determining, delaying or preventing a change of control.

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

On March 28, 2019, we had 33,091,824 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

The shares of common stock offered under any at the market offering that we may engage in, and investors who buy shares at different times will likely pay different prices.

Investors who purchase shares that are sold under at-the-market-offerings at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

Our management will have broad discretion over the use of proceeds from our November 2018 and May 2018 public offering, our at-the-market offering with H.C. Wainwright, and additional future financings. The net proceeds from these offerings are to be used for general corporate purposes, which may include, among other things, increasing our working capital, funding research and development, clinical trials, vendor payables, potential regulatory submissions, hiring additional personnel and capital expenditures. Our management has considerable discretion in the application of the net proceeds, and stockholders will not have the opportunity to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not improve our operating results or enhance the value of our common stock.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Facilities

Our executive offices are located at 801 Capitola Drive, Suite 12, Durham, North Carolina 27713. On January 24, 2014, we entered into lease that expires September 30, 2019 for 5,303 square feet of office and laboratory space for monthly rent of $10,341 exclusive of payments required for maintenance of common areas and utilities. On September 30, 2014, the lease was amended to expand the premises by an additional 676 square feet for a total of 5,979 square feet for a monthly rent of $11,638. We are currently in the process of evaluating our operations to determine the proper space required for our current operations, as well as that there are spaces available sufficient for any future expansion requirements should the need arise.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the NASDAQ Capital Market under the symbol “HTBX” since July 29, 2013. Prior to that time, there was no public market for our common stock.  As of March 28, 2019, there were approximately 43 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

On January 19, 2018, we announced a reverse stock split of our shares of common stock at a ratio of one-for-ten. The reverse stock split took effect at 11 p.m. ET on January 19, 2018, and our common stock began to trade on a post-split basis at the market open on January 22, 2018. During our annual stockholders meeting held June 29, 2017, shareholders approved our company’s reverse stock split, and granted the board of directors the authority to implement and determine the exact split ratio. When the reverse stock split became effective, every 10 shares of our issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock on the effective date of the reverse split from approximately 42 million shares to approximately 4.2 million. It also subsequently adjusted outstanding options issued under our equity incentive plan and outstanding warrants to purchase common stock.

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. In October 2018, our stockholders approved the 2018 Stock Incentive Plan, which provides for a maximum of 4,000,000 awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan	23,799	$25.61	34,290
2014 Stock Incentive Plan	263,484	$15.56	12,358
2017 Stock Incentive Plan	234,540	$ 2.93	213,567
2018 Stock Incentive Plan	—	—	4,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	521,823	$10.34	4,260,215

Subsequent to December 31, 2018, we issued Jeff Wolf, Jeff Hutchins, and Ann Rosar options exercisable for 800,000, 356,860, and 110,570 shares of common stock, respectively, that vested 50% on the grant date, with the remaining options vesting 30% on the second anniversary of the grant date and 10% each of the third and fourth anniversary of the grant date as part of their 2018 bonus compensation. Subsequent to December 31, 2018, we also issued: (i) Jeff Wolf, Jeff Hutchins, and Ann Rosar 800,000, 143,140, and 89,430 restricted stock awards that vested 50% on the grant date, with the remaining restricted stock units vesting 30% on the second anniversary of the grant date and 10% each of the third and fourth anniversary of the grant date.

Recent Sales of Unregistered Securities

On October 30, 2018, we issued 35,000 shares of our common stock to UM in exchange for the return to us by UM of certain shares of capital stock it held in our subsidiaries, Heat Biologics I, Inc. and Pelican Therapeutics, Inc.

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

Company Overview

We are a biopharmaceutical company developing immunotherapies focused on  activating a patient’s immune system against cancer through T-cell activation and expansion.  Our T-cell Activation Platform (TCAP), includes two variations for intradermal administration Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). To further augment antigen experienced T-cell activation and expansion, we are also developing a novel T-cell co-stimulator PTX-35 for systemic administration. These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. Currently we are enrolling patients in our HS-110 combination immunotherapy trial, preparing IND submissions for HS-130 and PTX-35 programs,  and providing pre-clinical, CMC development,  and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.

We continue to enroll patients in our Phase 2 clinical trial for advanced non-small cell lung cancer (NSCLC), in combination with either Bristol-Myers Squibb’s nivolumab (Opdivo®) or more recently, Merck &Co., Inc’s (Merck’s) anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). Our other programs are in pre-clinical and CMC development with two IND filings anticipated during 2019.

Our T-cell Activation Platform (TCAP), includes a variation of two TCAPs, ImPACT® and ComPACT™ which are designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology cocktail to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

We believe the advantage of our approach is that our biologic agents deliver a broad range of tumor antigens that are unrecognized by the patient’s immune system prior to the malignant rise of the patient’s tumor. TCAP combines these tumor associated antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens out of our non-replicating allogenic cell-based therapy into the local microenvironment of the skin. The treatment primes local natural immune recognition to activate T-cells to seek and destroy the cancer cells throughout the body. These TCAP agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through ligand specific T-cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drugs are fully-allogenic, “off-the-shelf” products which means that we can administer immediately without the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment based on these patient materials. Our TCAP product candidates from our ImPACT® and ComPACT™ platforms are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistical, manufacturing and importantly, cost benefits, compared to “personalized” precision medicine approaches.

Our ImPACT® platform is an allogenic cell-based, T-cell-stimulating platform that functions as an immune activator to stimulate and expand T-cells. The key component of this innovative immunotherapy platform is the dual functionality of the heat shock protein, gp96.

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. But when a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate APCs to specialized dendritic cells that upregulate T-cell costimulatory ligands, MHC and immune activating cytokine. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for Heat’s T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

ComPACT™, our second TCAP, is a dual-acting immunotherapy designed to deliver antigen driven T-cell activation and specific co-stimulation in a single product.  ComPACT™ helps unlock the body’s natural defenses and builds upon ImPACT® by providing specific co-stimulation to enhance T-cell activation and expansion. It has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products.  The potential advantages of ComPACT™ include: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) serving as a booster to expand the number of antigen-specific CD8+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective in the body after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally and the draining lymph nodes, which drive targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) a potential paradigm shift that is designed to simplify combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

Pelican, our subsidiary, is a biotechnology company focused on the development of biologic based therapies designed to activate the immune system, including the monoclonal antibody, PTX-35. PTX-35, which is currently focused on preclinical IND enabling activities, is Pelican’s lead product candidate targeting the T-cell co-stimulator, TNFRSF25. It is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with ImPACT® and ComPACT™ platform immunotherapies, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches, including PTX-45, a human TL1A-lg fusion protein designed as a shorter half-life agonist of TNFRSF25.

We continue to enroll patients in our HS-110 combination immunotherapy trial, preparing for IND submission of HS-130 (ComPACT™), advancing pre-clinical development of Pelican assets in anticipation of an IND submission, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and no revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

•

operate as a public company.

2018 Financial Developments

•

On November 26, 2018, we closed an underwritten public offering in which we raised approximately $12.7 million after deducting underwriting discounts and commissions and other estimated offering expenses and issued and sold 9,200,000 shares of our common stock together with warrants to purchase 4,600,000 shares of our common stock at a combined price to the public of $1.50. The warrants have an exercise price of $1.65, are exercisable upon issuance and expire five years from the date of issuance.

•

On May 7, 2018, we closed an underwritten public offering in which we raised approximately $18.8 million, net of underwriting discounts and commissions and other estimated offering expenses and issued and sold (i) 4,875,000 shares of common stock together with a number of common warrants to purchase 2,437,500 shares of our common stock, and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of our common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant. The common stock warrants expire five years after date of issuance and have an exercise price of $1.584 per share. As of the date of this filing, 3,054,667 common stock warrants have been exercised for an additional $4.8 million in proceeds and all pre-funded warrants have been exercised.

•

On January 19, 2018, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-10.

Funding/Liquidity

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have primarily financed our operations with net proceeds from the sale of our securities including, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million, an additional $3.9 million from the exercise of 386,343 warrants, our March 2017 public offering in which we received net proceeds of approximately $4.1 million, our November 2017 public offering in which we received net proceeds of approximately $2.4 million, our May 2018 public offering in which we received net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, and our November 2018 public offering in which we received net proceeds of approximately $12.7 million. In addition, we received $7.5 million from our debt facility, which has subsequently been paid back in full as of December 31, 2016 and have received an aggregate of $9.3 million of net proceeds from sales of shares of our common stock through the At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. through December 31, 2017. As of December 31, 2018, we have received $8.3 million in grant funding from the CPRIT Grant through Pelican.  On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement which replaced the FBR Sales Agreement and which has been subsequently terminated. To date, we received net proceeds of approximately $3.8 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. As of December 31, 2018, we had an accumulated deficit of $84.6 million. We had net losses of $16.6 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations through mid-year 2020, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

•

Research and development costs, including clinical and regulatory cost; and

•

Recent accounting pronouncements.

Revenue

Our 2018 revenue consists of research funding from our CPRIT Grant and in 2017 revenue included revenue from a research funding agreement with Shattuck that terminated on January 31, 2017.  Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

Deferred Revenue

Deferred revenue is comprised of proceeds of $1.0 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

In-process R&D

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The IPR&D assets were acquired on April 28, 2017 when we acquired Pelican.

Goodwill and Impairment

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. We use widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. Our valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value.

Income Tax

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 34% to 21% and made numerous other tax law changes. We have measured deferred tax assets at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.  Under the guidance of SAB 118, we are required to recognize the effect of tax law changes in the period of enactment.  Reasonable estimates were made based on our analysis of the Tax Act. These provisional amounts were adjusted during 2018 when additional information was obtained with no material adjustments.

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

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18: Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU, in part, requires that certain transactions with collaboration partners be excluded from revenue recognized under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this standard and we do not plan early adoption of this standard.

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. We do not anticipate ASU 2018-07 to have a material impact to our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. We do not anticipate ASU 2018-08 to have a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019, with early adoption permitted. We do not anticipate ASU 2017-01 to have a material the impact to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. ASU 2016-18 requires the statement of cash flows to be a reconciliation between beginning and ending cash balances inclusive of restricted cash balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. We adopted this ASU for the year ending December 31, 2018. The adoption of this standard resulted in the removal of changes in Restricted Cash from the Consolidated Statements of Cash Flows of $2,292 and $101,176 for the years ended December 31, 2018 and 2017, respectively and inclusion of these amounts as part of the starting and ending cash balances.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. Grant revenue is recognized as work is performed and qualifying costs are incurred. We adopted the modified retrospective method of adoption in early 2018 and there was no material effect on the timing and measurement of revenue.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 and 2017

Revenues

The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the three year project.

As of December 31, 2018, CPRIT has provided $8.3 million of the total $15.2 million grant. The remaining $6.9 million is expected to become available in the third CPRIT fiscal year (June 2018 through May 2019). As of December 31, 2018, we have provided approximately $5.2 million in funding of which $4.1 million was used to satisfy Pelican’s matching fund obligation under the first two years of the CPRIT Grant and we have approximately $3.5 million remaining to provide for the third CPRIT fiscal year.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

We recognized grant revenue of approximately $5.8 million for the year ended December 31, 2018 for qualified expenditures under the grant. We recognized $1.5 million grant revenue related to CPRIT during the year ended December 31, 2017. As of December 31, 2018, we had short term deferred revenue of $1.0 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

During the year ended December 31, 2017 we also recognized research funding revenue in 2017 of approximately $0.02 million for research and development services, which included labor and supplies, provided to Shattuck Labs, Inc. (“Shattuck”) which research funding agreement ended January 31, 2017. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 increased 59% to $23.7 million compared to $14.9 million for the year ended December 31, 2017. For the year ended December 31, 2018 operating expenses are primarily comprised of research and development, and general and administrative expenses, as well as change in the fair value of contingent consideration due to our initial acquisition of an 80% controlling interest in Pelican in 2017. Research and development expenses were $16.2 million, general and administrative expenses were $7.0 million and the change in fair value of contingent consideration was $0.5 million for the year ended December 31, 2018 as compared to research and development expenses of $8.3 million, general and administrative expenses were $6.4 million and the change in fair value of contingent consideration was $0.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, research and development expenses represented approximately 68% of operating expenses, general and administrative expenses represented approximately 30% and change in fair value of contingent consideration 2% of operating expenses. For the year ended December 31, 2017, research and development expenses represented approximately 56% of operating expenses, general and administrative expenses represented approximately 43% and change in fair value of contingent consideration 1% of operating expenses.

Research and development expense

Research and development expenses increased by 95% to $16.2 million for the year ended December 31, 2018 compared to $8.3 million for the year ended December 31, 2017. The components of R&D expense are as follows, in millions:

	Year ended December 31,
	2018	2017
Programs
HS-110	$3.5	$2.6
HS-410	0.2	0.7
HS-130	0.8	0.2
PTX 35/other biologics against TNFRSF25	7.5	0.0
Other programs	0.4	0.8
Unallocated research and development expenses	3.8	4.0
	$16.2	$8.3

•

HS-110 expense increased $0.9 million, as we increase patient enrollment in the phase 2 portion of our multi-arm clinical trial.

•

HS-410 expense decreased $0.5 million due to completion of long-term follow up and program close-out.

•

HS -130 expense increased by $0.6 million as we continue CMC (chemistry, manufacturing and control) development, and prepare for production of clinical trial material for this program.

•

PTX expense for the year ended December 31, 2018 was $7.5 million as we continue pre-clinical development of PTX-35 and other biologics against TNFRSF25 for testing in patients.

•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies. These costs decreased by approximately $0.4 million related to the variability and timing of collaborative programs focused on T-cell costimulatory programs including the Zika program.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs decreased approximately $0.2 million primarily related to the classification of consultant fees to the appropriate program.

General and administrative expense

General and administrative expense increased approximately 9% to $7.0 million for the year ended December 31, 2018 compared to $6.4 million for the year ended December 31, 2017. The variance of $0.6 million is primarily due to the increase in personnel and operations as we establish our Texas operations associated with our Pelican subsidiary offset by the acquisition costs of Pelican during the year ended December 31, 2017.

Change in fair value of contingent consideration

We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was $0.5 million for the year ended December 31, 2018 compared to the contingent consideration of $0.2 million for the year ended December 31, 2017.

Interest income

Interest income was $0.3 million for the year ended December 31, 2018 compared to $0.02 million for the year ended December 31, 2017. The increase is due to the increased cash equivalent balance as well as investment in various short-term financial instruments that generated interest income during the year ended December 31, 2018.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2018 consists of $1.0 million federal tax benefit due to the application of the tax benefit calculated on indefinite-lived 2018 NOLs. Income tax benefit for the year ended December 31, 2017 consists of $0.8 million federal tax benefit related to the tax rate change in connection to the purchase accounting intangibles with our acquisition of Pelican.

Net loss attributable to Heat Biologics, Inc.

We had a net loss attributable to Heat Biologics, Inc. of $15.7 million, or ($0.90) per basic and diluted share for the year ended December 31, 2018 compared to a net loss attributable to Heat Biologics, Inc. of $11.8 million, or ($3.08) per basic and diluted share for the year ended December 31, 2017.

BALANCE SHEET AS OF DECEMBER 31, 2018 AND 2017

Short-term Investments

Short-term investments were $5.6 million as of December 31, 2018. There were no short-term investments as of  December 31, 2017. The Company invested cash in higher yield investments to generate interest income.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $1.0 million as of December 31, 2018 and $2.0 million as of December 31, 2017. The $1.0 million decrease was primarily attributable to the amount recognized for cGMP as we continue our manufacture of PTX-35 antibody.

In-Process R&D and Goodwill. As of December 31, 2018 and December 31, 2017, we had in-process R&D of $5.9 million and goodwill of $2.2 million from our acquisition of Pelican. The fair value of these assets did not change during the year ended December 31, 2018.

Accounts Payable. Accounts payable was approximately $1.0 million as of December 31, 2018 and December 31, 2017. Accounts payables primarily consist of payables for CMC as well as investigator site payments for our clinical trials.

Deferred Revenue. We had short term deferred revenue of $1.0 million and $7.0 million as of December 31, 2018 and December 31, 2017, respectively. This short term deferred revenue represents proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met. We had long term deferred revenue of $0.2 million as of December 31, 2018, related to an economic development grant received from San Antonio for the purchase of lab equipment.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $1.7 million as of December 31, 2018 compared to approximately $2.3 million as of December 31, 2017. The decrease of approximately $0.6 million was related primarily to investigator site payments made during 2018.

Other Long-Term Liabilities. Other long term liabilities were $0.2 million as of December 31, 2018 and December 31, 2017. Other long-term liabilities mainly consist of the percentage of investigator site fees that are held back until a clinical study is complete.

Deferred Tax Liability. Deferred tax liability was approximately $0.3 million as of December 31, 2018 compared to approximately $1.3 million as of December 31, 2017. The decrease of approximately $1.0 million was related to application of the tax benefit calculated on indefinite-lived 2018 NOLs.

Contingent Consideration. As of December 31, 2018, we had contingent consideration of $3.1 million compared to $2.6 million for the year ended December 31, 2017 related to our acquisition of Pelican which is recorded on our consolidated balance sheets. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and as of December 31, 2018, we determined the change in the estimated fair value of the contingent consideration to be approximately $0.5 million due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. More recently, we have primarily financed our operations with net proceeds from the public offering of our common stock and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 3,054,667 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. In addition, from August 2016 through July 2017 we received an aggregate of $9.3 million of net proceeds through our At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with B. Riley FBR, Inc. formerly known as FBR Capital Markets & Co. On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement that replaced the FBR Sales Agreement and which has subsequently been terminated. To date, we received net proceeds of approximately $3.8 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. As of December 31, 2018, we had an accumulated deficit of $84.6 million. We had net losses of $16.6 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations through mid-year 2020, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we intend to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of December 31, 2018, we had approximately $27.7 million in cash and cash equivalents and short-term investments.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant increase in cash used in operating activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in pre-clinical activities associated with our PTX programs.

Investing activities.  Cash used by investing activities during the year 2018 was related to purchase of short term investments and the purchase of lab equipment as we establish our San Antonio facilities as required per the CPRIT Grant. Cash used in investing activities during the year 2017 included the purchase of Pelican Therapeutics net of cash acquired and purchases of property and equipment.

Financing activities. Cash provided by financing activities during the year ended December 31, 2018 was primarily from the May 7, 2018 public offering which generated net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, the November 21, 2018 public offering which generated net proceeds of approximately $12.7 million, as well as approximately $3.8 million net proceeds from the HCW sales agreement. Cash provided by financing activities during the year ended December 31, 2017 was primarily from the March 2017 public offering which generated net proceeds of approximately $4.1 million, $2.4 million net proceeds from the FBR Sales Agreement, and net proceeds of approximately $2.4 million after deducting underwriting discounts and commissions and other estimated offering expenses from our November 2017 public offering.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Current and Future Financing Needs

We have incurred an accumulated deficit of $84.6 million through December 31, 2018. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

Our principal property is our corporate headquarters located in Durham, NC. We lease this space (5,979 square feet) under a lease agreement that has a term that runs through September 30, 2019. During 2018, Pelican entered into a five-year lease for a total of 5,156 square feet in San Antonio, Texas.

Below is a table of our contractual obligations for the years 2019 through 2023 as of December 31, 2018 (in thousands).

	2019	2020	2021	2022	2023	Total
License agreements	$74	$103	$228	$784	$74	$1,263
Lease agreements	310	116	118	120	20	684
Total	$384	$219	$346	$904	$94	$1,947

Additional In-Licensed Programs

We may enter into additional license agreements relating to new product candidates.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.

Financial Statements and Supplemental Data

See pages F-1 through F-30.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

Our management has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Principal Executive Officer and Principal Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, our internal controls over financial reporting were effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our last quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

We have terminated the H.C. Wainwright Sales Agreement and intend to enter into a new at-the-market offering agreement.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	55	Chairman of the Board of Directors, Chief Executive Officer and President	2008

Jeff T. Hutchins, Ph.D.	60	Chief Scientific Officer and Chief Operating Officer	2017

Ann A. Rosar	67	Vice President of Finance, Controller and Secretary	2016

John Monahan, Ph.D.	72	Director	2009

John K.A. Prendergast, Ph.D.	65	Director	2016

Edward B. Smith, III	43	Director	2010

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

Jeff T. Hutchins, Ph.D., Chief Scientific Officer and Chief Operating Officer

Dr. Hutchins joined our company on January 1, 2017 as Chief Scientific Officer and Senior Vice President of Pre-Clinical Development and in June 2017 he was appointed as both Chief Scientific Officer and Chief Operating Officer.  Dr. Hutchins oversees our research efforts, bringing over 27 years of research and clinical development experience from both large pharmaceutical and biotechnology companies. Most recently and since 2012, Dr. Hutchins served as Vice President of Preclinical Research for Peregrine Pharmaceuticals, Inc., a biopharmaceutical company developing therapeutics to fight cancer and infectious diseases. Dr. Hutchins was responsible for building out the research program for Peregrine's lead product candidate, bavituximab, a chimeric monoclonal antibody designed to target phosphatidylserine. Prior to joining Peregrine in 2012, from 2001 until 2012, Dr. Hutchins served as Vice President, Preclinical Development at Inhibitex Inc, which was acquired by Bristol-Myers Squibb. From 1991 to 2000, Dr. Hutchins held several senior scientist positions in Discovery Research at Burroughs Wellcome and Glaxo Wellcome, with a visiting professor appointment at Rush Medical College.

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

Effective March 31, 2019, Ann A. Rosar is going into retirement and Robert J. Jakobs will serve as our Vice President of Finance. See ‘Executive Compensation-Employment Agreements” in Item 11 below.

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

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2018, the Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

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

2018 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2018 regarding the compensation of our directors who at December 31, 2018 were not also named executive officers.

Name and Principal Position	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Totals
John Monahan, PhD (1)	$ 61,500	$ 25,912	—	$87,412
John K. A. Prendergast, PhD (2)	$221,000	$ 51,821	—	$272,821
Edward Smith (1)	$ 72,500	$ 25,912	—	$98,412

———————

(1)

The stock options are computed in accordance with FASB ASC 718 and reflect the value of an option to purchase 9,530 granted on January 8, 2018 to Dr. Monahan and Mr. Smith with 100% of these options vesting on the one year anniversary of the date of the grant, subject to remaining on the Board of Directors. The fair value of the options was calculated in accordance with FASB ASC 718, and the assumptions used are described in Note 10 to the Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017.

(2)

The stock options are computed in accordance with FASB ASC 718 and reflect the value of an option to purchase 19,059 shares of common stock granted on January 8, 2018 to Dr. Prendergast as lead independent director with 100% of these options vesting on the one year anniversary of the date of the grant, subject to remaining on the Board of Directors. The fair value of the options was calculated in accordance with FASB ASC 718, and the assumptions used are described in Note 10 to the Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017.

As of December 31, 2018, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
John Monahan, Ph.D.	25,018
John K. A. Prendergast, Ph.D.	41,059
Edward Smith	24,257

Our Compensation Committee conducted an evaluation of the compensation of the members of our board of directors with assistance from Korn Ferry. As described in additional detail below under Item 11. “Executive Compensation,” Korn Ferry is the Compensation Committee’s independent compensation advisor and was engaged to provide analysis, guidance and considerations pursuant to our director pay program. Based on Korn Ferry’s review last year, the Compensation Committee determined that the director pay program was consistent with competitive market practices (relative to Heat Biologic’s publicly-traded peer group at that time), aligned with our overall philosophy and approach to director pay and reflective of desired competitive positioning.  During the year ended December 31, 2018, and anticipated to remain the same for 2019, directors who are not employees receive an annual cash fee of $35,000 as well as a cash fee of $8,000 for service on the Audit Committee and $5,000 for service on each of the Compensation Committee and the Nominating and Governance Committee.  In addition, the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional cash fee of $12,500, $8,500 and $7,000, respectively. The lead independent director receives a monthly fee of $14,000 for his services as lead independent director.

However, due to the price of our common stock, it was determined that the equity portion of our director pay program was not consistent with competitive market practices (relative to Heat Biologic’s publicly-traded peer group at that time).  Accordingly, on January 9, 2019, after consultation with Korn Ferry, Dr. Monahan and Mr. Smith received an option grant each to purchase 150,000 shares of our common stock (having a value of $140,400) vesting 50% immediately, 30% on the one year anniversary of the grant date, 10% shall vest on the two-year anniversary grant date, and the remaining 10% shall vest on the three-year anniversary grant date.  For his services as lead independent director Dr. Prendergast received a grant of 300,000 restricted shares of common stock (having a value of $318,000) vesting 50% immediately, 30% on the one year anniversary of the grant date, 10% shall vest on the two-year anniversary of the grant date, and the remaining 10% shall vest on the three-year anniversary of the grant date.  These stock option grants provided to Dr. Monahan and Mr. Smith will expire (10) years from the date of the grant, unless terminated earlier.

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

Use of Compensation Consultant

As noted above, the Compensation Committee retained Korn Ferry, a nationally-recognized global human resources consulting firm, as its independent compensation advisor for 2018. Korn Ferry principally provides analysis, advice and recommendations regarding Named Executive Officer and non-employee director compensation as well as guidance and considerations on our long-term incentive program for all eligible employees. Korn Ferry reports to the Chairman of the Compensation Committee and has direct access to the other members of the Compensation Committee. Korn Ferry does not provide any other services to the Company other than in its role as the Compensation Committee’s independent advisor.

Competitive Considerations

In making compensation decisions with respect to each element of compensation for our Named Executive Officers, the Compensation Committee considers the competitive market pay data from both our publicly-traded peer group (14 similarly -situated biotechnology, pharmaceuticals and biopharma companies) and a premier compensation survey which is specific to our size and industry. In setting 2018 and 2019 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Korn Ferry in December 2017 and December 2018, respectively.

For each of our Named Executive Officers in context of competitive market data, the Compensation Committee generally targets total direct compensation that is within a competitive range of market (+/- 15% of median) relative to executives in similar positions and with similar responsibilities and experience. The Compensation Committee’s desired competitive positioning and its pay program decision-making (in terms of both compensation levels and overall mix of pay which is focused on variable or “at risk” compensation) is reflective of our pay for performance philosophy and provides alignment of executive and shareholder interests.

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

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work and are required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Our Chief Executive Officer, Vice President of Finance and Chief Scientific Officer/ Chief Operating Officer typically make performance assessments of our other employees throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels. Based on the analysis provided to us by Korn Ferry and other comparative research performed by the Committee, the Committee was able to compare the base salary for the Chief Executive Officer, Vice President of Finance and Chief Scientific Officer/ Chief Operating Officer. It was determined that our Chief Executive’s Officer’s, Vice President of Finance and Chief Scientific Officer’s/ Chief Operating Officer’s 2018 base salary levels were within a competitive range of market relative to competitive market data and therefore only modest merit-related base salary increases were provided for 2019. The 2018 and 2019 base salaries for our Named Executive Officers are as follows:

Named Executive Officer	Base Salary 2018	Base Salary 2019
Jeff Wolf, Chief Executive Officer	$417,150	$427,579
Ann Rosar, Vice President of Finance	$260,000	$266,500
Jeff Hutchins, Chief Scientific Officer and Chief Operating Officer	$335,000	$343,375

2. Bonuses

The Compensation Committee also makes recommendations to the full Board of Directors for determining bonuses. For the year ended December 31, 2018, the Compensation Committee approved a $208,575 cash bonus for Jeff Wolf (50% of pro-rated gross base salary), a $100,500 cash bonus for Jeff Hutchins (30% of pro-rated gross base salary) and a $65,000 cash bonus for Ann Rosar (25% of pro-rated gross base salary). In addition, on January 1, 2019, the Board granted the following one time supplemental cash bonuses to the executive officers for significant strategic and operational achievements in 2018: (i) Mr. Wolf a one-time supplemental cash bonus equal to $208,576; (ii) Ms. Rosar a one-time cash supplemental bonus equal to $65,000 and (iii) Dr. Hutchins a one-time supplemental cash bonus equal to $100,500.

The employment agreement with Jeff Wolf that was in effect during 2018 provided that he was eligible for a cash performance bonus of up to fifty percent of his base as well an equity bonus in the sole discretion of the board of directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors. Dr. Hutchins employment agreement was amended in January 2019 to increase his bonus such that he is eligible for a cash performance bonus of up to thirty percent of his base and as well an equity bonus in the sole discretion of the board of directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors. Ann Rosar’s employment agreement provides that she is eligible for an annual bonus, payable in cash and/or equity, in the discretion of the board of directors. The bonuses are to be rewarded based on whether, in the discretion of the Compensation Committee and the board of directors, our company and the Named Executive Officer met certain objectives established by the Compensation Committee. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it.

3. Long-Term Incentives

The Compensation Committee believes that a substantial portion of the Named Executive Officer’s compensation should be awarded in equity-based compensation since equity-based compensation is directly linked to the interests of stockholders. The Compensation Committee has elected to grant a combination of stock options and restricted stock awards to the Named Executive Officers and other key employees as the primary long-term incentive vehicles. In making this determination, the Compensation Committee considered a number of factors including: the accounting impact, potential value of stock option grants versus other equity instruments and cash incentives, and the alignment of equity participants with stockholders. The Compensation Committee determined to grant a combination of stock options and restricted stock awards to:

•	enhance the link between the creation of stockholder value and executive compensation;

•	provide an opportunity for equity ownership;

•	act as a retention tool; and

•	provide competitive levels of total compensation.

The Board’s rationale for making equity awards was to use the awards to encourage retention and better align the interest of the Names Executive Officers with the stockholders. In 2018 and 2019 the Board also considered each Named Executive Officer  prior long terms service and the fact that there was a lack of realizable value from their prior awards since substantially all of the prior awards were of significant low value. Each of Jeff Wolf, Jeff Hutchins and Ann Rosar were granted options to purchase 800,000, 356,860 and 110,570 shares of common stock, respectively, in January 2019 as part of their long term incentive compensation for the year ended December 31, 2018. In addition, Jeff Wolf, Jeff Hutchins, and Ann Rosar were issued 800,000, 143,140, and 89,430 restricted stock awards, respectively in January 2019, as part of their long term incentive compensation. The stock options and restricted stock awards granted vest 50% immediately, 30% on the one year anniversary of the grant date, 10% shall vest on the two-year anniversary grant date, and the remaining 10% shall vest on the three-year anniversary grant date.  The stock options have a term of ten years.

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

Set forth below is the compensation paid or accrued to our named executive officers during the years ended December 31, 2018 and December 31, 2017 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards (8)		Options (8)	Other		Total
Jeffrey Wolf	2018	$417,150	$417,150	(1)	$160,785		$171,533	$—		$1,166,618
Chairman and Chief Executive Officer	2017	$417,150	$208,575	(2)	$213,038	(3)	$125,000	$—		$963,763

Jeff T. Hutchins	2018	$335,000	$201,000	(4)	$—		$85,386	$—		$621,386
Chief Scientific Officer and Chief Operating officer	2017	$309,442	$77,361	(5)	$—		$94,583	$66,000	(6)	$547,386

Ann A. Rosar	2018	$260,000	$135,000	(7)	$19,060		$17,865	$—		$431,925
Vice President of Finance	2017	$212,500	$53,125	(5)	$60,900		$52,975	$—		$379,500

———————

(1)

Mr. Wolf’s annual 2018 bonus of $208,575 was paid in 2018. The one-time supplemental cash bonus of $208,575 was accrued in 2018 and paid in 2019.

(2)

Mr. Wolf agreed to accept 26,072 restricted stock units in lieu of $52,144 of his cash bonus (25% of his cash bonus). The restricted stock units received in lieu of the cash bonus had a value at the time of grant of $104,288.

(3)

Includes the value of the restricted stock units ($52,144) that exceed the value of the bonus foregone. The restricted stock units vest immediately but may not be sold until the one year anniversary of their grant date. Each restricted stock units represents a contingent right to receive one share of common stock.

(4)

Dr. Hutchins’ annual 2018 bonus of $100,500 was paid in 2018. The one-time supplemental cash bonus of $100,500 was accrued in 2018 and paid in 2019.

(5)

This bonus was accrued in 2017 and paid in 2018.

(6)

This is the sign-on bonus per Dr. Hutchins’ January 2017 employment agreement.

(7)

Ms. Rosar’s annual 2018 bonus of $65,000 was paid in 2018. Ms. Rosar received a performance bonus of $5,000 in June 2018. The one-time supplemental cash bonus of $65,000 was accrued in 2018 and paid in 2019.

(8)

For all stock options and stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Assumptions made in the calculation of these amounts are described in Note 10 to the Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2018)

	Option Awards					Stock Awards
Name and Principal Position	Number of securities underlying unexercised options/ exercisable		Number of securities underlying unexercised options/ unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Jeffrey Wolf	1,097	(1)	—	$23.00	12/18/2019	—		—
Chairman and	10,000	(2)	—	$86.20	6/11/2024	—		—
Chief Executive Officer	1,251	(3)	—	$45.30	1/12/2025	—		—
	7,057	(4)	2,349	$24.70	1/11/2026	—		—
	3,611	(5)	3,889	$8.60	12/30/2026	1,875	(6)	$1,838
	6,044	(7)	6,497	$8.70	1/03/2027	6,250	(8)	$6,125
	13,651	(9)	45,909	$3.97	1/07/2028	30,375	(10)	$29,768

Jeff T. Hutchins	9,583	(11)	10,417	$8.70	1/03/2027	—		—
Chief Scientific Officer and	3,958	(12)	6,042	$6.60	6/28/2027	—		—
Chief Operating Officer	6,794	(13)	22,854	$3.97	1/07/2028	—		—

Ann A. Rosar	979	(14)	21	$45.30	1/12/2025	—		—
Vice President of	463	(15)	155	$24.70	1/11/2026	—		—
Finance, Controller	1,375	(16)	625	$6.60	4/5/2026	—		—
and Secretary	3,354	(17)	3,646	$8.70	1/03/2027	3,500	(18)	$3,430
	989	(19)	1,511	$6.60	6/28/2027	—		—
	1,516	(20)	5,102	$3.97	1/07/2028	3,375	(21)	$3,308

———————

(1)

All shares are fully vested as of December 2013.

(2)

All shares as full vested as of January 2016.

(3)

All shares as full vested as of December 2018.

(4)

Issued on January 11, 2016, these options vest over a four-year period and will be fully vested in December 2019.

(5)

Issued on December 30, 2016, these options vest over a four-year period and will be fully vested in January 2020.

(6)

Issued on December 30, 2016, 3,750 restricted stock units vested as of December 30, 2017; 1,875 will vest December 30, 2018; and 1,875 will vest December 30, 2019. Amount represents the value of shares at December 31, 2018.

(7)

Issued on January 3, 2017, these shares vest over a 46-month period and will be fully vested in January 2021.

(8)

Issued on January 3, 2017, 3,125 restricted stock units vested January 3, 2017; 3,125 vested January 3, 2018; 3,125 will vest January 3, 2019; and 3,125 will vest January 3, 2020. Amount represents the value of shares at December 31, 2018.

(9)

Issued on January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.

(10)

Issued on January 7, 2018, 10,125 restricted stock units vested January 8, 2018; 10,125 will vest January 8, 2019; 10,125 will vest January 7, 2020; and 10,125 will vest January 8, 2021. Amount represents the value of shares at December 31, 2018.

(11)

Issued on January 3, 2017, these shares vest over a 46-month period and will be fully vested in January 2021.

(12)

Issued on June 28, 2017, these shares vest over a 46-month period and will be fully vested in May 2021.

(13)

Issued January 7, 2018, , these shares vest over a 46-month period and will be fully vested in January 2022.

(14)

Issued January 12, 2015, these shares vest over a four-year period and will be fully vested in January 2019.

(15)

Issued on January 11, 2016, these options vest over a four-year period and will be fully vested in December 2019.

(16)

Issued on April 5, 2016, these options vest over a four-year period and will be fully vested in March 2020.

(17)

Issued on January 3, 2017, these shares vest over a 46-month period and will be fully vested in January 2021.

(18)

Issued on January 3, 2017, 1,750 restricted stock units vested January 3, 2017; 1,750 vested January 3, 2018; 1,750 will vest January 3, 2019; and 1,750 will vest January 3, 2020. Amount represents the value of shares at December 31, 2018.

(19)

Issued on June 28, 2017, these shares vest over a 46-month period and will be fully vested in May 2027.

(20)

Issued on January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.

(21)

Issued on January 7, 2018, 1,125 restricted stock units vested January 7, 2018; 1,125 will vest January 8, 2019; 1,125 will vest January 7, 2020; and 1,125 will vest January 7, 2021. Amount represents the value of shares at December 31, 2018.

The chart above does not include the grant on January 2, 2019 of (i) options exercisable for 800,000, 356,860, and 110,570 shares of common stock issued to each of Mr. Wolf, Dr. Hutchins, and Mrs. Rosar, respectively; and (ii) 800,000, 143,140, and 89,430 restricted stock awards that were issued to Mr. Wolf, Dr. Hutchins, and Ms. Rosar, respectively, which vest 50% on grant date, 30% on the one year anniversary of the grant date, 10% shall vest on the two-year anniversary of the grant date, and the remaining 10% shall vest on the three-year anniversary of the grant date and expire (10) years from the date of the grant, unless terminated earlier.

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

On March 12, 2019, we announced that effective March 31, 2019, Ann A. Rosar is going into retirement. Ms. Rosar will assist us through year-end to transition the role and continue as a consultant. On March 7, 2019, we entered into an agreement with (the “Rosar Agreement”) pursuant to which, among other things, she will be retained as our consultant, effective as of April 30, 2019. In consideration of her continued services as a consultant, Ms. Rosar will be paid her current monthly compensation for services performed for the month of April, an hourly rate thereafter for providing consulting services, will receive payment for unused paid time off and all vested options at the expiration of her provision of services will terminate five years from the date of grant (subject to her execution of a general release).

Effective April 1, 2019 Robert J. Jakobs, will serve as our Vice President of Finance and Secretary. Mr. Jakobs joined our company on March 4, 2019 as Controller. Pursuant to our offer letter with Mr. Jakobs (the “Offer Letter”), Mr. Jakobs will be entitled to an annual base salary of $220,000 and is eligible to receive an annual bonus of up to 20% of his annual salary. In addition, Mr. Jakobs will be granted 75,000 incentive stock options to purchase shares of common stock that will vest pro rata over four (4) years. Mr. Jakobs will also be eligible for other benefits consistent with those received by our other executives. Mr. Jakobs, age 64, most recently served as Vice President Accounting and Finance of Anutra Medical, Inc. from 2014 to February 2019. Prior to that, he served as an Independent Chief Financial Officer/Controller Partner at Rankin McKenzie Partners from 2012 through 2014. Mr. Jakobs also served as Senior Director Accounting and Finance at Icagen, Inc. from 1996 through 2012. Previously, Mr. Jakobs served as Corporate Controller of Sphinx Pharmaceuticals, a publicly traded biotechnology company that was acquired by Eli Lilly in 1994, and worked in various accounting positions in the chemical and equipment manufacturing companies.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2018.

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

Item 12.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 31, 2019, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 28, 2019, we had 33,091,824 shares of common stock outstanding.

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

Name of Beneficial Owner	Common Stock		Shares subject to Options (1)	Total Number of Shares Beneficially Owned	Percentage Ownership
Executive Officers & Directors
Jeff T. Hutchins (Chief Scientific Officer and Chief Operating Officer)	143,140	(2)	204,977	348,117	1.0%
John Monahan, Ph.D. (Director)	516		100,018	100,534	*
John K. A. Prendergast, Ph.D. (Director)	300,000	(3)	40,225	340,225	1.0%
Ann A. Rosar (Vice President of Finance, Controller and Secretary)	96,254	(4)	65,933	62,187	*
Edward Smith (Director) (5)	104,305		99,257	203,562	*
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (6)	1,012,235	(7)	451,957	1,464,192	4.4%

All Executive Officers and Directors, as a group (6 persons)	1,656,450		962,367	2,618,817	7.7%

————————

* less than 1%

(1)

Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of March 31, 2019.

(2)

Dr. Hutchins was granted 143,140 restricted stock award January 2, 2019 of which 50% vested on grant date and the remaining 71,570 is subject to forfeiture.

(3)

Dr. Prendergast was granted 300,000 restricted stock award January 2, 2019 of which 50% vested on grant date and the remaining 150,000 is subject to forfeiture.

(4)

Includes 89,430 Restricted Stock Award granted January 2, 2019 of which 50% vested on grant date and the remaining 44,715 is subject to forfeiture.

(5)

Includes 69,730 shares of common stock owned by Aristar Capital Management, LLC, an entity of which Mr. Smith is the managing member and exercises investment discretion. Mr. Smith disclaims beneficial ownership of the 69,730 shares of common stock, except to the extent of any pecuniary interest (as defined in Rule 16a–1(a)(2) promulgated under the Exchange Act) that he may have in such entities.

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

(7)

Includes 800,000 Restricted Stock Award granted January 2, 2019 of which 50% vested on grant date and the remaining 400,000 is subject to forfeiture.

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

The following is a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2017 Director Compensation” and Part III, Item 11. “Executive Compensation:”

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

Compensation paid to our executive officers during 2018 and 2019, equity awards granted to our executive officers and directors during 2018 and on January 2, 2019, as well as the terms of our consulting arrangement with Ann Rosar are disclosed under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2018 Director Compensation” and Part III, Item 11. “Executive Compensation.”

Item 14.

Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 by BDO USA, LLP.

	December 31, 2018	December 31, 2017
Audit Fees and Expenses (1)	$310,000	$289,000

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and 2017:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2018 and 2017

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017

4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description

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

3.6	Amended and Restated Bylaws, dated July 20, 2018 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on July 20, 2018 (File No. 001-35994))
4.1	2009 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))
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

4.8	2014 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196763))
4.9

Amended and Restated Heat Biologics, Inc. 2014 Stock Incentive Plan## (previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 22, 2015))

4.10	Form of Warrant (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 3, 2016 (File No. 001-35994))
4.11	2017 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on July 11, 2017 (File No. 333-219238))
4.12

Rights Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated March 11, 2018 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2018 (File No. 001-35994))

4.13	2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))
4.14

Warrant Agency Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated May 2, 2018 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))

4.15	Common Stock Purchase Warrant (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))
4.16	Form of Warrant (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on November 21, 2018 (File No. 001-35994))
4.17

Amendment No. 1 to Rights Plan (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))

10.1

License Agreement (UMJ110) between the University of Miami and Heat Biologics, Inc. effective February 18, 2011** (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.2

License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008**(previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.3

License Agreement (143) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 11, 2011** (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.4

License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011** (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.5

License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011** (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.6

Common Stock Subscription Agreement between the University of Miami and Heat Biologics I, Inc. dated July 7, 2009 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.7

Employment Agreement with Jeffrey Wolf dated December 18, 2009## (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.8

Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011## (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.9

Non-Exclusive Evaluation and Biological Material License Agreement with American Type Culture Collection effective April 12, 2011** (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.10

Manufacturing Services Agreement with Lonza Walkersville, Inc. dated as of October 20, 2011 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.11

Assignment and Assumption Agreement dated June 26, 2009 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.12

Termination Agreement UM97-114 dated June 26, 2009 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.13

Amendment to License Agreement (UM97-14) dated April 29, 2009 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.14

Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.15

Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013 (previously filed as an exhibit to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.16

Amendment to Employment Agreement, dated as of January 20, 2014 between the Company and Jeffrey Wolf## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2014 (File No. 001-35994))

10.17	Lease Agreement dated January 24, 2014 (previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2014 (File No. 001-35994))
10.18

License Agreement (UMK-161) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective March 4, 2014** (previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2014 (File No. 001-35994))

10.19	First Amendment to Lease (previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 27, 2015 (File No. 001-35994))
10.20	Second Amendment to Lease (previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 27, 2015 (File No. 001-35994))
10.21

Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.22

Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.23

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 11, 2016## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 15, 2016 (File No. 001-35994))

10.24

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated April 1, 2016## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35994))

10.25

Employment Agreement between the Company and Ann Rosar, dated April 1, 2016 ## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35994))

10.26

Amendment to License Agreement (UM97-14) between the University of Miami and Heat Biologics, Inc. effective July 26, 2016 (previously filed as an exhibit to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.27

Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers (previously filed as an exhibit to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.28

Exclusive License Agreement (UMIP-114/Strbo) between the University of Miami and Zolovax, Inc., a wholly-owned subsidiary of Heat Biologics effective October 24, 2016 (previously filed as an exhibit to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 10, 2016 (File No. 001-35994))

10.29

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 1, 2017## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994)

10.30

Amendment to Employment Agreement between the Company and Ann Rosar, dated January 1, 2017## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.31

Employment Agreement between the Company and Jeff T. Hutchins, dated January 1, 2017## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.32	Form of Restricted Stock Unit Award Agreement## (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.33

Stock Purchase Agreement by and among Heat Biologics, Inc., with Pelican Therapeutics, Inc. (“Pelican”), and certain stockholders in Pelican (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 8, 2017 (File No. 001-35994))

10.34

First Amendment to Exclusive License Agreement between The Regents of The University of Michigan and Heat Biologics, Inc. (UM File Number 3680) dated December 1, 2016 (previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2017 (File No. 001-35994))

10.35

First Amendment to Stock Purchase Agreement dated March 29, 2017 by and among Heat Biologics, Inc., Pelican Therapeutics, Inc. and Josiah Hornblower as representative of the Stockholders (previously filed as an exhibit to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2017 (File No. 001-35994))

10.36

Funding Commitment issued by Heat Biologics, Inc. dated April 6, 2017 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2017 (File No. 001-35994)

10.37

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated July 11, 2008 (UM03-31, UM05-39)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.38

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 12, 2010 (UMI176)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.39

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated November 19, 2013 (UM-143 and UMN-106)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017) (File No. 001-35994))

10.40

Amendment to License Agreement between Heat Biologics, Inc. and University of Miami dated April 20, 2009** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.41

Assignment and Assumption Agreement between Heat Biologics, Inc. and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated June 26, 2009 (UM03-31, UM05-39)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.42

Second Amendment to License Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) and University of Miami dated August 11, 2009 (UM03-31, UM05-39)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.43

Payment Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 19, 2012 (UMI176)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.44	CPRIT Grant (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017** (File No. 001-35994))
10.45

Amendment to Employment Agreement with Jeff T. Hutchins dated as of June 29, 2017## (filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001-35994))

10.46

Amendment to Employment Agreement with Ann Rosar dated as of June 29, 2017## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001-35994))

10.47

Amendment to Employment Agreement with Jeff T. Hutchins dated as of January 1, 2018## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2018 (File No. 001-35994))

10.48

Amendment to Employment Agreement with Ann Rosar dated as of January 1, 2018## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2018 (File No. 001-35994))

10.49

Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.50

Form of Non-Statutory Stock Option Agreement under the 2017 Stock Incentive Plan## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.51

Form of Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.52

Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.53

Form of Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.54

Form of Notice of Award under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.55

Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.56

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey T. Hutchins, effective as of January 1, 2019 ## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.57

Heat Biologics, Inc. Form of Restricted Stock Agreement (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.58

Agreement with Ann Rosar dated March 7, 2019## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2019 (File No. 001-35994))

10.59

Offer Letter with Bob Jakobs dated March 7, 2019## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2019 (File No. 001-35994))

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

Item 16.

Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2019.

HEAT BIOLOGICS, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 28, 2019

By:	/s/ Ann A. Rosar
Ann A. Rosar
Vice President of Finance
(Principal Financial and Principal Accounting Officer)
Date: March 28, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff Wolf, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	March 28, 2019

/s/ John Monahan, Ph.D.	Director	March 28, 2019
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	March 28, 2019
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith	Director	March 28, 2019
Edward B. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heat Biologics, Inc.

Durham, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heat Biologics, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Raleigh, North Carolina

March 28, 2019

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
Current Assets
Cash and cash equivalents	$22,154,251	$9,763,067
Short-term investments	5,570,027	—
Accounts receivable	28,538	14,833
Prepaid expenses and other current assets	961,317	1,967,257
Total Current Assets	28,714,133	11,745,157

Property and Equipment, net	643,146	286,891

Other Assets
Restricted cash	—	2,292
In-process R&D	5,866,000	5,866,000
Goodwill	2,189,338	2,189,338
Deposits	351,220	69,798
Deferred financing costs	—	30,000
Total Other Assets	8,406,558	8,157,428

Total Assets	$37,763,837	$20,189,476

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$974,619	$1,033,680
Deferred revenue, current portion	1,032,539	7,026,388
Contingent consideration, current portion	1,187,000	—
Accrued expenses and other liabilities	1,678,051	2,276,431
Total Current Liabilities	4,872,209	10,336,499

Long Term Liabilities
Other long-term liabilities	213,724	160,559
Deferred tax liability	316,733	1,302,220
Deferred revenue, net of current portion	200,000	—
Contingent consideration, net of current portion	1,918,225	2,609,289
Total Liabilities	7,520,891	14,408,567

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0002 par value; 100,000,000 shares authorized, 32,492,144 and 4,200,310 issued and outstanding at December 31, 2018 and 2017, respectively	6,499	840
Additional paid-in capital	114,883,135	76,382,262
Accumulated deficit	(84,580,180)	(68,846,326)
Accumulated other comprehensive loss	(19,904)	(166,025)
Total Stockholders' Equity - Heat Biologics, Inc	30,289,550	7,370,751
Non-Controlling Interest	(46,604)	(1,589,842)
Total Stockholders' Equity	30,242,946	5,780,909

Total Liabilities and Stockholders' Equity	$37,763,837	$20,189,476

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended,
	December 31,
	2018	2017
Revenue:
Grant and licensing revenue	$5,793,849	$1,519,943

Operating expenses:
Research and development	16,233,014	8,267,549
General and administrative	7,025,212	6,370,954
Change in fair value of contingent consideration	495,936	224,289
Total operating expenses	23,754,162	14,862,792

Loss from operations	(17,960,313)	(13,342,849)

Interest income	265,752	22,167
Other income, net	117,780	101,276
Total non-operating income, net	383,532	123,443

Net loss before income tax benefit	(17,576,781)	(13,219,406)
Income tax benefit	985,488	809,540
Net loss	(16,591,293)	(12,409,866)
Net loss - non-controlling interest	(857,439)	(568,195)
Net loss attributable to Heat Biologics, Inc.	$(15,733,854)	$(11,841,671)

Net loss per share attributable to Heat Biologics, Inc.-
basic and diluted	$(0.90)	$(3.08)

Weighted-average number of common shares used in net loss per share attributable to common stockholders -
basic and diluted	17,485,461	3,845,342

Other comprehensive loss:
Net loss	(16,591,293)	(12,409,866)
Unrealized gain (loss) on foreign currency translation	146,121	(93,794)
Total comprehensive loss	(16,445,172)	(12,503,660)
Comprehensive loss - non-controlling interest	(857,439)	(568,195)
Comprehensive loss attributable to Heat Biologics, Inc.	$(15,587,733)	$(11,935,465)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2016	$524	$65,872,943	$(57,004,655)	$(72,231)	$(1,956,647)	$6,839,934
Public offering, 575,000 shares, net of underwriters discounts	115	4,182,885	—	—	—	4,183,000
Public offering, 620,650 shares, net of underwriters discounts	124	2,446,855	—	—	—	2,446,979
Issuance of common stock, 234,858 shares	47	2,463,133	—	—	—	2,463,180
Issuance of common stock for acquisition of Pelican, 133,106 shares	27	1,051,973	—	—	—	1,052,000
Acquisition of non-controlling interest of Pelican	—	—	—	—	935,000	935,000
Stock issuance costs	—	(324,654)	—	—	—	(324,654)
Stock-based compensation	3	689,127	—	—	—	689,130
Other comprehensive loss	—	—	—	(93,794)	—	(93,794)
Net loss	—	—	(11,841,671)	—	(568,195)	(12,409,866)
Balance at December 31, 2017	840	76,382,262	(68,846,326)	(166,025)	(1,589,842)	5,780,909
Public offering, 14,375,000 shares, net of underwriters discounts	2,875	20,697,122	—	—	—	20,699,997
Public offering, 9,200,000 shares, net of underwriters discounts	1,840	13,798,160	—	—	—	13,800,000
Exercise of warrants, 3,054,667 shares	611	4,837,982	—	—	—	4,838,593
Issuance of common stock, 1,566,997	314	3,909,779	—	—	—	3,910,093
Acquisition of non-controlling interest of Heat I/Pelican	7	(2,400,684)	—	—	2,400,677	—
Stock issuance costs	—	(3,130,133)	—	—	—	(3,130,133)
Stock-based compensation	12	788,647	—	—	—	788,659
Other comprehensive income	—	—	—	146,121	—	146,121
Net loss	—	—	(15,733,854)	—	(857,439)	(16,591,293)
Balance at December 31, 2018	$6,499	$114,883,135	$(84,580,180)	$(19,904)	$(46,604)	$30,242,946

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(16,591,293)	$(12,409,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	237,318	134,084
Stock based compensation	788,659	689,130
Change in fair value of contingent consideration	495,936	224,289
Unrealized loss on investments	131	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(14,094)	67,767
Prepaid expenses and other current assets	1,000,961	(1,624,185)
Deposits	(281,422)	—
Deferred financing costs	30,000	(30,000)
Accounts payable	(55,820)	(175,901)
Deferred revenue	(5,793,849)	7,026,388
Deferred tax liability	(985,487)	(809,540)
Accrued expenses and other liabilities	(595,896)	806,158
Other long-term liabilities	53,165	(300,875)
Net Cash Used in Operating Activities	(21,711,691)	(6,402,551)

Cash Flows from Investing Activities
Purchase of Pelican, net	—	(468,801)
Purchase of short-term investments	(5,570,158)	—
Purchase of property and equipment	(593,573)	(61,383)
Net Cash Used in Investing Activities	(6,163,731)	(530,184)

Cash Flows from Financing Activities
Proceeds from public offerings, net of underwriting discounts	34,499,997	6,629,979
Proceeds from the issuance of common stock, net of commissions	3,910,093	2,463,180
Proceeds from the exercise of warrants	4,838,593	—
Stock issuance costs	(3,130,133)	(324,654)
Net Cash Provided by Financing Activities	40,118,550	8,768,505

Effect of exchange rate changes on cash and cash equivalents	145,764	(14,249)

Net Increase in Cash and Cash Equivalents and Restricted Cash	12,388,892	1,821,521

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	9,765,359	7,943,838

Cash and Cash Equivalents and Restricted Cash - End of Period	$22,154,251	$9,765,359

Supplemental Disclosure for Cash Flow Information
Contingent consideration	$—	$2,385,000
Issuance of common stock for purchase of Pelican	$—	$1,052,000
Acquisition of non-controlling interest of Heat I/Pelican	$2,400,677	$—

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization

Heat Biologics, Inc. (“Heat” or “the Company”) is a biopharmaceutical company developing immunotherapies with the goal of activating a patient’s immune system against cancer through T-cell activation.  Our T-cell Activation Platform (TCAP), includes two variations for intradermal administration, Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). To further augment antigen experienced T-cell activation and expansion we are also developing  a novel T-cell co-stimulator PTX-35 for systemic administration. These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect.  Currently we are enrolling patients in our HS-110 combination immunotherapy trial, preparing IND submissions for our HS-130 and PTX-35 programs, and providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.

We continue to enroll patients in our Phase 2 clinical trial for advanced non-small cell lung cancer (NSCLC), in combination with either Bristol-Myers Squibb’s nivolumab (Opdivo®) or more recently, Merck &Co., Inc’s (Merck’s) anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). Our other programs are in pre-clinical and CMC development with two IND filings anticipated during 2019.

Our T-cell Activation Platform (TCAP), includes two variations, ImPACT® and ComPACT™ which are designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology cocktail to enhance the effectiveness of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients least likely to respond to checkpoint inhibitors alone.

We believe the advantage of our approach is that our biologic agents deliver a broad range of tumor antigens that are unrecognized by the patient’s immune system prior to the malignant rise of the patient’s tumor. TCAP combines these tumor associated antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens out of our non-replicating allogenic cell-based therapy into the local microenvironment of the skin. The treatment primes immune recognition to activate T-cells  to seek and destroy the cancer cells throughout the body. These TCAP agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through ligand specific T-cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drugs are fully-allogenic, “off-the-shelf,” products which means that we can administer immediately without the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment based on these patient materials. Our TCAP product candidates from our ImPACT® and ComPACT™ platforms are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistical, manufacturing and importantly, other cost benefits, compared to “personalized” precision medicine approaches.

In October 2018, Heat entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican Therapeutics, Inc. (“Pelican”), a related party prior to acquisition. The stock exchange resulted in Heat owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%.  On May 30, 2012, Heat formed two-wholly owned subsidiaries, Heat Biologics III, Inc. (“Heat III”) and Heat Biologics, IV, Inc. (“Heat IV”). Heat formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012. Heat also formed Heat Biologics Australia Pty LTD, a wholly-owned proprietary company, registered in Australia on March 14, 2014. On October 25, 2016, Heat formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96-based vaccines targeting Zika, HIV, West Nile, and dengue and yellow fever. In November 2018 Heat formed two wholly-owned subsidiaries, Delphi Therapeutics, Inc. and Scorpion Biosciences, Inc. Operations of Pelican are included in the consolidated statement of operations and comprehensive loss from the acquisition date.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”) Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd, and Zolovax, Inc. Additionally, beginning April 28, 2017 the accompanying consolidated financials include Pelican.  As of December 31, 2018 there was no activity for Delphi Therapeutics, Inc. or Scorpion Biosciences, Inc.  The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2018 and 2017, Heat held 100% and 92.5% controlling interest respectively in Heat I. The December 31, 2018 year-end financials include 85% controlling interest in Pelican and the December 31, 2017 year-end financials include 80% controlling interest in Pelican as of April 28, 2017. Heat accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $84.6 million as of December 31, 2018 and a net loss of approximately $16.6 million for the twelve months ended December 31, 2018 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seek marketing approval for, its product candidates and as the Company continues to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures in light of its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As of December 31, 2018, the Company had approximately $27.7 million in cash, cash equivalents and short term investments and believes it has the ability to fund its operations within one year from the date these financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent consideration, income taxes and stock-based compensation. Actual results may differ from those estimates.

Segments

The Company has one reportable segment – the development of immunotherapies designed to activate and expand a patient’s T-cell mediated immune system against cancer.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents. The Company had a restricted cash balance of $0 and $2,292 at December 31, 2018 and 2017, respectively.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2018 and 2017, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2018 was $21,904,251. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

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

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximate fair value due to their short maturities.

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

As of December 31, 2018 and 2017, the fair values of cash, accounts payable, and accrued expenses  approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments  was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2018 or 2017.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,570,027	$5,750,027	—	—
Liabilities:
Contingent consideration	3,105,225	—	—	$3,105,225

	As of December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$2,609,289	—	—	$2,609,289

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2018:

Contingent Consideration
Balance at December 31, 2016	$—
Acquisition of Pelican	2,385,000
Change in fair value	224,289
Balance at December 31, 2017	2,609,289
Change in fair value	495,936
Balance at December 31, 2018	$3,105,225

The change in the fair value of the contingent consideration of $495,936 and $224,289 for the years ended December 31, 2018 and 2017 was primarily due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of December 31, 2018:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2019-2025
		Discount rate	13.82% to 3.66%
		Probability of occurrence	23% to 86%

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2018 and 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2018 and 2017, the Company had no such accruals.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 34% to 21% and made numerous other tax law changes. The Company has measured deferred tax assets at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. Under the guidance of SAB 118, the Company is required to recognize the effect of tax law changes in the period of enactment.  Reasonable estimates were made based on the Company’s analysis of the Tax Act. These provisional amounts were adjusted during 2018 when additional information was obtained with no material adjustments.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2018 and 2017 represents the average time that options are expected to be outstanding based on the average of the vesting term and the contractual term of the option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense in the period over which services are received.

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests is the result of the Company's consolidation of subsidiaries of which it does not own 100%. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican, a related party prior to acquisition, for 35,000 shares of the Company’s common stock. The stock exchange resulted in the Company owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. The Company's net loss attributable to non-controlling interests relates to the 15% and 20% ownership of Pelican that Heat does not own as of December 31, 2018 and 2017, respectively and University of Miami’s ownership in Heat I, for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company has adopted on a modified retrospective basis Accounting Standards Codification (ASC) Topic 606.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The CPRIT grant covers a three-year period from June 1, 2017 through May 31, 2019, for a total grant award of up to $15.2 million.   CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017. The next tranche of funding is expected to be requested and received in early 2019. Funds received are reflected in deferred revenue as a liability until revenue is earned.  Grant revenue is recognized when qualifying costs are incurred. As of December 31, 2018, the deferred revenue balance was $1.0 million with $7.3 million recognized as revenue since contract inception.

Business Combinations

We account for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed (see Note 4).

Goodwill and In-Process Research and Development

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually on the anniversary of the Pelican acquisition which is April 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company performed a qualitative assessment during the annual impairment review for fiscal 2018 and concluded that it was more likely than not that the fair value of the Company’s single reporting unit is greater than its carrying amount. Therefore, the two-step goodwill impairment test for the reporting unit was not necessary at December 31, 2018.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, we may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value (see Note 7). The Company performed a qualitative assessment during the annual impairment review for fiscal 2018 as of December 31, 2018 and concluded that it was more likely than not that the fair value of the Company’s IPR&D is greater than its carrying amount. Therefore, the two-step IPR&D impairment test for the reporting unit was not necessary at December 31, 2018.

Deferred Revenue

Deferred revenue is comprised of proceeds of $1.0 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets (see Note 4).

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

Impact of Recently Issued Accounting Standards:

In November 2018, the FASB issued ASU 2018-18: Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU, in part, requires that certain transactions with collaboration partners be excluded from revenue recognized under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this standard and does not plan early adoption of this standard.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company does not anticipate ASU 2018-07 to have a material impact to our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. The Company does not anticipate ASU 2018-08 to have a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not anticipate ASU 2017-01 to have a material impact to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. ASU 2016-18 requires the statement of cash flows to be a reconciliation between beginning and ending cash balances inclusive of restricted cash balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. The Company adopted this ASU for the year ending December 31, 2018. The adoption of this standard resulted in the removal of changes in Restricted Cash from the Consolidated Statements of Cash Flows of $2,292 and $101,176 for the years ended December 31, 2018 and 2017, respectively and inclusion of these amounts as part of the starting and ending cash balances.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. Grant revenue is recognized as work is performed and qualifying costs are incurred. The Company adopted the modified retrospective method of adoption in early 2018 and there was no material effect on the timing and measurement of revenue.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Short-Term Investments

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of December 31, 2018. We had no debt securities as of December 31, 2017. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as all of the investments mature within 3-6 months and the underlying cash invested in these securities is not required for current operations before the investments maturity.

Investments consist of short-term FDIC insured certificates of deposit, commercial paper rated A1/P1 or above and corporate notes rated A and above carried at amortized cost using the effective interest method.

The following summarizes information about short term investments at December 31, 2018 and 2017, respectively:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
2017
Certificates of deposit, commercial paper	$—	$—	$—
2018
Certificates of deposit, commercial paper	$5,570,158	$(131)	$5,570,027

As of December 31, 2018, the estimated fair value of the investments was less than the amortized cost. Because management intends to hold the investments until their maturity dates, these unrealized losses were not recorded in the consolidated financial statements.

4.

Acquisition of Pelican Therapeutics

On April 28, 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. Operations of Pelican are included in the consolidated statements of operations and comprehensive loss from the acquisition date. Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, the Company paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million minus certain liabilities (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 133,106 shares of the Company’s restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). During the year ended December 31, 2018, the Cash Consideration of approximately $0.3 million was distributed to the Participating Pelican Stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 7.2% based on the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. The Company performs an analysis on a quarterly basis and as of December 31, 2018, the Company determined the change in the estimated fair value of the contingent consideration was approximately $0.5 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2018, CPRIT has provided $8.3 million of the total $15.2 million grant. The remaining $6.9 million will become available in the third CPRIT fiscal year (June 2018 through May 2019). As of December 31, 2018, we have provided approximately $5.2 million funding to Pelican which includes matching CPRIT funds and we have $3.5 million remaining to provide for the third CPRIT fiscal year (June 2018 through May 2019).

After its acquisition on April 28, 2017, Pelican contributed net revenue and net loss of approximately $1.5 million and $1.7 million, respectively, for the year ended December 31, 2017, which are included in the Company’s consolidated statement of operations and exclude acquisition and integration related expenses which are included in non-recurring and acquisition-related costs.

The following unaudited pro forma information presents the combined results of operations for the year ended December 31, 2017, as if we had completed the Pelican acquisition at the beginning of fiscal 2017. The pro forma financial information is provided for comparative purposes only for the year ended December 31, 2017 and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

(in millions except per share value)	December 31, 2017
(unaudited)
Grant and licensing revenue	$1.5
Net loss	(12.8)
Net loss: Non-controlling interest	(0.6)
Net loss attributable to Heat Biologics, Inc.	$(12.2)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(3.16)

5.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,
	2018	2017
Prepaid manufacturing expense	$559,110	$1,551,597
Prepaid insurance	284,931	218,750
Other prepaid expenses	117,261	87,937
Other current assets	15	108,973
	$961,317	$1,967,257

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,
	2018	2017
Lab equipment	$1,218,532	$645,433
Leasehold improvements	9,445	—
Computers	38,589	41,333
Furniture and fixtures	58,146	55,883

Total	1,324,712	742,649
Accumulated depreciation	(681,566)	(455,758)

Property and equipment, net	$643,146	$286,891

Depreciation expense totaled $237,318 and $134,084 for the years ended December 31, 2018 and 2017, respectively.

7.

Goodwill and In-process R&D

The following table provides a rollforward of the Company’s goodwill as of December 31, 2017 and 2018:

Goodwill
Goodwill from acquisition of Pelican	$2,189,338
Balance at December 31, 2017	2,189,338
Purchase accounting adjustments	—
Balance at December 31, 2018	$2,189,338

The following table provides a rollforward of the Company’s in-process R&D as of December 31, 2017 and 2018:

In-process R&D
In-process R&D from acquisition of Pelican	$5,866,000
Balance at December 31, 2017	5,866,000
Purchase accounting adjustments	—
Balance at December 31, 2018	$5,866,000

The Company performed a qualitative assessment for goodwill and IPR&D during the annual impairment review for fiscal 2018 as of December 31, 2018 and concluded that it was more likely than not that the fair value of the Company’s single reporting unit and IPR&D are greater than their carrying amount. Therefore, the two-step goodwill impairment test and the two-step IPR&D impairment test for the reporting unit was not necessary at December 31, 2018 and 2017, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.

Accrued Expenses

Accrued expenses consist of the following at:

	December 31,
	2018	2017

Accrued clinical trial expenses	$919,750	$1,504,240
Compensation and related benefits	628,147	542,434
Patent fees	40,000	40,000
Deferred rent	7,854	27,457
Other expenses	82,300	162,300
	$1,678,051	$2,276,431

9.

License Agreements

•

University of Miami

•

Beginning in 2008, the Company has entered into various agreements with the University of Miami (“UM”) for intellectual and tangible property rights relating to the ImPACT®, technology activities (“License Agreement 03-31, 05-39” and “License Agreement 97-14”, or collectively “License Agreements”). These license agreements were subsequently assigned to the Company’s subsidiary Heat Biologics I, Inc. (Heat I) which issued to UM shares of its common stock representing seven and one-half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier.

•

The Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 that are due on the anniversary date of the agreement for License Agreement 97-14. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. In July 2016, the Company and UM entered into an amendment which replaced the milestone payment of $250,000 by approval of a BLA for the lung cancer vaccine with a payment of $500,000 upon approval of an NDA for a lung cancer vaccine covered by Patent Rights.

•

In August 2009, Heat I and UM entered into a second amendment (“Amendment 2”) to License Agreement 97-14 to extend the foregoing payment due dates for all past due license fees and patent costs.

•

On February 18, 2011, Heat I entered into a license agreement (“SS114A”) with UM to obtain additional technology related to License Agreement 97-14. Heat I agreed to reimburse UM for all past patent costs of $37,381. As partial consideration for SS114A, Heat II agreed to grant back certain exclusive rights to UM.

•

On February 18, 2011, Heat I entered into a license agreement (“143”) with UM to obtain additional technology related to License Agreement 97-14. In consideration for 143, Heat I agreed to pay UM a fee of $50,000 and reimburse them for past patent costs of $14,158.

•

On February 18, 2011, Heat I entered into a license agreement (“J110”) with UM to obtain additional technology related to License Agreement 97-14. In consideration for J110, Heat I agreed to pay UM a fee of $10,000 and reimburse them for past patent costs of $1,055.

•

In addition, Heat entered into an agreement for “Modified Heat Shock Proteins-Antigenic Peptide Complex” with UM in September 2014 for a cancer cell line where UM agreed not to license the cell line to third parties while the Company is in good standing and in compliance of its patent license agreements with UM relating to our ImPACT® platform. There is no financial obligation on the Company’s part under the arrangement.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

On October 25, 2016, the Company entered into an exclusive license agreement with UM for the license and development of intellectual property related to its gp96 platform to target the Zika virus and other infectious diseases. As consideration for the rights granted in this license agreement the Company is obligated to pay UM an upfront license fee of $20,000 and nominal annual maintenance fees over the initial ten years that total $82,000 and increasing thereafter. The Company is obligated to pay royalties equal to a percentage (mid-single digits) of net sales of products covered by the patent-relayed rights, subject to reduction if additional licenses from third parties are required to commercialize licensed products.

•

University of Miami - Pelican

For each agreement, the Company agreed to make minimum royalty payments of $10,000 for three years beginning 2010 due on the anniversary date of the agreements to the University of Miami. Beginning in 2013, and thereafter for the life of the agreements, the minimum royalty payments shall be $20,000 due on the same date.

License 0331, 0539

•

Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $250,000 due upon the earlier of May 2022 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.

•

In August 2009, Pelican and UM entered into a second amendment (“Amendment 2”) to License Agreement 0331, 0539 to extend the foregoing payment due dates for all past due license fees and patent costs.

•

In February 2010, Pelican and UM entered into a third amendment (“Amendment 3”) to License Agreement 0331, 0539 to grant back to UM a certain nonexclusive license. In all other respects, the original agreement remained the same.

•

In October 2010, Pelican and UM entered into a fourth amendment (“Amendment 4”) to License Agreement 0331, 0539 to grant to the licensor a nonexclusive license right for certain technology as research reagents and research tools.

License I176

•

On December 12, 2010, Pelican entered into another license agreement (“I176”) with UM for one component of complimentary technology to the July 11, 2008 agreement. Pelican agreed to pay UM a license fee of $50,000 and a reimbursement of $15,797 for past patent fees. Pelican also agreed to make a minimum royalty payment of $10,000 during 2012 through 2014 and then $20,000 every year thereafter. Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $500,000 due upon the earlier of May 2022 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.

•

In August 2012, Pelican and UM entered into a second amendment (“I176 Amendment 2”) to License Agreement I176 to extend the foregoing payment due dates for all past due license fees and patent costs.

UMM143

•

On November 19, 2013, Pelican entered into another license agreement (“UMM143”) with UM for an exclusive license of complimentary technology and patent rights. Pelican agreed to pay UM a license issue fee of $35,000, and agreed to make minimum royalty payments if the I176 license agreement is terminated. No minimum royalty payments or milestone payments are due for any year in which the I176 license agreement is in force. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.

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

•

On August 30, 2010, Heat entered into an option agreement with the University of Michigan (“University”) to acquire the right to negotiate an exclusive license for certain materials which include cancer cells and all unmodified derivatives of these cells. An option fee of $2,000 was paid on September 8, 2010 to grant a period of nine months for this consideration. In July 2011, the Company exercised the option to acquire the license for $10,000.

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

Future minimum royalty payments by the Company for licenses as of December 31, 2018 are as follows (in thousands):

Year ended December 31,

2019	$74
2020	103
2021	228
2022	784
2023	74
Total	$1,263

10.

Stockholders’ Equity

Authorized Capital

Heat has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, there were no outstanding shares of Preferred Stock.

Heat had 100,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2018 and 2017. On January 19, 2018, Heat announced a reverse stock split of its shares of common stock at a ratio of 1-for-10. The reverse stock split took effect as of 11 p.m. ET on January 19, 2018, to trade on a post-split basis at the market open on January 22, 2018. During the Company’s annual shareholder meeting held June 29, 2017, shareholders approved the Company’s reverse stock split, and granted the board of directors the authority to implement and determine the exact split ratio. When the reverse stock split became effective, every 10 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock from approximately 42 million shares to approximately 4.2 million. Therefore, of the 100,000,000 common stock shares authorized, 32,492,144 and 4,200,310 common stock shares were issued and outstanding as of December 31, 2018 and 2017, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financings

On January 18, 2018, the Company entered into a Common Stock Sales Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, (“HCW”) as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, for the sale of up to $3.7 million of shares of the Company’s common stock and on March 15, 2018 filed with the SEC  a prospectus supplement for an additional aggregate offering of up to $1.3 million shares of Common Stock. Sales of shares of Common Stock have been made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-221201) filed with the U.S. Securities and Exchange Commission (“SEC”), dated November 13, 2017. As of December 31, 2018, the Company sold an aggregate of 1,566,997 shares of common stock under the HCW Sales Agreement resulting in net proceeds of approximately $3.8 million.

On May 7, 2018, the Company closed an underwritten public offering (the “Offering”) in which it issued and sold (i) 4,875,000 shares of common stock together with a number of common warrants to purchase 2,437,500 shares of its common stock, and (ii) 9,500,000 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, together with a number of common warrants to purchase 4,750,000 shares of its common stock. The public offering price was $1.44 per share of common stock, $1.43 per pre-funded warrant and $0.01 per common warrant. The net proceeds to the Company were approximately $18.8 million, net of underwriting discounts and commissions and other estimated offering expenses. The common stock warrants expire five years after date of issuance and have an exercise price of $1.584 per share. As of December 31, 2018, 3,054,667 common stock warrants have been exercised for an additional $4.8 million of proceeds to the Company and all pre-funded warrants have been exercised. In connection with the offering the Company entered into an underwriting agreement, dated May 2, 2018 with A.G.P./Alliance Global Partners (A.G.P.), as representative of the underwriters. The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions.

On November 26, 2018, the Company closed an underwritten public offering in which it issued and sold 8,000,000 shares of the Company’s common stock together with warrants to purchase 4,000,000 shares of the Company’s common stock at a combined price to the public of $1.50. The warrants have an exercise price of $1.65, are exercisable upon issuance and expire five years from the date of issuance. In addition, the underwriter exercised the over-allotment option to purchase an additional 1,200,000 shares of common stock and warrants to purchase 600,000 shares of common stock. Net proceeds to Heat from this offering are approximately $12.7 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by Heat. A.G.P./Alliance Global Partners acted as the sole book-running manager for the offering.

During 2016 the Company had entered into an at-the-market Issuance Sales Agreement with FBR Capital Markets Co. pursuant to which it has sold shares of its common stock through FBR by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Sales of shares of common stock have been made pursuant to the Company’s shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”), the base prospectus, dated October 23, 2014, filed as part of such registration statement and the prospectus supplement, dated August 15, 2016. FBR was entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the sales agreement. For the year ended December 31, 2017, the Company sold 234,858 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $2.3 million after FBR’s commission and other expenses. On November 3, 2017, the Company terminated its At Market Issuance Sales Agreement with FBR.

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

Restricted Stock

In January 2018, the Company granted 60,375 restricted stock units to the employees of the Company in which 25%, (15,092 restricted stock units) vested immediately and the remainder will vest on each anniversary of the grant date over a three-year period contingent on continued employment with the Company. Additionally, the Company issued 35,989 restricted stock units to certain employees who chose to use a portion of their 2017 monetary bonus in lieu of restricted stock units that vested immediately, but are subject to a one year restriction on transferability.  In January 2017, the Company granted 42,850 restricted stock units to the employees of the Company in which 25%, (10,713 restricted stock units) vested immediately and the remainder will vest on each anniversary of the grant date over a three-year period contingent on continued employment with the Company. The Company recognized $318,186 and $169,517 in stock-based compensation expense for employees related to restricted stock awards during the years ended December 31, 2018 and 2017.

In January 2018, the Company granted 3,250 restricted stock units to nonemployees in exchange for services in which 25%, (812 restricted stock units) vested immediately and the remainder will vest on each anniversary of the grant date over a three-year period contingent on continued association with the Company. The Company recognized stock-based compensation related to the grant of restricted stock units to nonemployees totaling $6,369. There were no restricted stock units granted to nonemployees during 2017.

The Company recognized stock-based compensation related to issuance of restricted stock to nonemployees in exchange for services totaling $0 and $31,000 for the years ended December 31, 2018 and 2017, respectively.

Common Stock Warrants

In connection with the November 26, 2018 public offering, the Company issued 4,600,000 common stock warrants of which are exercisable for one share of common stock. The common stock warrants have an exercise price of $1.65 per share and expire five years from the issuance date. The warrants have been accounted for as equity instruments. The fair value of the common stock warrants of approximately $5.6 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 5 years, risk free rate of 2.89%, 0% dividend yield, volatility of 133.26%, and share price of $1.42 per share based on the trading price of the Company’s common stock.

In connection with the May 7, 2018 public offering, the Company issued 9,500,000 pre-funded warrants and 7,187,500 common stock warrants each of which are exercisable for one share of common stock. The pre-funded warrants had an exercise price of $0.01 per share and as of December 31, 2018 all pre-funded warrants have been exercised. The common stock warrants have an exercise price of $1.584 per share and expire five years from the issuance date. As of December 31, 2018, 3,054,667 common stock warrants have been exercised. The warrants have been accounted for as equity instruments. The fair value of the common stock warrants of approximately $7.8 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 5 years, risk free rate of 2.78%, 0% dividend yield, volatility of 124.14%, and share price of $1.30 per share based on the trading price of the Company’s common stock.

In connection with the March 23, 2016 public offering, the Company issued warrants to purchase 682,500 shares of common stock with an exercise price of $10.00 per share that expire five years from the issuance date. In connection with the Company’s July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 12,500 shares of common stock issuable at $125.00 per share which expired July 22, 2018. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction of which 1,738 warrants remain outstanding. The warrants have an exercise price of $4.80 per share and expire ten years from the issuance date.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2018, 3,054,667 common stock warrants have been exercised and 12,500 common stock warrants have expired. No warrants were issued or exercised during the same period in 2017. As of December 31, 2018 the Company has outstanding warrants to purchase 4,600,000 shares of common stock issuable at $1.65 per share, 4,132,833 shares of common stock issuable at $1.584 per share, 296,159 shares of common stock issuable at $10.00 per share; and warrants to purchase 1,738 shares of common stock issuable at $4.80 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

The Company has a total of 9,030,730 warrants outstanding at a weighted average exercise price of $1.89 to purchase its common stock as of December 31, 2018. These warrants are summarized as follows:

Issuance Date	Number of Shares	Exercise Price	Expiration Date
3/10/2011	1,738	$ 4.80	3/10/2021
3/23/2016	296,159	$ 10.00	3/23/2021
5/7/2018	4,132,833	$ 1.58	5/8/2023
11/26/2018	4,600,000	$ 1.65	11/26/2023

The following table summarizes the warrant activity of the Company’s common stock warrants:

Common Stock Warrants
Outstanding, December 31, 2016	310,397
Exercised	—
Expired	—
Outstanding, December 31, 2017	310,397
Issued	11,787,500
Exercised	3,054,667
Expired	(12,500)
Outstanding, December 31, 2018	9,030,730

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

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 21,739 to 65,217. The Company amended the 2009 Plan to increase the number of shares available for issuance to 86,957. As of December 31, 2018 and 2017, there were 23,799 and 24,042 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the 2014 Stock Option Plan of Heat Biologics, Inc. (the “2014 Plan”), under which the Company is authorized to grant 50,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 60,000 and in 2016, the stockholders approved an amendment that allowed the Company to grant up to 300,000 awards in total.  As of December 31, 2018 and 2017, there were 263,484 and 232,768 stock options outstanding under the 2014 Plan, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2017 Stock Incentive Plan

In June 2017, the stockholders approved the 2017 Stock Incentive Plan of Heat Biologics, Inc. (the “2017 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2017 Plan. As of December 31, 2018 and 2017 there were 234,540 and 10,000 stock options outstanding under the 2017 Plan, respectively.

2018 Stock Incentive Plan

In October 2018, the stockholders approved the 2018 Stock Incentive Plan of Heat Biologics, Inc. (the “2018 Plan”), under which the Company is authorized to grant 4,000,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2018 Plan. As of December 31, 2018 there were no stock options outstanding under the 2018 Plan.

There are 4,260,215 stock options remaining available for grant under the Plans. The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the years ended December 31,
	2018	2017
Employee stock options	$443,684	$474,251
Non-employee stock options	20,420	14,362
Employee stock awards	318,186	169,517
Non-employee stock awards	6,369	31,000
	$788,659	$689,130

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions for stock options granted during the years ended:

	December 31,
	2018	2017
Dividend yield	0.0%	0.0%
Expected volatility	83.63-121.81%	76.35-79.08%
Risk-free interest rate	2.32-2.98%	1.86-2.26%
Expected term (years)	5.1-6.3	5.8-7.8

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

The Company recognized $464,104 and $488,613 in stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively, for the Company’s stock option awards.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the stock option activity for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	266,810	$19.57
Granted	221,410	$3.57
Exercised	—	$—
Forfeited/Expired	(22,917)	$26.97
Outstanding, December 31, 2018	465,303	$11.60

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $2.65 and $5.33, respectively.

The following table summarizes information about stock options outstanding at December 31, 2018:

Options Outstanding			Options Vested and Exercisable
Balance as of 12/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
465,303	8.17	$11.60	198,957	7.21	$20.48

As of December 31, 2018, the unrecognized stock-based compensation expense related to unvested stock options was approximately $2.3 million that is expected to be recognized over a weighted average period of approximately 11.0 months.

Total stock-based compensation expense including restricted stock, stock options, and common stock was $788,659 and $689,130 for the years ended December 31, 2018 and 2017, respectively.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2018 and 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, the Company had no such accruals.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	2018	2017
Current Expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Expense:
Federal	$(985,488)	$(762,580)
State	—	(46,960)
Foreign	—	—

Total	$(985,488)	$(809,540)

The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21 % United States statutory income tax rate were as follows:

	2018	2017
Federal income tax expense at statutory rate:	$(3,577,000)	$(4,495,000)
Increase (reduction) in income tax resulting from:
State Income Taxes	(207,000)	(194,000)
Foreign Rate Differential	(17,000)	(16,000)
Nondeductible Expenses	7,000	9,000
Prior Period True-Up - Pelican	208,000	—
Research & Development Credit	(763,000)	(409,000)
Stock Based Compensation	60,000	84,000
Acquisition Costs	—	96,000
Reserve for Loss Carryforwards Limited by Sec. 382	22,000	(541,000)
Tax Reform Impact	—	(8,024,000)
Other	25,512	45,460
Increase (Decrease) in Valuation Allowance	3,256,000	(3,445,000)

	$(985,488)	$(809,540)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2018 and December 31, 2017:

	2018	2017
Deferred tax assets:
Net Operating Loss Carryfowards	$18,731,555	$15,117,487
R&D Credits	2,729,737	1,966,964
Stock Compensation	744,506	629,447
Contingent Consideration	713,259	599,343
Other Accrued Expenses	—	128,522

Deferred tax assets	22,919,057	18,441,763

Deferred tax liabilities:
Property, plant and equipment, primarily due to differences in depreciation	(127,140)	(26,307)
Other Accrued Expenses	(11,926)	—
Intangible Assets	(1,302,220)	(1,302,220)

Deferred tax liabilities	(1,441,286)	(1,328,527)

Valuation allowance	(21,794,504)	(18,415,456)

Net deferred tax assets (liabilities)	$(316,733)	$(1,302,220)

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2018 and December 31, 2017, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized.  The valuation allowance was increased from $18,415,456 at December 31, 2017 to $21,794,504 at December 31, 2018.  Net Operating Losses created in years beginning after 2017 now only offset 80% of Taxable Income but no longer have a 20 year expiration. As such, NOL’s created after 2017 can be used to offset indefinite lived liabilities up to 80%. This change in tax law created a reduction of the deferred tax liability by $985,488 during 2018.

At December 31, 2018, the Company has federal net operating loss carryforwards of approximately $84,517,142, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income. However, due to potential Section 382 limitations (discussed in further detail below) a reserve has been set up for the Pelican Therapeutics NOL of $(2,344,952).  The federal net operating loss carryforwards begin to expire in 2029.  The Company has various state net operating loss carryforwards totaling approximately $73,861,907 including $2,922,000 from Pelican Therapeutics, which are available to offset future state taxable income. State net operating losses begin to expire in 2024.  The Company has various foreign net operating loss carryforwards of approximately $122,605.  The foreign net operating loss carryforwards are carried forward indefinitely.  Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2018 and 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2018 and 2017, the Company had no such accruals.

The Company files income tax returns in the United States, various state and foreign jurisdictions. The Company is subject to examination by taxing authorities for the tax years ended December 31, 2009 through 2017.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.

Non-Controlling Interest

In October 2018, Heat entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican Therapeutics, Inc. (“Pelican”), a related party prior to acquisition. The stock exchange resulted in Heat owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%.

13.

Related Party Transactions

The Company compensates its board members. Board members received cash compensation between approximately $61,500 and $221,000 and $77,000 and $242,000, for services rendered during 2018 and 2017, respectively. Board members also received equity compensation.

The Company acquired 80% of the outstanding equity of Pelican, a related party, during the year ended December 31, 2017, see Note 4; and an additional 5% during the year ended December 31, 2018 see Note 12.

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

For the years ended December 31, 2018 and 2017, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the years ended December 31,
	2018	2017
Net loss	$(16,591,293)	$(12,409,866)
Net loss - Non-controlling interest	(857,439)	(568,195)
Net loss attributable to Heat Biologics, Inc.	$(15,733,854)	$(11,841,671)

Weighted-average number of common shares used in net loss per share attributable to common stockholders —basic and diluted	17,485,461	3,845,342
Net loss per share attributable to Heat Biologics, Inc —basic and diluted	$(0.90)	$(3.08)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the years ended December 31,
	2018	2017
Outstanding stock options	465,303	266,810
Unvested restricted stock units	56,520	21,779
Outstanding common stock warrants	9,030,730	310,397

15.

Commitments and Contingencies

During 2014, the Company entered into a five-year lease for a total of 5,979 square feet. The lease expires September 30, 2019 and the Company is currently in the process of evaluating its operations to determine the proper space required for its current operations, as well as that there are spaces available sufficient for any future expansion requirements should the need arise.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Rent expense was $305,391 and $226,001 for the years ended December 31, 2018 and 2017, respectively. In 2018, Pelican entered into a five-year lease for a total of 5,156 square feet. The Company’s approximate future minimum payments for its operating lease obligations that have initial remaining non-cancelable terms in excess of one year are as follows:

Years ending December 31,

2019	309,729
2020	115,580
2021	118,158
2022	120,736
2023	20,194
Total	$684,397