Form 10-K/A
period 2018-12-31
HEAT BIOLOGICS, INC.
filed 2019-04-24
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K /A

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

As of March 28, 2019, the issuer had 34,093,067 shares of common stock outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Heat Biologics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019 (the “Original Form 10-K”).

This Amendment No. 1 is being filed for the sole purpose of correcting an error regarding the number of the Company’s shares of common stock, par value $0.0002 per share (the “Common Stock”), that were outstanding as of March 28, 2019. The Original Form 10-K disclosed that as of March 28, 2019, the Company had 33,091,824 shares of Common Stock outstanding; however, the correct number of shares of the Company’s Common Stock outstanding as of March 28, 2019 was 34,093,067.

As a result of the foregoing, the Company is filing this Amendment No. 1 to correct the number of shares of Common Stock outstanding.  The following sections of this Amendment No. 1 have been modified to disclose that as of March 28, 2019, the Company had 34,093,067 shares of Common Stock outstanding (rather than 33,091,824):

•

cover page—“As of March 28, 2019, the issuer had 34,093,067 shares of common stock outstanding.”

•

Part I, Item 1A. “Risk Factors — Future sales of our common stock by our existing stockholders could cause our stock price to decline ..” The number of shares outstanding as of March 28, 2019 in the risk factor has been revised to reflect 34,093,067 shares of Common Stock outstanding.

•

Part III, Item 12—Security Ownership of Certain Beneficial Owners—Principal Stockholders Table. The number of shares outstanding as of March 28, 2019 has been revised to reflect 34,093,067 shares of Common Stock outstanding and to update the percentage in the beneficial ownership table to take into account 34,093,067 shares of Common Stock outstanding.

As required by the SEC, this Amendment No. 1 includes a new Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)) and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original Form 10-K or the financial statements included therein or modified any disclosures contained in the Original Form 10-K.  Accordingly, this Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Form 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

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

On March 28, 2019, we had 34,093,067 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Item 12.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 31, 2019, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 28, 2019, we had 34,093,067 shares of common stock outstanding.

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

Name of Beneficial Owner	Common Stock		Shares subject to Options (1)	Total Number of Shares Beneficially Owned	Percentage Ownership
Executive Officers & Directors
Jeff T. Hutchins (Chief Scientific Officer and Chief Operating Officer)	143,140	(2)	204,977	348,117	1.0%
John Monahan, Ph.D. (Director)	516		100,018	100,534	*
John K. A. Prendergast, Ph.D. (Director)	300,000	(3)	40,225	340,225	*
Ann A. Rosar (Vice President of Finance, Controller and Secretary)	96,254	(4)	65,933	62,187	*
Edward Smith (Director) (5)	104,305		99,257	203,562	*
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (6)	1,012,235	(7)	451,957	1,464,192	4.24%

All Executive Officers and Directors, as a group (6 persons)	1,656,450		962,367	2,618,817	7.47%

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

21.1	List of Subsidiaries # (previously filed as an exhibit to Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019 (File No. 001-35994))
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)*
31.1	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Robert Jakobs, Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Robert Jakobs, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*

Filed herewith.

#

Previously filed with the Original Form 10-K filed on March 28, 2019.

##

Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

**

Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16.

Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 2019.

HEAT BIOLOGICS, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: April 24, 2019

By:	/s/ Robert Jakobs
Robert Jakobs
Vice President of Finance
(Principal Financial and Principal Accounting Officer)
Date: April 24, 2019

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