Form 10-Q
period 2019-03-31
HEAT BIOLOGICS, INC.
filed 2019-05-15
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HTBX	Nasdaq Capital Market

As of May 10, 2019, there were 34,065,652 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

SIGNATURES	27

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019 and Amendment No. 1 thereto filed with the SEC on April 24, 2019. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Current Assets
Cash and cash equivalents	$17,896,821	$22,154,251
Short-term investments	5,611,538	5,570,027
Accounts receivable	79,047	28,538
Prepaid expenses and other current assets	818,662	961,317
Total Current Assets	24,406,068	28,714,133

Property and Equipment, net	621,419	643,146

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	2,189,338	2,189,338
Right-of-use asset	463,910	—
Deposits	351,220	351,220
Total Other Assets	8,870,468	8,406,558

Total Assets	$33,897,955	$37,763,837

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,618,812	$974,619
Deferred revenue	340,627	1,032,539
Contingent consideration, current portion	1,209,000	1,187,000
Operating lease liability, current portion	166,142	—
Accrued expenses and other liabilities	948,906	1,678,051
Total Current Liabilities	4,283,487	4,872,209

Long Term Liabilities
Contingent consideration, net of current portion	2,010,515	1,918,225
Deferred tax liability	361,911	316,733
Deferred revenue, net of current portion	200,000	200,000
Operating lease liability, net of current portion	304,997	—
Other long-term liabilities	261,065	213,724
Total Liabilities	7,421,975	7,520,891

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 100,000,000 shares authorized, 34,093,067 and 32,492,144 shares issued and outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	6,819	6,499
Additional paid-in capital	116,943,119	114,883,135
Accumulated deficit	(90,295,656)	(84,580,180)
Accumulated other comprehensive loss	(28,093)	(19,904)
Total Stockholders’ Equity– Heat Biologics, Inc.	26,626,189	30,289,550
Non-Controlling Interest	(150,209)	(46,604)
Total Stockholders’ Equity	26,475,980	30,242,946

Total Liabilities and Stockholders’ Equity	$33,897,955	$37,763,837

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, March 31,
	2019	2018
Revenue:
Grant and licensing revenue	$701,062	$752,527
Operating expenses:
Research and development	3,172,247	2,872,950
General and administrative	3,347,601	1,780,339
Change in fair value of contingent consideration	114,290	11,118
Total operating expenses	6,634,138	4,664,407

Loss from operations	(5,933,076)	(3,911,880)

Interest income	150,852	3,633
Other income, net	8,321	175,020
Total non-operating income, net	159,173	178,653

Net loss before income taxes	(5,773,903)	(3,733,227)
Income tax expense (benefit)	45,178	(205,000)
Net loss	(5,819,081)	(3,528,227)
Net loss – non-controlling interest	(103,605)	(206,461)
Net loss attributable to Heat Biologics, Inc.	$(5,715,476)	$(3,321,766)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.17)	$(0.71)

Weighted-average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	33,225,164	4,709,553

Other comprehensive loss:
Net loss	(5,819,081)	(3,528,227)
Unrealized (loss) gain on foreign currency translation	(8,189)	21,325
Total other comprehensive loss	(5,827,270)	(3,506,902)
Comprehensive loss attributable to non-controlling interest	(103,605)	(206,461)
Comprehensive loss	$(5,723,665)	$(3,300,441)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended March 31, 2019
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2018	$6,499	$114,883,135	$(84,580,180)	$(19,904)	$(46,604)	$30,242,946
Stock-based compensation	320	2,059,984	—	—	—	2,060,304
Other comprehensive loss	—	—	—	(8,189)	—	(8,189)
Net loss	—	—	(5,715,476)	—	(103,605)	(5,819,081)
Balance at March 31, 2019	$6,819	$116,943,119	$(90,295,656)	$(28,093)	$(150,209)	$26,475,980

	Three months ended March 31, 2018
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2017	$840	$76,382,262	$(68,846,326)	$(166,025)	$(1,589,842)	$5,780,909
Issuance of common stock, 1,403,367 shares	281	3,573,099	—	—	—	3,573,380
Stock issuance costs	—	(173,526)	—	—	—	(173,526)
Stock-based compensation	12	371,881	—	—	—	371,893
Other comprehensive gain	—	—	—	21,325	—	21,325
Net loss	—	—	(3,321,766)	—	(206,461)	(3,528,227)
Balance at March 31, 2018	$1,133	$80,153,716	$(72,168,092)	$(144,700)	$(1,796,303)	$6,045,754

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2019	2018

Cash Flows from Operating Activities
Net loss	$(5,819,081)	$(3,528,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,186	44,075
Stock-based compensation	2,060,304	371,893
Change in fair value of contingent consideration	114,290	11,118
Unrealized gain on investments	(5,588)	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(50,684)	9,422
Prepaid expenses and other current assets	142,812	305,097
Deferred financing costs	—	(10,173)
Accounts payable	643,876	667,605
Deferred revenue	(691,912)	(752,527)
Deferred tax liability	45,178	(205,000)
Accrued expenses and other liabilities	(729,443)	(717,770)
Other long-term liabilities	47,341	383
Net Cash Used in Operating Activities	(4,175,721)	(3,804,104)

Cash Flows from Investing Activities
Purchase of property and equipment	(45,459)	(419,141)
Purchase of short-term investments, net	(35,923)	—
Net Cash Used in Investing Activities	(81,382)	(419,141)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net of commissions	—	3,573,380
Stock issuance costs	—	(173,526)
Net Cash Provided by Financing Activities	—	3,399,854

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(327)	21,674

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(4,257,430)	(801,717)

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	22,154,251	9,765,359

Cash, Cash Equivalents and Restricted Cash – End of Period	$17,896,821	$8,963,642

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.

The consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019 and Amendment No. 1 thereto filed with the SEC on April 24, 2019 (the “2018 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Delphi Therapeutics, Inc. and Scorpion Biosciences, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2019 and December 31, 2018, Heat held 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

All share numbers in the consolidated financial statements and footnotes below have been adjusted for the Company’s one-for-ten reverse stock split effective January 19, 2018.

Error Correction

As discussed in the Company’s report on Form 10-Q for the quarterly period ended September 30, 2018, during the nine months ended September 30, 2018, the Company determined that an income tax benefit was required for the quarters ended March 31, 2018 and June 30, 2018. Specifically, the current year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset up to 80% of the Company’s indefinite-lived deferred tax liability. Accordingly, the income tax benefit for the quarter ended March 31, 2018 as originally reported was understated by approximately $205,000. As revised, the Company has an income tax benefit of $205,000 for the quarter ended March 31, 2018. The Company evaluated the effect of this error and concluded it was not material to any of its previously issued consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $90.3 million as of March 31, 2019 and a net loss of approximately $5.8 million for the three months ended March 31, 2019 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seek marketing approval for, its product candidates and as the Company continues to fund the Pelican matching funds required in order to access the grant provided by the Cancer Prevention and Research Institute of Texas or CPRIT. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under the B. Riley FBR, Inc. At Market Issuance Sales Agreement, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures in light of its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As of March 31, 2019, the Company had approximately $23.5 million in cash, cash equivalents and short-term investments, which it believes is sufficient to fund its operations for one year from date of this filing.

Cash Equivalents and Restricted Cash

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Short-term Investments

The Company classifies its short-term investments as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities. On available-for-sale securities, realized and gains and losses, and unrealized gains and losses on equity securities, are included in net earnings in the period earned or incurred.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. No impairment existed at March 31, 2019.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. No impairment existed at March 31, 2019.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company earns substantially all of its revenue from a research grant from CPRIT. The Company’s contract with CPRIT relates to developing a human TNFRSF25 agonist antibody for use in cancer patients through research and development efforts and a noncommercial license from CPRIT-funded research to CPRIT and other government agencies and institutions of higher education in Texas.

The CPRIT grant covers the period from June 1, 2016 through November 30, 2019, as amended, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017. The next tranche of funding is expected to be requested and received in 2019. Funds received are reflected in deferred revenue as a liability until revenue is earned.  Grant revenue is recognized when qualifying costs are incurred. As of March 31, 2019, the deferred revenue balance was $0.3 million with $8.0 million recognized as revenue since contract inception.

As of March 31, 2019, deferred revenue includes $0.2 million we received from an economic development grant agreement with the City of San Antonio. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consists primarily of the amount paid in advance for cGMP production of Pelican’s PTX-35 antibody and PTX-15 fusion protein for Pelican, as well as Chemistry Manufacturing and Control (“CMC”) material for the Company’s clinical trial studies for HS-110.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the 2018 Annual Report and have not changed significantly since such filing.

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

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted this ASU in the first quarter of 2019 and there was no material effect on the Company’s results of operations or cash flows.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of 2019 and there was no material effect on the recognition or measurement of revenue in the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. Generally, a lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, we consider whether a contract provides us with both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company adopted the standard on January 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited comparative financial statements. The Company has determined that its leases, consisting of leases for office and laboratory space without variable components, are operating leases. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and associated lease liabilities of $520,399 and $528,253, respectively, as of January 1, 2019 on the  balance sheet with no cumulative impact to accumulated deficit and did not have a material impact on the Company’s results of operations or cash flows.

2. Acquisition of Pelican Therapeutics

In 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. During the quarter ended March 31, 2018, cash consideration of approximately $0.3 million was distributed to the participating Pelican stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was recognized as other income in the statements of operations and comprehensive loss for the period. In October 2018, Heat entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican. The stock exchange resulted in Heat increasing its controlling ownership in Pelican from 80% to 85%.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 6.0% based on the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. The Company estimates the fair value of the contingent consideration on a quarterly basis. The change was approximately $0.1 million and $0.0 million for the quarters ended March 31, 2019 and 2018, respectively.

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

In May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to allow Pelican to develop PTX-35 through a 70-patient Phase 1 clinical trial. The Phase 1 clinical trial will be designed to evaluate PTX-35 in combination with other immunotherapies. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to provide $7.6 million in matching funds over the life of the project.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Through March 31, 2019, CPRIT has provided $8.3 million of the total $15.2 million grant. The remaining $6.9 million is expected to become available in 2019. Through March 31, 2019, the Company has provided approximately $6.0 million funding to Pelican which includes matching CPRIT funds and the Company has $3.5 million to provide over the remaining contract period.

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

As of March 31, 2019 and December 31, 2018, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended March 31, 2019 or 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,611,538	$5,611,538	—	—
Liabilities:
Contingent consideration	3,219,515	—	—	$3,219,515

	As of December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,570,027	$5,750,027	—	—
Liabilities:
Contingent consideration	3,105,225	—	—	$3,105,225

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended March 31, 2019:

Contingent Consideration
Balance at December 31, 2018	$3,105,225
Change in fair value	114,290
Balance at March 31, 2019	$3,219,515

The change in the fair value of the contingent consideration for the quarters ended March 31, 2019 and 2018 was primarily due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of March 31, 2019:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2019-2026
		Discount rate	5.96%
		Probability of occurrence	23% to 86%

4. Short-Term Investments

The following summarizes information about short term investments at March 31, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Mutual fund	$5,606,081	$5,457	$5,611,538
December 31, 2018
Mutual fund	$5,570,158	$(131)	$5,570,027

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31, 2019	December 31, 2018
Prepaid manufacturing expense	$491,869	$559,110
Prepaid insurance	169,249	284,931
Other prepaid expenses and current assets	157,544	117,276
	$818,662	$961,317

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Lab equipment	$1,257,525	$1,218,532
Leasehold improvements	9,445	9,445
Computers	45,055	38,589
Furniture and fixtures	58,146	58,146
Total	1,370,171	1,324,712
Accumulated depreciation	(748,752)	(681,566)
Property and equipment, net	$621,419	$643,146

Depreciation expense was $67,186 and $44,075 for the three months ended March 31, 2019 and 2018, respectively.

7. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The carrying value of goodwill and in-process R&D has remained unchanged and no impairment was recognized as of March 31, 2019 and December 31, 2018.

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued clinical trial expenses	$719,116	$919,750
Compensation and related benefits	102,490	628,147
Patent fees	45,000	40,000
Deferred rent	—	7,854
Other expenses	82,300	82,300
	$948,906	$1,678,051

9. Stockholders’ Equity

Common Stock Warrants

During the three months ended March 31, 2019, there were no changes in the Company’s outstanding warrants. As of March 31, 2019, the Company has outstanding warrants to purchase 9,030,730 shares of common stock issuable at a weighted-average exercise price of $1.89 per share.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Compensation Plans

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	465,303	$11.60
Granted	2,630,821	1.06
Expired	(1,338)	20.54
Forfeited	(86,032)	1.76
Outstanding, March 31, 2019	3,008,754	$2.66

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2019 was $0.80. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2019:

Dividend yield	0.0%
Expected volatility	131.1%
Risk-free interest rate	2.5%
Expected lives (years)	5.5

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

The Company recognized $1,155,121 and $133,807 in stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively for the Company’s stock option awards.

The following table summarizes information about stock options outstanding at March 31, 2019:

Options Outstanding			Options Vested and Exercisable
Balance as of 3/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
3,008,754	9.4	$2.66	1,256,273	9.0	$4.28

As of March 31, 2019, the unrecognized stock-based compensation expense related to unvested stock options was $3,088,286 which is expected to be recognized over a weighted average period of approximately 16.5 months.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following is a summary of restricted stock and restricted stock unit activity for the three months ended March 31, 2019:

Shares
Unvested, December 31, 2018	56,520
Granted	1,579,179
Vested	(747,805)
Forfeited	(49,215)
Unvested, March 31, 2019	838,679

The Company recognized $905,183 and $238,086 in stock-based compensation expense related to restricted stock and restricted stock unit awards during the three months ended March 31, 2019 and March 31, 2018, respectively.

As of March 31, 2019, there are 186,800 shares remaining available for grant under the Company’s equity compensation plans.

10. Grant and Licensing Revenues

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2019, as amended.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

The Company recognized grant revenue of approximately $0.7 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, the Company had deferred revenue of $0.5 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

11. Net Loss Per Share

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

For the three months ended March 31, 2019 and 2018, all of the Company’s common stock options, unvested restricted stock units and warrants were anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the three months ended March 31,
	2019	2018
Net loss	$(5,819,081)	$(3,528,227)
Net loss - Non-controlling interest	(103,605)	(206,461)
Net loss attributable to Heat Biologics, Inc.	$(5,715,476)	$(3,321,766)

Weighted-average number of common shares used in net loss per share attributable to common stockholders —basic and diluted	33,225,164	4,709,533
Net loss per share attributable to Heat Biologics, Inc —basic and diluted	$(0.17)	$(0.71)

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the three months ended March 31,
	2019	2018
Outstanding stock options	3,008,754	426,393
Restricted stock subject to forfeiture and restricted stock units	838,679	63,331
Outstanding common stock warrants	9,030,730	310,397

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of March 31, 2019, $0.9 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior & current year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2019, and December 31, 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense. As of March 31, 2019, and December 31, 2018, the Company had no such accruals.

13. Leases

As described in Note 1, effective January 1, 2019, the Company adopted ASC 842 using the optional transition method, applying no practical expedients. In accordance with the optional transition method, we did not recast the prior period consolidated financial statements. The lease term is the noncancelable period of the lease. There are no termination provisions or renewal periods reasonably certain of exercise or options controlled by the lessor. Finance leases, variable lease costs and short-term leases are not material to our consolidated financial statements.

The Company leases office space under operating leases. Total lease costs, consisting of fixed operating lease costs, in the three months ended March 31, 2019 amounted to $66,895.

As of March 31, 2019, lease liabilities have been determined using a weighted-average discount rate of approximately 8.6%. The rate implicit in the Company’s leases is not readily determinable. Accordingly, the Company uses its estimated incremental borrowing rate, which represents the rate of interest that it would pay to borrow on a collateralized basis over a similar term.

The weighted-average life of the Company’s leases is approximately 3.6 years. Operating cash flows in the three months ended March 31, 2019 include $67,521 of payments related to lease liabilities at the beginning of the period.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

Year ending December 31:

April 1 through December 31, 2019	$166,238
2020	115,580
2021	118,158
2022	120,737
2023	20,195
Total lease payments	540,908
Less: imputed interest	(69,769)
Present value of operating lease liabilities	$471,139

In April 2019, the Company entered into a 96-month lease for office and laboratory space that is expected to commence upon the expiration of an existing lease in September 2019. Scheduled lease payments under the new lease total approximately $1.8 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 28, 2019 and Amendment No. 1 thereto filed with the SEC on April 24, 2019 (the “2018 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

Our T-cell Activation Platform (TCAP), includes a variation of two TCAPs, ImPACT® and ComPACT™ , which are designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology cocktail to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

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

We continue to enroll patients in our HS-110 combination immunotherapy trial, prepare for IND submission of HS-130 (ComPACT™), advance pre-clinical development of Pelican assets in anticipation of an IND submission, and provide general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and no revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

•

operate as a public company.

Recent Developments

•

In January 2019, we dosed our first patient in a Phase 2 clinical trial investigating HS-110 in combination with Merck’s anti-PD1 checkpoint inhibitor, KEYTRUDA® (pembrolizumab), in patients with advanced non-small cell lung cancer (NSCLC).

•

In February 2019, we announced updated interim results from our ongoing Phase 2 study of HS-110 in patients with advanced NSCLC. The results were presented at the 2019 ASCO-SITC Clinical Immuno-Oncology Symposium. Improved survival was observed in patients with low CD8+ "cold" tumor at baseline compared to high CD8+ patients; and the occurrence of injection site reactions correlated with improved overall survival. Whereas there were no differences in survival based on positive (≥1%) or negative PD-L1 expression. Key highlights of Cohort B results include an objective response rate of 15%, disease control rate of 55%, and a median progression-free survival of 2.7 months. We believe preliminary data suggests the addition of HS-110 to Nivolumab may restore responsiveness to treatment after tumor progression on prior checkpoint inhibitor therapy.

•

In April 2019, our CPRIT Grant, initially covering the period from June 1, 2016 through May 31, 2019, was extended from May 31, 2019 to November 30, 2019.

•

In April 2019, we entered into a 96-month lease for office and laboratory space that we anticipate occupying in September 2019 upon the expiration of our current lease.

•

In April 2019, we entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. as sales agent pursuant to which the Company may sell from time to time, at its option, shares of its common stock.

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

The notes to our consolidated financial statements contained herein and to our audited consolidated financial statements contained in our 2018 Annual Report contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•

Revenue;

•

In-process R&D;

•

Goodwill impairment;

•

Income tax;

•

Contingent consideration;

•

Stock-based compensation;

•

Research and development costs, including clinical and regulatory cost; and

•

Recent accounting pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2019 and 2018

Revenues. For the quarter ended March 31, 2019, we recognized $0.7 million of grant revenue for qualified expenditures under the CPRIT grant. We recognized $0.8 million of grant revenue related to CPRIT during the three months ended March 31, 2018. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contract.  As of March 31, 2019, we had deferred revenue of $0.3 million for CPRIT proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 10% to $3.2 million for the quarter ended March 31, 2019 compared to $2.9 million for the quarter ended March 31, 2018. The components of R&D expense are as follows, in millions:

	Three Months Ended,
	March 31,
	2019	2018
Programs
HS-110	$0.8	$1.0
HS-410	0.0	0.1
HS-130	0.1	0.1
PTX 35/15	0.9	0.8
Other programs	0.1	0.1
Unallocated research and development expenses	1.3	0.8
	$3.2	$2.9

•

HS-110 expense decreased $0.2 million, reflecting the current-period mix of development activities, primarily due to decreased costs associated with the production of drug supplies and outsourced clinical services offset by increased payments to investigator sites for ongoing clinical trials

•

HS-410 expense decreased, reflecting completion of prior clinical trial activities.

•

HS-130 expense represented primarily regulatory consulting in the current period and clinical trial materials in the 2018 period.

•

PTX expense for 2019 was comparable to the 2018 period, primarily reflecting continued pre-clinical development of PTX-35.

•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

•

The increase in unallocated research expenses primarily reflects personnel costs, including stock-based compensation from 2019 stock awards.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.1 million for the quarter ended March 31, 2019, compared to $0.0 million in the quarter ended March 31, 2018, primarily reflecting a lower discount rate and shorter discount periods.

General and administrative expense. General and administrative expense increased to $3.3 million for the quarter ended March 31, 2019 compared to $1.8 million for the quarter ended March 31, 2018. The increase is primarily attributable to increased stock-based compensation expense.

Non-operating income, net. Other income was $0.2 million for the quarter ended March 31, 2019, comparable in total to the quarter ended March 31, 2018. In 2019, other income was primarily related to interest income on cash and short-term investment balances. In 2018, other income is primarily related to the release of escrow funds to us for payment of liabilities related to the Pelican acquisition.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $5.7 million, or ($0.17) per basic and diluted share for the quarter ended March 31, 2019 compared to a net loss of $3.3 million, or ($0.71) per basic and diluted share for the quarter ended March 31, 2018.

Balance Sheet at March 31, 2019 and December 31, 2018

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $0.8 million as of March 31, 2019 and $1.0 million as of December 31, 2018. The $0.2 million decrease is primarily attributable to recognition of prepaid insurance amounts over their respective amortization period and the application of prior prepayments to vendors.

Right of Use Asset and Operating Lease Liabilities These assets and liabilities were first recognized in the quarter ended March 31, 2019, upon our adoption of ASU No. 2016-02, Leases (Topic 842), which requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease.

Accounts Payable. Accounts payable was approximately $1.6 million as of March 31, 2019 compared to approximately $1.0 million as of December 31, 2018. The increase of approximately $0.6 million is related to payables for CMC and clinical services fees.

Deferred Revenue. We had deferred revenue of $0.5 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively. This deferred revenue represents proceeds received for the CPRIT grant and from an economic development grant for which the costs had not been incurred or the conditions of the award had not been met.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $0.9 million as of March 31, 2019 compared to approximately $1.7 million as of December 31, 2018. The decrease of approximately $0.8 million was primarily related to 2018 employee bonuses which were accrued at December 31, 2018 but subsequently paid in January 2019.

Contingent Consideration. As of March 31, 2019, we had contingent consideration of $3.2 million related to our acquisition of Pelican, compared to approximately $3.1 million as of December 31, 2018. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and as of March 31, 2019, we determined the change in the estimated fair value of the contingent consideration during the quarter was $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. More recently, we have primarily financed our operations with net proceeds from the public offering of our common stock and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 3,054,667 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. In addition, from August 2016 through July 2017 we received an aggregate of $9.3 million of net proceeds through our At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with B. Riley FBR, Inc. formerly known as FBR Capital Markets & Co. On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement that replaced the FBR Sales Agreement and which has subsequently been terminated. We received net proceeds of approximately $3.8 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. As of March 31, 2019, we had an accumulated deficit of $90.3 million. We had net losses of $16.6 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively. We had net losses of $5.8 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations through mid-year 2020, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we intend to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2019, we had approximately $23.5 million in cash and cash equivalents and short-term investments which we believe is sufficient to fund our operations for one year from date of this filing.

Cash Flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to increased general and administrative expenses.

Investing activities.  The use of cash in all periods was primarily related to the purchase of property and equipment. The decrease is due to the purchase of lab equipment as we established our San Antonio facilities per the CPRIT Grant in the three months ended March 31, 2018.

Financing activities.  There were no cash inflows from financing activities in the three months ended March 31, 2019. The source of cash in the three months ended March 31, 2018 was public offerings of stock and issuance of common stock through an at-the-market Common Stock Sales Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC., net of related stock issuance costs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $90.3 million through March 31, 2019. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the B. Riley FBR, Inc. At Market Issuance Sales Agreement, or FBR Sales Agreement) or debt and other sources. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of common stock that we can sell pursuant to the FBR Sales Agreement due to the market value of our common stock held by non-affiliates. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan, including accessing the CPRIT Grant. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019 our Chief Executive Officer and Vice President of Finance concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, our previous Vice President of Finance retired and a new Vice President of Finance was appointed. In addition, we experienced changes in other accounting personnel with roles in our financial reporting processes. Other than such personnel changes, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS.

The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2018 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2018 Annual Report.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

As of March 31, 2019, we had an accumulated deficit of $90.3 million. We had net losses of $16.6 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively. We had net losses of $5.8 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the three months ended March 31, 2019, our operating activities used net cash of approximately $4.2 million and as of March 31, 2019, our cash and cash equivalents and short-term investments were approximately $23.5 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2019, our accumulated deficit totaled approximately $90.3 million. During the years ended December 31, 2018 and 2017, our operating activities used net cash of approximately $21.7 and $6.4 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEAT BIOLOGICS, INC.

Date: May 15, 2019	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Robert J. Jakobs
Robert J. Jakobs
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1

At Market Issuance Sales Agreement, dated April 3, 2019, by and between Heat Biologics, Inc. and  B. Riley FBR, Inc. (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 4, 2019 (File No. 001-35994))

4.1

Amendment No. 1 to the Rights Agreement dated as of March 8, 2019 to the Rights Agreement dated March 11, 2018 by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))

10.1

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey T. Hutchins, effective as of January 1, 2019 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.2

Heat Biologics, Inc. Form of Restricted Stock Agreement (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.3

Agreement by and between Heat Biologics, Inc. and Ann A. Rosar, dated March 7, 2019 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))

10.4

Offer Letter by and between Heat Biologics, Inc. and Robert J. Jakobs, dated March 7, 2019 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))

10.5	Attachment to CPRIT Contract (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))
10.6

Lease between Durham KTP Tech 7, LLC and Heat Biologics, Inc. dated April 17, 2019 (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))

31.1*	Certification of Jeffrey Wolf, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Robert Jakobs, Principal Financial Officer and Principal Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Jeffrey Wolf, Principal Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Robert Jakobs, Principal Financial Officer and Principal Accounting Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

Filed herewith.