Form 10-Q
period 2019-06-30
HEAT BIOLOGICS, INC.
filed 2019-08-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 12, 2019, there were 34,066,652 shares of Common Stock, $0.0002 par value per share, outstanding.

HEAT BIOLOGICS, INC.

SIGNATURES	28

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

i

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Current Assets
Cash and cash equivalents	$13,828,206	$22,154,251
Short-term investments	5,648,609	5,570,027
Accounts receivable	77,382	28,538
Prepaid expenses and other current assets	684,169	961,317
Total Current Assets	20,238,366	28,714,133

Property and Equipment, net	566,593	643,146

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	2,189,338	2,189,338
Right-of-use asset	406,178	—
Deposits	436,283	351,220
Total Other Assets	8,897,799	8,406,558

Total Assets	$29,702,758	$37,763,837

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,979,090	$974,619
Deferred revenue	—	1,032,539
Contingent consideration, current portion	1,222,000	1,187,000
Operating lease liability, current portion	129,205	—
Accrued expenses and other liabilities	1,169,609	1,678,051
Total Current Liabilities	4,499,904	4,872,209

Long Term Liabilities
Contingent consideration	2,109,515	1,918,225
Deferred tax liability	361,911	316,733
Deferred revenue, net of current portion	200,000	200,000
Operating lease liability, net of current portion	282,353	—
Other long-term liabilities	293,582	213,724
Total Liabilities	7,747,265	7,520,891

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0002 par value; 100,000,000 shares authorized, 34,066,652 and 32,492,144 shares issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	6,822	6,499
Additional paid-in capital	117,350,922	114,883,135
Accumulated deficit	(95,066,526)	(84,580,180)
Accumulated other comprehensive loss	(11,481)	(19,904)
Total Stockholders’ Equity– Heat Biologics, Inc.	22,279,737	30,289,550
Non-Controlling Interest	(324,244)	(46,604)
Total Stockholders’ Equity	21,955,493	30,242,946

Total Liabilities and Stockholders’ Equity	$29,702,758	$37,763,837

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2019	2018	2019	2018
Revenue:
Grant and licensing revenue	$342,487	$1,143,177	$1,043,549	$1,895,704
Operating expenses:
Research and development	3,424,141	3,479,776	6,596,388	6,352,726
General and administrative	1,860,459	1,361,166	5,208,060	3,141,505
Change in fair value of contingent consideration	112,000	539,980	226,290	551,098
Total operating expenses	5,396,600	5,380,922	12,030,738	10,045,329

Loss from operations	(5,054,113)	(4,237,745)	(10,987,189)	(8,149,625)

Interest income	124,793	44,164	275,645	47,797
Other (expense) income, net	(15,585)	(53,224)	(7,264)	121,796
Total non-operating income (expenses), net	109,208	(9,060)	268,381	169,593

Net loss before income taxes	(4,944,905)	(4,246,805)	(10,718,808)	(7,980,032)
Income tax expense (benefit)	—	(235,000)	45,178	(440,000)
Net loss	(4,944,905)	(4,011,805)	(10,763,986)	(7,540,032)
Net loss – non-controlling interest	(174,035)	(196,734)	(277,640)	(403,195)
Net loss attributable to Heat Biologics, Inc.	$(4,770,870)	$(3,815,071)	$(10,486,346)	$(7,136,837)

Net loss per share attributable to Heat Biologics, Inc.—basic and diluted	$(0.14)	$(0.26)	$(0.32)	$(0.72)

Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	33,255,724	14,727,682	33,240,529	9,894,367

Other comprehensive loss:
Net loss	$(4,944,905)	$(4,011,805)	$(10,763,986)	$(7,540,032)
Unrealized gain on foreign currency translation	16,612	49,946	8,423	71,271
Total other comprehensive loss	(4,928,293)	(3,961,859)	(10,755,563)	(7,468,761)
Comprehensive loss attributable to non-controlling interest	(174,035)	(196,734)	(277,640)	(403,195)
Comprehensive loss	$(4,754,258)	$(3,765,125)	$(10,477,923)	$(7,065,566)

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended June 30, 2019
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at March 31, 2019	$6,819	$116,943,119	$(90,295,656)	$(28,093)	$(150,209)	$26,475,980
Issuance of common stock, 16,300 shares	3	18,894	—	—	—	18,897
Exercise of stock options, 2,000 shares	—	2,122	—	—	—	2,122
Stock-based compensation	—	386,787	—	—	—	386,787
Other comprehensive loss	—	—	—	16,612	—	16,612
Net loss	—	—	(4,770,870)	—	(174,035)	(4,944,905)
Balance at June 30, 2019	$6,822	$117,350,922	$(95,066,526)	$(11,481)	$(324,244)	$21,955,493

	Six months ended June 30, 2019
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2018	$6,499	$114,883,135	$(84,580,180)	$(19,904)	$(46,604)	$30,242,946
Issuance of common stock, 16,300 shares	3	18,894	—	—	—	18,897
Exercise of stock options, 2,000 shares	—	2,122	—	—	—	2,122
Stock-based compensation	320	2,446,771	—	—	—	2,447,091
Other comprehensive loss	—	—	—	8,423	—	8,423
Net loss	—	—	(10,486,346)	—	(277,640)	(10,763,986)
Balance at June 30, 2019	$6,822	$117,350,922	$(95,066,526)	$(11,481)	$(324,244)	$21,955,493

See Notes to Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended June 30, 2018
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at March 31, 2018	$1,133	$80,153,716	$(72,168,092)	$(144,700)	$(1,796,303)	$6,045,754
Public offering, 14,375,000 shares, net of underwriter’s discount	2,875	20,697,122	—	—	—	20,699,997
Exercise of warrants, 3,054,667 shares	611	4,837,982	—	—	—	4,838,593
Stock issuance costs	—	(1,875,570)	—	—	—	(1,875,570)
Stock-based compensation	—	140,227	—	—	—	140,227
Other comprehensive gain	—	—	—	49,946	—	49,946
Net loss	—	—	(3,815,071)	—	(196,734)	(4,011,805)
Balance at June 30, 2018	$4,619	$103,953,477	$(75,983,163)	$(94,754)	$(1,993,037)	$25,887,142

	Six months ended June 30, 2018
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2017	$840	$76,382,262	$(68,846,326)	$(166,025)	$(1,589,842)	$5,780,909
Public offering, 14,375,000 shares, net of underwriter’s discount	2,875	20,697,122	—	—	—	20,699,997
Exercise of warrants, 3,054,667 shares	611	4,837,982	—	—	—	4,838,593
Issuance of common stock, 1,403,367 shares	281	3,573,099	—	—	—	3,573,380
Stock issuance costs	—	(2,049,096)	—	—	—	(2,049,096)
Stock-based compensation	12	512,108	—	—	—	512,120
Other comprehensive gain	—	—	—	71,271	—	71,271
Net loss	—	—	(7,136,837)	—	(403,195)	(7,540,032)
Balance at June 30, 2018	$4,619	$103,953,477	$(75,983,163)	$(94,754)	$(1,993,037)	$25,887,142

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30
	2019	2018

Cash Flows from Operating Activities
Net loss	$(10,763,986)	$(7,540,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122,012	108,408
Stock-based compensation	2,447,091	512,120
Change in fair value of contingent consideration	226,290	551,098
Unrealized gain on investments	(5,588)	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(49,186)	473
Prepaid expenses and other current assets	276,994	(2,044,397)
Deferred financing costs	—	30,000
Accounts payable	1,004,864	(211,858)
Deferred revenue	(1,032,539)	(1,895,704)
Deferred tax liability	45,178	(440,000)
Accrued expenses and other liabilities	(503,417)	(830,162)
Other long-term liabilities	79,858	(4,418)
Deposits	(85,065)	(9,422)
Net Cash Used in Operating Activities	(8,237,494)	(11,773,894)

Cash Flows from Investing Activities
Purchase of property and equipment	(45,459)	(467,251)
Purchase of short-term investments, net	(72,993)	—
Net Cash Used in Investing Activities	(118,452)	(467,251)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	—	20,699,997
Proceeds from the issuance of common stock, net of commissions	18,897	3,573,380
Proceeds from exercise of stock options	2,122	—
Proceeds from exercise of warrants	—	4,838,593
Stock issuance costs	—	(2,049,096)
Net Cash Provided by Financing Activities	21,019	27,062,874

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,882	74,815

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(8,326,045)	14,896,544

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	22,154,251	9,765,359

Cash, Cash Equivalents and Restricted Cash – End of Period	$13,828,206	$24,661,903

See Notes to Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.

The consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 are unaudited. The balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019 and Amendment No. 1 thereto filed with the SEC on April 24, 2019 (the “2018 Annual Report”).

The consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Delphi Therapeutics, Inc. and Scorpion Biosciences, Inc.. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss. At June 30, 2019 and December 31, 2018, Heat held an 85% controlling interest in Pelican and a 100% interest in Heat I. During the six months ended June 30, 2018, Heat held an 80% controlling interest in Pelican and a 92.5% controlling interest in Heat I.  For the six months ended June 30, 2018 the Company recognized $161,994 in net loss non-controlling interest for Heat I and $241,201 in net loss non-controlling interest for Pelican. For the six months ended June 30, 2019 all net losses attributable to non-controlling interests relate to Pelican.

All share numbers in the consolidated financial statements and footnotes below have been adjusted for the Company’s one-for-ten reverse stock split effective January 19, 2018.

Error Correction

As discussed in the Company’s report on Form 10-Q for the quarterly period ended September 30, 2018, during the nine months ended September 30, 2018, the Company determined that an income tax benefit was required for the quarters ended March 31, 2018 and June 30, 2018. Specifically, net operating losses in those periods gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset up to 80% of the Company’s indefinite-lived deferred tax liability. As revised, the Company has income tax benefits for the three and six months ended June 30, 2018 of $235,000 and $440,000, respectively. The Company evaluated the effect of this error and concluded it was not material to any of its previously issued consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $95.1 million as of June 30, 2019 and a net loss of approximately $4.9 million for the three months ended June 30, 2019 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seek marketing approval for, its product candidates and as the Company continues to fund the Pelican matching funds required in order to access the grant provided by the Cancer Prevention and Research Institute of Texas or CPRIT. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under the B. Riley FBR, Inc. At Market Issuance Sales Agreement, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company continually evaluates various cost-saving measures considering its cash requirements in order to focus resources on its product candidates and ranks its development programs based upon progress in clinical development, among other things. These rankings could result in a reduction, delay, or elimination of certain of its research and development programs and are subject to change based upon future events. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As of June 30, 2019, the Company had approximately $19.5 million in cash, cash equivalents and short-term investments, which it believes is sufficient to fund its operations for one year from date of this filing.

Cash Equivalents and Restricted Cash

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Short-term Investments

The Company’s short-term investments are equity securities and are carried at their fair value based on quoted market prices. Realized and unrealized gains and losses on equity securities are included in net earnings in the period earned or incurred.

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

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. No impairment existed at June 30, 2019.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. No impairment existed at June 30, 2019.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets.

Research and Development

Research and development includes costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing developmental products into advanced phase clinical trials as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, and testing and enhancement of its product candidates.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company earns substantially all its revenue from a research grant from CPRIT. The Company’s contract with CPRIT relates to developing a human TNFRSF25 agonist antibody for use in cancer patients through research and development efforts and a noncommercial license from CPRIT-funded research to CPRIT and other government agencies and institutions of higher education in Texas.

CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. Funds received are reflected in deferred revenue as a liability until revenue is earned.  Grant revenue is earned and recognized when qualifying costs are incurred.

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

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. Generally, a lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides us with both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company adopted the standard on January 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited comparative financial statements. The Company has determined that its leases, consisting of leases for office and laboratory space without optional terms or variable components, are operating leases. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and associated lease liabilities of $520,399 and $528,253, respectively, as of January 1, 2019 on the  balance sheet with no cumulative impact to accumulated deficit and did not have a material impact on the Company’s results of operations or cash flows.

2. Acquisition of Pelican Therapeutics

In 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. During the quarter ended March 31, 2018, cash consideration of approximately $300,000 was distributed to the participating Pelican stockholders and the remainder of approximately $200,000 for certain Pelican liabilities not satisfied was recognized as other income in the statements of operations and comprehensive loss for the period.  In October 2018, Heat entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican. The stock exchange resulted in Heat increasing its controlling ownership in Pelican from 80% to 85%.

Under the agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 4.6% based on the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. The Company estimates the fair value of the contingent consideration on a quarterly basis.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill resulting from this acquisition related largely to synergies expected from combining the operations. The goodwill is not deductible for income tax purposes. In-process R&D assets are treated as indefinite-lived until the completion or abandonment of the associated R&D program, at which time the appropriate useful lives will be determined. The Company calculated the fair value of the non-controlling interest acquired in the acquisition as 20% of the equity interest of Pelican, adjusted for a minority interest discount.

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to support Pelican in developing PTX-35 through a Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies.

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

As of June 30, 2019 and December 31, 2018, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended June 30, 2019 or 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,648,609	$5,648,609	—	—
Liabilities:
Contingent consideration	3,331,515	—	—	$3,331,515

	As of December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,570,027	$5,750,027	—	—
Liabilities:
Contingent consideration	3,105,225	—	—	$3,105,225

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended June 30, 2019:

Contingent Consideration
Balance at December 31, 2018	$3,105,225
Change in fair value	226,290
Balance at June 30, 2019	$3,331,515

The change in the fair value of the contingent consideration for the six months ended June 30, 2019 was primarily because of the change in discount rate and the passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of June 30, 2019:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2019-2026
		Discount rate	4.6%
		Probability of occurrence	23% to 86%

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Short-Term Investments

The following summarizes information about short term investments at June 30, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
June 30, 2019
Mutual fund	$5,643,152	$5,457	$5,648,609
December 31, 2018
Mutual fund	$5,570,158	$(131)	$5,570,027

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	June 30, 2019	December 31, 2018
Prepaid manufacturing expense	$387,760	$559,110
Prepaid insurance	53,567	284,931
Prepaid clinical study expenses	143,827	-
Other prepaid expenses and current assets	99,015	117,276
	$684,169	$961,317

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Lab equipment	$1,257,525	$1,218,532
Leasehold improvements	9,445	9,445
Computers	45,055	38,589
Furniture and fixtures	58,146	58,146
Total	1,370,171	1,324,712
Accumulated depreciation	(803,578)	(681,566)
Property and equipment, net	$566,593	$643,146

Depreciation expense was $54,826 and $122,012 for the three and six months ended June 30, 2019, respectively, and $64,333 and $108,408 for the three and six months ended June 30, 2018, respectively.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The carrying value of goodwill and in-process R&D has remained unchanged and no impairment was recognized as of June 30, 2019 and December 31, 2018.

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Compensation and related benefits	$118,340	$628,147
Other accrued operating expenses	1,051,269	1,049,904
	$1,169,609	$1,678,051

9. Stockholders’ Equity

Common Stock Warrants

During the three months and six months ended June 30, 2019, there were no changes in the Company’s outstanding warrants. As of June 30, 2019, the Company has outstanding warrants to purchase 9,030,730 shares of common stock issuable at a weighted-average exercise price of $1.89 per share.

Equity Compensation Plans

The Company maintains various equity compensation plans with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. As of June 30, 2019, there were 126,774 shares remaining available for grant under these plans. As discussed in Note 14, in July 2019, the Company’s shareholders approved an increase of 4,000,000 shares in the number of shares available for grant.

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	465,303	$11.60
Granted	2,725,821	1.07
Exercised	(2,000)	1.06
Expired	(14,634)	4.88
Forfeited	(107,585)	1.68
Outstanding, June 30, 2019	3,066,905	$2.62

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2019 was $0.94. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for stock options granted during the three months ended June 30, 2019:

Dividend yield	0.0%
Expected volatility	131.3%
Risk-free interest rate	2.5%
Expected lives (years)	5.5

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

Expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plans to do so in the future. As required by ASC 718, the Company reviews recent forfeitures and stock compensation expense. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, the Company conducts a sensitivity analysis of the forfeiture rate. Based on these evaluations the Company currently does not apply a forfeiture rate.

The following table summarizes information about stock options outstanding at June 30, 2019:

Options Outstanding			Options Vested and Exercisable
Balance as of 6/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
3,066,905	9.1	$2.62	1,311,854	8.8	$4.19

Restricted Stock

The following is a summary of restricted stock and restricted stock unit activity for the six months ended June 30, 2019:

Shares
Unvested, December 31, 2018	56,520
Granted	1,579,179
Vested	(747,805)
Forfeited	(49,340)
Unvested, June 30, 2019	838,554

10. Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2019, as amended. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017. The remaining $6.9 million is expected to be requested and received following a planned IND filing in 2019.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to provide $7.6 million in matching funds over the life of the project. Upon commercialization of the product, the terms of the grant require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

Through June 30, 2019, all $8.3 million of grant funding received to date has been recognized as revenue.

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

For the three and six months ended June 30, 2019 and 2018, all the Company’s common stock options, unvested restricted stock units and warrants were anti-dilutive and therefore have been excluded from the diluted calculation.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three and six months ended June 30 due to their anti-dilutive effect:

	2019	2018
Outstanding stock options	3,066,905	424,592
Restricted stock subject to forfeiture and restricted stock units	838,554	62,207
Outstanding common stock warrants	9,030,730	4,443,230

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of June 30, 2019, $0.9 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior & current year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2019, and December 31, 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense. As of June 30, 2019, and December 31, 2018, the Company had no such accruals.

13. Leases

As described in Note 1, effective January 1, 2019, the Company adopted ASC 842 using the optional transition method, applying no practical expedients. In accordance with the optional transition method, the Company did not recast the prior period consolidated financial statements. The lease term is the noncancelable period of the lease. There are no termination provisions or renewal periods reasonably certain of exercise or options controlled by the lessor. Finance leases, variable lease costs and short-term leases are not material to our consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company leases office space under operating leases. Total lease costs, consisting of fixed operating lease costs, in the three and six months ended June 30, 2019 amounted to $66,894 and $133,789, respectively.

As of June 30, 2019, lease liabilities have been determined using a discount rate of approximately 8.6%. The rate implicit in the Company’s leases is not readily determinable. Accordingly, the Company uses its estimated incremental borrowing rate, which represents the rate of interest that it would pay to borrow on a collateralized basis over a similar term.

As of June 30, 2019, the weighted-average remaining life of the Company’s leases is approximately 3.3 years. Operating cash flows in the three and six months ended June 30, 2019 include $68,742 and $136,263, respectively, of payments for amounts included in the measurement of operating lease liabilities.

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

Year ending December 31:
July 1 through December 31, 2019	$97,496
2020	115,580
2021	118,158
2022	120,737
2023	20,195
Total lease payments	472,166
Less: imputed interest	(60,608)
Present value of operating lease liabilities	$411,558

In April 2019, the Company entered into a 96-month lease for office and laboratory space that is expected to commence upon the expiration of an existing lease in September 2019. Scheduled lease payments under the new lease total approximately $1.8 million. As of June 30, 2019, the Company had not taken control of the space and the lease term had not commenced. Accordingly, no right of use asset or lease liability related to the lease has been recorded. The Company expects to incur approximately $300,000 of the cost of improvements.

14. Subsequent event

On July 23, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an increase of 4,000,000 in the number of shares available for issuance under the Company’s 2018 Stock Incentive Plan.

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

OVERVIEW

We are a biopharmaceutical company developing immunotherapies focused on activating a patient’s immune system against cancer through T-cell activation and expansion.  Our T-cell Activation Platform (TCAP), includes two variations for intradermal administration, Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). HS-110 (viagenpumatucel-L) is our first biologic product candidate in a series of proprietary ImPACT® based immunotherapies designed to stimulate a patient’s own T-cells to destroy cancer.  HS-130 (ComPACT™) (Combination Pan-antigen Cytotoxic Therapy) is our next-generation allogeneic cell-based drug designed to secrete tumor-associated antigens along with an OX-40 co-stimulator intended to enhance T-cell activation and memory response. To further augment antigen experienced T-cell activation and expansion, we are also developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting TNFRSF25 for systemic administration. These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed recruiting patients in our HS-110 non-small cell lung cancer (NSCLC) trial, have received U.S. Food & Drug Administration (FDA) clearance of an IND submission for our HS-130 program and are preparing an IND for our PTX-35 program. We are also providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.

We recently completed patient enrollment in our Phase 2 clinical trial for HS-110 in advanced NSCLC, that administered HS-110 in combination with either Bristol-Myers Squibb’s anti-PD1 checkpoint inhibitor nivolumab (Opdivo®) or more recently, Merck & Co., Inc’s (Merck’s) anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). We also announced interim results of this study in June 2019. This data may represent the first Phase 2 data showing clinical activity of a checkpoint inhibitor combination in NSCLC patients whose disease has progressed after prior treatment with a checkpoint inhibitor (CPI). Our other programs are in pre-clinical and CMC development with an IND filing cleared by the FDA for HS-130 and an anticipated IND filing for PTX-35 in late 2019.

Our T-cell Activation Platform (TCAP), which includes a variation of two TCAPs, ImPACT® and ComPACT™, is  designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology cocktail to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

We believe the advantage of our approach is that our biologic agents deliver a broad range of tumor antigens that are unrecognized by the patient’s immune system prior to the malignant rise of the patient’s tumor. TCAP combines these tumor antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens out of our non-replicating allogenic cell-based therapy into the local microenvironment of the skin. The treatment primes local natural immune recognition to activate T-cells to seek and destroy the cancer cells throughout the body. These TCAP agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through ligand specific T-cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drugs are fully allogenic, “off-the-shelf” products which means that we can administer them immediately without the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment based on these patient materials. Our TCAP product candidates are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistical, manufacturing and importantly, cost benefits, compared to “personalized” precision medicine approaches.

Our ImPACT® platform is an allogenic cell-based, T-cell-stimulating platform that functions as an immune activator to stimulate and expand T-cells. The key component of this innovative immunotherapy platform is the dual functionality of the heat shock protein, gp96.

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. But when a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate professional antigen presenting cells (APCs), such as dendritic cells that upregulate T-cell costimulatory ligands, major histocompatibility (MHC) molecules and immune activating cytokines. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for Heat’s T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

ComPACT™, our second TCAP, is a dual-acting immunotherapy designed to deliver antigen-driven T-cell activation and specific co-stimulation in a single product.  ComPACT™ is designed to help unlock the body’s natural defenses and builds upon ImPACT® by providing specific co-stimulation to enhance T-cell activation and expansion. This technology has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products.  The potential advantages of ComPACT™ include: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) serving as a booster to expand the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective in the body after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally and the draining lymph nodes, which drive targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) a potential paradigm shift that is designed to simplify combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

Pelican Therapeutics, Inc. (“Pelican”), our subsidiary, is a biotechnology company focused on the development of biologic based therapies designed to activate the immune system.

Pelican is currently developing a CD8+ T-cell costimulatory, TNFRSF25 agonist mAb, PTX-35, which has completed IND-enabling activities in preparation for a first-in-human (FIH) trial for an oncology indication.  PTX-35 is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with ImPACT® and ComPACT™ platform immunotherapies, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches, including PTX-45, a human TL1A-lg like fusion protein designed as a shorter half-life agonist of TNFRSF25.

We have completed patient enrollment in our HS-110 Phase 2 combination immunotherapy trial, received clearance from the FDA of an IND submission for HS-130, advanced pre-clinical development of Pelican assets in anticipation of an IND submission in 2019, and provided general and administrative support for these operations while protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

•

In February 2019, we announced updated interim results from our ongoing Phase 2 study of HS-110 in patients with advanced NSCLC. The results were presented at the 2019 ASCO-SITC Clinical Immuno-Oncology Symposium. Preliminary data suggests the addition of HS-110 to Nivolumab may restore responsiveness to treatment after tumor progression on prior checkpoint inhibitor therapy; improved survival was observed in patients with low CD8+ "cold" tumor at baseline compared to high CD8+ patients; and the occurrence of injection site reactions correlated with improved overall survival.

•

In April 2019, our CPRIT Grant, initially covering a three-year period from June 1, 2017 through May 31, 2019, was extended from May 31, 2019 to November 30, 2019.

•

In April 2019, we entered into a 96-month lease for office space to replace our current lease for executive offices and laboratory space in North Carolina, which expires in September 2019.

•

In June 2019, we announced new interim results from our ongoing Phase 2 study investigating HS-110 in combination with Bristol-Myers Squibb's anti-PD-1 checkpoint inhibitor, nivolumab (Opdivo®). The updated results were obtained from Cohort B patients whose data had matured an additional 3 months since last reported at the ASCO-SITC Clinical Immuno-Oncology Symposium in February of this year. This data may represent the first Phase 2 data showing clinical activity of a CPI combination in non-small cell lung cancer (NSCLC) patients whose disease has progressed after prior treatment with a checkpoint inhibitor (CPI). The Cohort B results were presented at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting poster session.

•

In July 2019, we announced we completed patient enrollment in our Phase 2 study investigating HS-110 in combination with Bristol-Myers Squibb's anti-PD-1 checkpoint inhibitor, nivolumab (Opdivo®) or Merck's pembrolizumab (Keytruda®). In total, approximately 120 patients have been enrolled in the trial.

•

In August 2019, we announced that the FDA cleared the company’s Investigational New Drug (IND) application to initiate a Phase 1 clinical trial of HS-130, in combination with HS-110, for patients with advanced solid tumors refractory to standard of care.

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

•

Research and development costs, including clinical and regulatory cost; and

•

Recent accounting pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2019 and 2018

Revenues. For the three months ended June 30, 2019, we recognized $0.3 million of grant revenue for qualified expenditures under the CPRIT grant. We recognized $1.1 million of grant revenue related to CPRIT during the three months ended June 30, 2018. The decrease in grant revenue in the current-year period primarily reflects decreased program spending and the conclusion of the CPRIT contract-year in May 2019. Grant funding for program expenses incurred after May 2019 is subject to grantor approval. We expect to receive the final tranche of grant funding following a planned IND filing later in 2019. As of June 30, 2019, we had no deferred revenue for proceeds previously received. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses decreased to $3.4 million for the quarter ended June 30, 2019 from $3.5 million in the quarter ended June 30, 2018. The components of R&D expense are as follows, in millions:

	Three Months Ended,
	June 30,
	2019	2018
Programs
HS-110	$1.0	$0.8
HS-130	0.1	0.4
PTX 35/15	1.1	1.4
Other programs	0.1	0.1
Unallocated research and development expenses	1.1	0.8
	$3.4	$3.5

•

HS-110 expense increased $0.2 million, primarily due to outsourced clinical trial support services and payments to investigator sites for ongoing clinical trials

•

HS-130 expense represented primarily regulatory consulting in the current period and clinical trial materials in the 2018 period.

•

PTX expense for 2019 decreased from the comparable 2018 period, primarily reflecting decreased manufacturing costs.

•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

•

Unallocated research expenses in 2019 increased compared to the 2018 period, primarily reflecting increased personnel costs, including stock-based compensation from 2019 stock awards.

General and administrative expense. General and administrative expense increased to $1.9 million for the quarter ended June 30, 2019 compared to $1.4 million for the quarter ended June 30, 2018. The increase is primarily attributable to increased personnel costs, including stock-based compensation expense.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.1 million for the three months ended June 30, 2019, compared to $0.5 million in the three months ended June 30, 2018. The greater change in the 2018 period primarily reflects an increase in estimated probability factors for milestone achievement.

Non-operating income, net. Other income increased to $0.1 million for the quarter ended June 30, 2019 compared to 2018. In 2019, other income reflects interest income on cash and short-term investment balances.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $4.8 million, or $0.14 per basic and diluted share for the quarter ended June 30, 2019 compared to a net loss of $3.8 million, or $0.26 per basic and diluted share for the quarter ended June 30, 2018.

Comparison of the Six Months ended June 30, 2019 and 2018

Revenues. For the six months ended June 30, 2019, we recognized $1.0 million of grant revenue for qualified expenditures under the CPRIT grant compared to $1.9 million of grant revenue related to CPRIT during the six months ended June 30, 2018. The decrease in grant revenue in the current-year period primarily reflects decreased program spending and the conclusion of the CPRIT contract-year in May 2019.

Research and development expense. Research and development expenses increased approximately 4% to $6.6 million for the six months ended June 30, 2019 compared to $6.4 million for the six months ended June 30, 2018. The components of R&D expense are as follows, in millions:

	Six Months Ended,
	June 30,
	2019	2018
Programs
HS-110	$1.8	$1.8
HS-410	0.0	0.1
HS-130	0.1	0.5
PTX 35/15	2.0	2.2
Other programs	0.2	0.2
Unallocated research and development expenses	2.5	1.6
	$6.6	$6.4

•

HS-110 expense was consistent with the prior-year period, reflecting the current-period mix of development activities, primarily decreased costs associated with the production of drug supplies offset by increased payments to investigator sites for ongoing clinical trials

•

HS-410 expense decreased, reflecting completion of prior clinical trial activities.

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

General and administrative expense. General and administrative expense increased to $5.2 million for the six months ended June 30, 2019 compared to $3.1 million for the quarter ended June 30, 2018. The increase is primarily attributable to increased stock-based compensation expense.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.2 million for the six months ended June 30, 2019, compared to $0.6 million in the six months ended June 30, 2018. The greater change in the 2018 period primarily reflects an increase in estimated probability factors for milestone achievement.

Non-operating income, net. Other income was $0.3 million for the six months ended June 30, 2019 compared to $0.2 million in the six ended June 30, 2018. In 2019, other income was primarily related to interest income on cash and short-term investment balances. In 2018, other income is primarily related to the release of escrow funds to us for payment of liabilities related to the Pelican acquisition.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $10.5 million, or $0.32 per basic and diluted share for the six months ended June 30, 2019 compared to a net loss of $7.1 million, or $0.72 per basic and diluted share for the quarter ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. As of June 30, 2019, we had an accumulated deficit of $95.1 million. We had net losses of $16.6 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively. We had net losses of $10.8 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Upon achievement of the milestones set forth in our purchase agreement, we will be required to make milestone payments to participating Pelican shareholders, which include a $2.0 million upon first patient dosing in our first Phase 1 clinical trial of PTX-35 for an oncology indication.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Although we currently have sufficient funds to complete our current Phase 2 clinical trial, as currently planned, and expect that we will have sufficient funds to fund our operations into the third quarter of 2020, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we intend to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures considering our cash requirements in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2019, we had approximately $19.5 million in cash and cash equivalents and short-term investments which we believe is sufficient to fund our operations for one year from date of this filing. Our research and development activities are conducted under our prudent cash management policies. To effectively manage our cash resources and determine allocations of cash among our development programs, we rank our development programs based upon, among other things, progress in clinical development. We place a higher level of priority on our programs that are further in clinical development. These rankings could result in a reduction, delay, or elimination of certain of our research and development programs and are subject to change based upon future events.  Our current top priority is the completion of our Phase 2 clinical trial investigating HS-110 in combination with various checkpoint inhibitors in patients with advanced non-small cell lung cancer (NSCLC) as this program is furthest along in clinical development.  Our next current highest priority is our CPRIT-funded PTX-35 program, for which we are preparing an IND submission to the FDA. Finally, our HS-130 program, for which we recently received FDA clearance of an IND application for a Phase 1 trial is our next current priority. We place a lower level of priority on our programs that are further from clinical development.

Cash Flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is primarily due to timing of payments to vendors. The 2018 period included an increase in prepaid expense of $2.0 million, primarily for manufacturing development supplies and services.

Investing activities.  We used $0.1 million of cash in investing activities in the six months ended June 30, 2019 for lower levels of spending on lab equipment and for the purchase of short-term investments. We used $0.5 million of cash in investing activities in the six months ended June 30, 2018 related to the purchase of property and equipment, as we established our San Antonio facilities per the CPRIT grant.

Financing activities.  There were no significant cash inflows from financing activities in the six months ended June 30, 2019. The source of $27.1 million of cash in the six months ended June 30, 2018 was public offerings of stock, proceeds from the exercise of warrants and the issuance of common stock through an at-the-market Common Stock Sales Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC., net of related stock issuance costs.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the B. Riley FBR, Inc. At Market Issuance Sales Agreement, or FBR Sales Agreement) or debt and other sources. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement especially in light of the fact that we are currently limited by our authorized number of shares of common stock and the rules of the SEC as to the number of shares of common stock that we can sell pursuant to the FBR Sales Agreement due to the market value of our common stock held by non-affiliates. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan, including accessing the CPRIT Grant. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019 our Chief Executive Officer and Vice President of Finance concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, we had an accumulated deficit of $95.1 million. We had net losses of $16.6 million and $12.4 million for the years ended December 31, 2018 and 2017, respectively. We had net losses of $10.8 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively. We expect to continue to incur operating losses until such time, if ever, as we can achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the six months ended June 30, 2019, our operating activities used net cash of approximately $8.2 million and as of June 30, 2019, our cash and cash equivalents and short-term investments were approximately $19.5 million. During the years ended December 31, 2018 and 2017, our operating activities used net cash of approximately $21.7 and $6.4 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents and short-term investments will allow us to continue the enrollment of additional patients in the Phase 2 clinical trial for HS-110; however, if the trial design or size were to change, we may need to raise money earlier than anticipated.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by the number of authorized shares of common stock and various rules of the SEC and the NASDAQ Capital Market that place limits on the number and dollar amount of securities that we may sell. There can be no assurance that we will be able to obtain shareholder approval to increase our number of authorized shares or to meet the requirements for use of at-market-issuance agreements, especially since that we are subject to the smaller reporting company requirements, or to complete any such transactions on acceptable terms or otherwise. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the NASDAQ Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the NASDAQ Capital Market. If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, the NASDAQ Capital Market may take steps to de-list our common stock. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. On June 21, 2019, we received written notice from the Listing Qualifications Department of NASDAQ Stock Market LLC (“NASDAQ”) notifying us that for the preceding 30 consecutive business days (May 9, 2019 through June 20, 2019), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by NASDAQ Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock which will continue to trade on the NASDAQ Capital Market under the symbol “HTBX”. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until December 18, 2019, to regain compliance with NASDAQ Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case NASDAQ will notify us of our compliance and the matter will be closed.  If, however, we do not achieve compliance with the Minimum Bid Price Requirement by December 18, 2019, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify NASDAQ in writing of our intention to cure the deficiency during the second compliance period.  No assurance can be given that we will be able to satisfy our continued listing requirements and maintain the listing of our common stock on the NASDAQ Capital Market.  We intend to attempt to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any action that requires stockholder approval will be approved by our stockholders or that any action taken by us would result in our common stock meeting the NASDAQ listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

HEAT BIOLOGICS, INC.

Date: August 14, 2019	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Robert J. Jakobs
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

10.1	Attachment to CPRIT Contract (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))
10.2

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