Form 10-K
period 2019-12-31
HEAT BIOLOGICS, INC.
filed 2020-03-30
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001‑35994

HEAT BIOLOGICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26‑2844103
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

627 Davis Drive, Suite 400
Morrisville, NC	27560
(Address of Principal Executive Offices)	(Zip Code)

(919) 240‑7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0002 par value per share	HTBX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ☑

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ◻

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ◻  No ☑

As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23,393,203 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 23, 2020, the issuer had 79,384,021 shares of common stock outstanding.

Documents incorporated by reference: None.

HEAT BIOLOGICS, INC.

FORM 10‑K

PART I

Forward-Looking Statements

This Annual Report on Form 10‑K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report in some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

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

Item 1.       Business

Overview

We are a biopharmaceutical company engaged in the development of immunotherapies, vaccines and diagnostics. Our gp96 platform is designed to activate the immune system. This platform has broad applications in cancer and infectious disease. Our T-cell Activation Platform (TCAP), leverages gp96’s role as a natural molecular warning system to secrete cancer antigens. TCAP includes two variations for intradermal administration, Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). HS-110 (viagenpumatucel-L) is our first allogeneic (“off-the-shelf”) cell line biologic product candidate in a series of proprietary ImPACT® based immunotherapies designed to stimulate a patient’s own T-cells to destroy cancer. HS-130 is an allogeneic cell line engineered to express the extracellular domain of OX40 ligand fusion protein (OX40L-Fc), a key costimulator of T-cells, with the potential to augment antigen-specific CD8+ T-cell response. We have initiated development of a new COVID-19 vaccine program that utilizes the gp96 platform to secrete SARS-CoV-2 antigens. In parallel, we are working with the University of Miami, to develop a COVID-19 point-of-care diagnostic test designed to utilize a simple pharyngeal throat swab to deliver on-the-spot results on a paper strip in under 30 minutes. Our subsidiary Pelican Therapeutics, Inc., is developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting TNFRSF25 for systemic administration. These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed recruiting patients in our Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial, have dosed our first patient in our first Phase 1 clinical trial of HS-130 and anticipate clearance by the U.S. Food & Drug Administration (FDA) of an IND for our PTX-35 program in the second quarter of 2020. We are also providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

About TCAP

In July 2019, we completed patient enrollment in our Phase 2 clinical trial for HS-110 in advanced NSCLC, that administered HS-110 in combination with either Bristol-Myers Squibb’s anti-PD1 checkpoint inhibitor nivolumab (Opdivo®) or more recently, Merck & Co., Inc.’s (Merck’s) anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). We also announced interim results of this study in November 2019. Promising clinical activity was observed in our Phase 2 trial in NSCLC patients whose disease has progressed after prior treatment with a checkpoint inhibitor (CPI).

Our T-cell Activation Platform (TCAP), which includes a variation of two TCAPs, ImPACT ® and ComPACT ™, is designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology regimen to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

We believe this is a highly differentiated approach as our platform delivers a broad range of tumor antigens that are previously unrecognized by the patient’s immune system. TCAP combines these tumor antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens. Our TCAP product candidates are non-replicating, “off-the-shelf”, allogenic cell-based therapies that are locally administered into the skin. The treatment primes local natural immune recognition to activate T-cells to seek and destroy the cancer cells throughout the body. These TCAP agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through T-cell activation.

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

About ImPACT®

Our ImPACT® platform is an allogenic cell-based, T-cell-stimulating platform that functions as an immune activator to stimulate and expand T-cells. The key component of this innovative immunotherapy platform is the dual functionality of the heat shock protein, gp96.

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. When a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein, or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context, gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate professional antigen presenting cells (APCs), such as dendritic cells that upregulate T-cell costimulatory ligands, major histocompatibility (MHC) molecules and immune activating cytokines. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for our T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

About ComPACT®

ComPACT™, our second TCAP, is a dual-acting immunotherapy designed to deliver antigen-driven T-cell activation and specific co-stimulation in a single product. ComPACT™ is designed to help unlock the body’s natural defenses and builds upon ImPACT ® by providing specific co-stimulation to enhance T-cell activation and expansion. This technology has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products. The potential advantages of ComPACT™ include: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) serving as a booster to expand the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective in the body after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally and the draining lymph nodes, which drive targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) a potential paradigm shift that is designed to simplify combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

About COVID-19 Vaccine

Besides its utility in oncology, our gp96 platform also activates the human immune system to combat infectious diseases. Our collaborators have laid a good foundation on engineering different pathogenic antigens into our platform. Previous preclinical studies using gp96 platform includes SIV/HIV, malaria and Zika. We initiated a COVID-19 vaccine program in collaboration with the University of Miami in March 2020.

About COVID-19 Diagnostic Test

In March 2020, the Company initiated a new program, in collaboration with the University of Miami, to develop a point-of-care, rapid COVID-19 diagnostic test designed to utilize a simple pharyngeal throat swab to deliver on-the-spot results on a paper strip in under 30 minutes, and can be deployed in different settings without laboratory equipment. Unlike tests that detect antibodies (IgG and IgM method), which can take weeks to manifest, our test is being developed to utilize molecular recognition and amplification of the target virus. This point-of-care diagnostic test is being designed to address many of the challenges facing existing tests, including time to readout and cost.

About PTX-35

Pelican Therapeutics, Inc. (“Pelican”), our majority owned subsidiary, is a biotechnology company focused on the development of biologic based therapies designed to activate the immune system.

Pelican is currently developing an agonist mAb, PTX-35, against a T-cell costimulatory receptor, TNFRSF25. PTX-35 has completed IND-enabling activities in preparation for a first-in-human (FIH) trial for an oncology indication. PTX-35 is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with ImPACT ® and ComPACT ™ platform immunotherapies, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches, including PTX-45, a human TL1A-lg like fusion protein designed as a shorter half-life agonist of TNFRSF25.

Product Candidates in Development

The following table summarizes the product candidates for which we are engaged in development activities.

Clinical Pipeline

HS‑110 (viagenpumatucel-L) – Non-Small Cell Lung Cancer (NSCLC)

Using our licensed ImPACT® platform technology, we developed the product candidate, HS‑110 (viagenpumatucel-L) as a potential treatment for patients with advanced non-small cell lung cancer. HS‑110 is our first lead biologic product candidate designed to stimulate a patient’s own T-cells to attack tumor cells. HS‑110 is made of a lung adenocarcinoma cancer cell line that has been genetically modified to secrete a wide range of cancer-associated antigens bound to gp96 proteins, thereby activating a broad, T-cell medicated immune response against a patient’s cancer.

We are currently conducting a Phase 2 trial of HS‑110, in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD‑1 checkpoint inhibitor or more recently, Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), to treat patients with advanced NSCLC. The multicenter clinical trial evaluates the safety and efficacy of HS‑110 in combination with nivolumab in a second line or greater setting, or with pembrolizumab in the front-line maintenance setting. Promising interim results suggest that HS‑110 plays an integral role in tumor reduction and may enhance clinical benefit in patients receiving checkpoint inhibitors therapies. Primary and secondary trial endpoints include safety and tolerability, objective response rate, duration of response, and progression-free and overall survival. The trial has completed enrollment with a total of 122 patients.

HS‑130

We have initiated clinical development of HS‑130 for the treatment of advanced solid tumors. This product is designed to test our ComPACT™ technology approach. HS-130 intradermal delivers T-cell co-stimulatory fusion protein (OX40L). We have completed preclinical characterization and manufacturing activities for this product candidate.

Our first-in-human study is a dose-escalation study evaluating escalating doses of HS-130 in combination with HS-110 in up to 30 patients. The primary endpoints are to evaluate patient safety and to determine the optimal dose for a subsequent Phase 2 trial.

Preclinical Pipeline

COVID-19 Vaccine

Our wholly-owned subsidiary, Zolovax, Inc. (“Zolovax”), is focused on developing preventative medicines such as vaccines for infectious diseases based on our gp96 platform. Our collaborators have laid a good foundation on engineering different pathogenic antigens into our platform. Previous preclinical animal studies conducted includes simian immunodeficiency virus, malaria and Zika. We have initiated development of a COVID-19 vaccine program in collaboration with the University of Miami in March 2020. We utilize our proprietary gp96 platform to engineer multiple protein regions of the virus to activate the human immune system to combat COVID-19. Such design has the potential of generating long-term immune responses and may confer immunity to different coronaviruses.

 PTX‑35

Pelican Therapeutics, our subsidiary, is focused on the development of monoclonal antibody and fusion-protein based therapies designed to activate antigen experienced T-cell subsets of the immune system. Pelican’s lead product PTX-35 is currently in preclinical studies. This is a humanized, affinity matured, monoclonal antibody that serves as a functional agonist of human tumor necrosis factor receptor superfamily member 25 (TNFRSF25), also known as death receptor 3 (DR3). This antibody stimulates antigen experienced ‘memory’ CD8+ cytotoxic T-cells with high specificity and potency. These cells are instrumental in destruction of tumor cells. Prior to our acquisition of 80% of Pelican in 2017, Pelican completed (1) humanization and affinity maturation of PTX‑35; (2) PTX‑35 epitope mapping or mapping of the binding site on the TNFRSF25 that is recognized by PTX‑35; and (3) stability/development studies of PTX‑35. We have begun manufacturing activities for this product candidate.

Preclinical studies with the murine precursor of PTX‑35 shows advantages over competing T-cell co-stimulator programs based on the expansion of tumor antigens specific CD8+ T-cells. We plan to begin our first clinical study of PTX-35 by the third quarter of 2020.

 PTX‑45

PTX‑45 (next generation improvements over PTX‑35) is a human fusion protein that acts as an agonist of TNFRSF25 signaling with many of the advantages of PTX‑35 described above with increased potency and a shorter in vivo half-life. We have continued preclinical candidate selection activities for PTX‑45.

Additional Indications

We continue to evaluate additional indications for the ImPACT® and ComPACT™ platform technologies, along with the PTX‑35 and PTX‑45 compounds. Specifically, using ComPACT™, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy with similar cancer associated antigen overlap in multiple solid tumors (HS‑130). Our decision to further pursue any product candidates, or any additional product candidates, will be based in part upon available funding and partnering opportunities.

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

Our wholly-owned subsidiary, Zolovax, Inc. (“Zolovax”), is in preclinical studies to develop therapeutic and preventative medicines to treat infectious diseases based on our gp96 therapeutic technology, with a current focus on the development of a vaccine and diagnostic to target the SARS-CoV-2 coronavirus that causes COVID-19.

COVID-19 Diagnostic Development

We announced a research agreement with the University of Miami on March 23, 2020 to develop a simple, rapid, point-of-care and inexpensive paper-based test specific for 2019-nCoV. This is a non-PCR based rapid diagnostic test that utilizes a combination of reverse transcription recombinase polymerase amplification (RT-RPA) and a paper-based microfluidic analytical detection platform. This eliminates the need for high cost instrument and reagents used in PCR testing.

Recent Clinical Developments

In January 2019, we dosed our first patient in a Phase 2 clinical trial investigating HS-110 in combination with Merck’s anti-PD1 checkpoint inhibitor, KEYTRUDA® (pembrolizumab), in patients with advanced non-small cell lung cancer (NSCLC).

In February 2019, we announced updated interim results from our ongoing Phase 2 study of HS-110 in patients with advanced NSCLC. The results were presented at the 2019 ASCO-SITC Clinical Immuno-Oncology Symposium. Preliminary data suggests the addition of HS-110 to Nivolumab may restore responsiveness to treatment after tumor progression on prior checkpoint inhibitor therapy; equal survival was observed in patients with low CD8+ "cold" tumor at baseline compared to high CD8+ patients; and the occurrence of injection site reactions correlated with improved overall survival.

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

In July 2019, we announced we completed patient enrollment in our Phase 2 study investigating HS-110 in combination with Bristol-Myers Squibb's anti-PD-1 checkpoint inhibitor, nivolumab (Opdivo®) or Merck's pembrolizumab (Keytruda®). The trial has completed enrollment with a total of 120 patients.

In August 2019, we announced that the FDA cleared the company’s Investigational New Drug (IND) application to initiate a Phase 1 clinical trial of HS-130, in combination with HS-110, for patients with advanced solid tumors refractory to standard of care.

On November 5, 2019, an abstract titled “Treating Advanced Non-Small Lung Cancer Patients after Checkpoint Inhibitor Treatment Failure with a Novel Combination of Viagenpumatucel-L (HS-110) plus Nivolumab” which had been submitted by us to The Society for Immunotherapy of Cancer’s (SITC) in connection with its 34th Annual Meeting was published by SITC. The data presented was obtained from an ongoing phase 2 study of previously treated non-small lung cancer patients (NSCLC) of HS-110 in combination with nivolumab (Cohort B). Patients in this cohort have progressed after ≥ 4 months of prior treatment with a checkpoint inhibitor. The study evaluates whether the addition of HS-110 to nivolumab may restore responsiveness to treatment after tumor progression on prior checkpoint inhibitor therapy. Cohort B data presented below is based on 56 patients in the intent-to-treat (ITT) population at the time of data cut-off:

•	Response rate by RECIST 1.1
o	Partial response (PR) in 7 patients (13%)
o	Stable disease (SD) in 26 patients (46%)
o	Disease control rate (DCR) was (59%)

•	Median overall survival (OS) was estimated at 11.8 months (95% CI; 6.6 – not reached months) with 39 of the 56 patients censored (70% of patients still alive).

•	Median progression free survival (mPFS) was estimated at 3.2 months (95% CI; 1.9 - 4.0 months) with 17 patients censored.

•	Subset analysis based on Injection Site Reaction (ISR):
o	Patients who experienced an ISR versus those who did not experience ISR:
▪	Improved PFS (3.7 vs 1.8 months; HR 0.40, p =0.0068)
▪	Improved OS (12 vs 5 months; HR 0.16, p=0.0005)

•	Combination of HS-110 and nivolumab was well tolerated by patients.
o	92% of adverse events (AEs) were mild (Grade 1 or 2).
o	There were only four grade 4 events, and no grade 5 AEs.

On November 19, 2019, members of our management team and certain clinical investigators in our ongoing Phase 2 study (Cohort A) of HS-110 in combination with Bristol-Myers Squibb's anti-PD-1 checkpoint inhibitor, nivolumab (Opdivo®) presented a poster at the American Association for Cancer Research Special Conference on Tumor Immunology and Immunotherapy held in Boston, Massachusetts. Cohort A data presented below is based on the intent-to-treat (ITT) population at the time of data cut-off:

•	Median Overall Survival of 16.9 months (50% of patients still alive with median follow up of 17 months)
o	Median overall survival of ISR positive patients was 42.1 months (95% CI; 15.8 – 42.1) vs. an ISR negative mOS of 5.9 months (95% CI; 1.4 – 11.6) (Hazard Ratio = 0.14, p <0.0001)
o	A prospectively defined analysis of PD-L1 negative vs. PD-L1 positive showed a difference in mOS of 16.9 months (95% CI; 5.5 - unk) to 42.1 months (95% CI; 1.6 - 42.1), respectively

•	Objective Response Rate by iRECIST of 22% and DCR of 48%

•	Tumor shrinkage in 46% of patients

•	Patients who achieved stable disease or better showed statistically significant decreases in peripheral blood T cell subsets from baseline while on combination treatment

On December 16, 2019, we announced the dosing of the first patient in our first Phase 1 study of HS-130.

On March 2, 2020, we filed a provisional patent application that applies our immune system activating technology for treating or preventing infection with the SARS-CoV-2 virus that causes coronavirus disease 2019 (COVID-19). An additional provisional patent application utilizing OX40L in combination with our gp96 platform for treating or preventing COVID-19 was also filed on March 2, 2020.

On March 3, 2020, we issued a press release announcing that we have formally launched a program to develop a vaccine using our immune activating gp96 vaccine platform for treating or preventing infection from the SARS-CoV-2 coronavirus that causes COVID-19.

On March 4, 2020, we entered into a collaboration with the University of Miami Miller School of Medicine to support the development of a vaccine leveraging our gp96 therapeutic technology designed to target the SARS-CoV-2 coronavirus that causes COVID-19

On March 20, 2020, we entered into a collaboration with the University of Miami to support the development of COVID-19 diagnostics.

The Oncology Market and Current Treatments

The American Cancer Society estimates that approximately 1.8 million people in the United States will be diagnosed with cancer in 2020. The lifetime probability of being diagnosed with cancer is approximately 50% for men and 50% for women. It is projected that 606,520 Americans will die from cancer in 2020.

Lung cancer is the second-most commonly diagnosed cancer in the U.S. The American Cancer Society estimates that there will be approximately 228,820 new cases of lung cancer in the United States diagnosed in 2020, accounting for about 13% of all cancer diagnosis. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for lung cancer patients is 16% for men and 23% for women. Only 16% of lung cancers are diagnosed at a localized stage, for which the five-year survival is 57%. The American Cancer Society estimates that one in four deaths in the United States is due to cancer.

COVID-19

COVID-19 is a disease caused by a new kind of coronavirus (SARS-CoV-2) that first emerged in December 2019. The COVID-19 global pandemic affecting currently growing aggressively. 164 countries/regions around the world are affected, with a total of 266,115 confirmed cases with 11,153 deaths as of March 20, 2020 according to Johns Hopkins University of Medicine. Its economic impact is already more severe than SARS or MERS according to World Economic Forum. There is currently no treatment or vaccine for COVID-19.

 2019 Financial Developments

•	In November 2019, our CPRIT Grant, initially covering a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2020.

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

PTX‑35/PTX‑45 Advantages

The advantages include:

•

Pelican provides access to a T-cell co-stimulator in two versions that further broadens our pipeline and strengthens our portfolio within the emerging T-cell co-stimulation space. We believe the use of these therapeutic agents, in combination with other immunotherapies, have the potential to be synergistic with our TCAP to dramatically improve patient outcomes.

•

Pelican is the only company with a disclosed preclinical pipeline targeting the T-cell co-stimulator, TNFRSF25. We believe PTX‑35 can activate antigen-specific memory CD8+ cytotoxic T-cells that has the potential to eliminate patient’s tumor cells. This approach is designed to harness the body’s natural antigen specific immune activation and tolerance mechanisms to reprogram and expand antigen experienced immunity, to support a long-term, durable therapeutic effect. When combined with immunotherapies, including the ImPACT® and ComPACT™ platform technologies, PTX‑35 enhances antigen specific T-cell activation to eliminate tumor cells.

•	Preclinical studies with the murine precursor to PTX‑35 show advantages over competing T-cell co-stimulator programs based on CD8+ T-cell specificity.
•	PTX‑45 is a human TL1A-Ig fusion protein that acts as an agonist of TNFRSF25 with many of the advantages of PTX‑35 described above and a shorter in vivo half-life.

COVID-19 Vaccine Advantages

This is a potential first-in-class COVID-19 vaccine designed to generate long-term immune responses and may confer immunity to different coronaviruses. Our COVID-19 vaccine program is incorporating multiple SARS-CoV-2 antigens using our gp96 platform. We are mimicking the natural immune process to induce long-term immunity and to confer protection for individuals against future infections. In contrast to other vaccine approaches, our platform offers the following advantages:

•	No anti-vector immunity given that we are not using a virus-based vector-system
•	No viral activation as we do not utilize any attenuated virus
•	Both T cells and B cells are activated with high immunogenicity to drive induction of mucosal immunity and long-term memory response

COVID-19 Diagnostic Advantages

The COVID-19 diagnostic test is a non-PCR based diagnostic test that utilizes a combination of reverse transcription recombinase polymerase amplification (RT-RPA) and a paper-based microfluidic analytical detection platform. This test targets to offer the following advantages compare to PCR-based diagnostics:

•	Point-of-care test

•	Rapid readout
•	Does not require expensive instrument for analytical detection
•	Cost-effective
•	Selective and sensitive

Strategy

Our objective is to become a leading biopharmaceutical company specializing in the development and commercialization of allogeneic, “off-the-shelf” immunotherapies. ImPACT® and ComPACT™ are designed to address synergistic mechanisms of action: natural delivery of a robust repertoire of cancer associated antigens (CTAs) coupled with the activation, co-stimulation and expansion of cancer-specific killer T-cells to further enhance patients’ immune activity and immune memory. Pelican’s lead compound, PTX‑35, is a humanized affinity matured TNFRSF25 agonist antibody, and potential best-in-class T-cell co-stimulator due to its preferential antigen specific memory CD8+ T-cells that are considered most potent in eliminating cancer cells. Preclinical studies with systemically administered PTX‑35 show advantages over competing T-cell co-stimulator programs. In addition, Pelican is the only company with a disclosed program targeting TNFRSF25 for use in immuno-oncology, with a broad, pioneering intellectual property estate.

We believe future cancer immunotherapies will involve multiple agents and our platforms could work synergistically with therapies, such as checkpoint inhibitors, which are designed to reverse tumor-induced immune exhaustion and suppression. We are focused on discovering, developing, and applying the ImPACT® and ComPACT™ platform technologies, and our PTX‑35/PTX‑45 compounds in combination with other immunotherapies towards a number of disease indications. The key elements of our strategy are:

•

Develop and obtain regulatory approval for our product candidates. We have completed enrollment of the HS‑110 trial in combination with either nivolumab or pembrolizumab to treat patients with advanced NSCLC. Beyond NSCLC – depending upon funding and partnering opportunities – we plan to initiate new clinical trials of combined immunotherapy agents.

•

Maximize commercial opportunity for the ImPACT®  and ComPACT™  technology, as well as our PTX‑35 and PTX‑45 compounds. Our current product candidates target large markets with significant unmet medical needs. For each of our product candidates, we seek to maximize the economic potential of any future U.S. or international commercialization efforts.

•

Enhance our partnering efforts. We are continually exploring partnerships for licensing and other collaborative relationships for Heat and Pelican and remain opportunistic in seeking strategic partnerships that maximize Heat’s economic potential.

•

Further expand our broad patent portfolio. We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to six different patent families directed to therapeutic compositions and methods related to our platform and preclinical development programs for cancer, and have filed additional patent applications that are owned by us. The ImPACT®/ComPACT™ patent portfolio comprise more than 20 granted patents and 25 pending patent applications. These patents and applications cover the United States, Europe, and Japan, as well as several other countries having commercially significant markets. In total, Pelican holds approximately 45 granted U.S. and foreign patents and approximately 30 U.S. and foreign patents are pending.

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
•

Obtain additional non-dilutive grant funding in addition to Pelican’s $15.2 million CPRIT Grant. To more fully develop our technologies and compounds, and their application to a variety of human diseases, we plan to continue to seek and access external sources of grant funding on our own behalf and in conjunction with our academic and other partners, including retention of lobbyists, to support the development of our pipeline programs. While we intend to work with our academic partners to secure additional grant funding, these partners have no obligation to work with us to secure such funding. We also intend to continue to evaluate opportunities and, as appropriate, acquire or license technologies that meet our business objectives.

Pelican Acquisition

On April 28, 2017, we consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became our majority owned subsidiary as contemplated by the Stock Purchase Agreement (the “Purchase Agreement”) that we entered into with Pelican, and certain stockholders of Pelican holding a majority of the outstanding shares.

Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, we paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million minus certain liabilities (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 133,106 shares of our restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Pelican Stockholders that sold their shares in Pelican to us (the “Participating pelican Stockholders”) included Jeffrey Wolf, our Chief Executive Officer and a director, John Monahan and Edward Smith, two of our directors, the Chairman of our Scientific Advisory Committee at the time of the closing and/or entities controlled by them. During the year ended December 31, 2018, the Cash Consideration of approximately $0.3 million was distributed to the Participating Pelican Stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was retained by us and recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss.

Under the Purchase Agreement, we are also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income:

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

Pelican has been awarded $15.2 million to fund preclinical and some clinical activities from Cancer Prevention Institute of Texas (CPRIT) grant (the “CPRIT Grant”). The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT, which totals $7.6 million over the life of the project.

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

In October 2018, we entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of Pelican stock, of which it owned 5% equity on a fully diluted basis for a certain number of shares along with UM shares in Heat Biologics I, Inc., of which it owned 7.5% equity (together herein the “Subsidiary Shares”) for 35,000 shares of Heat Biologics, Inc. common stock, $0.0002 par value; resulting in Heat owning 85% of Pelican and 100% of its subsidiary Heat Biologics I.

CPRIT Grant

In May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX‑35. The CPRIT Grant is expected to allow Pelican to develop PTX‑35 through a 70‑patient Phase 1 clinical program. The Phase 1 clinical program will be designed to evaluate PTX‑35 in combination with other immunotherapies. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the life of the project.

As of December 31, 2019, CPRIT has provided $13.7 million of the total $15.2 million grant. The remaining $1.5 million will be awarded after we have fulfilled every requirement of the grant and the grant has been approved to be finalized, rather than in advance of expending the funds as in the prior grant years. As of December 31, 2019, we have provided approximately $5.2 million which was used to satisfy Pelican’s matching fund obligation under the first three years of the CPRIT Grant. Approximately $2.4 million is remaining to provide in the fourth year of the CPRIT grant.

The CPRIT Grant, as is customary for all CPRIT awards, contains a requirement that Pelican pay CPRIT a royalty on sales of commercial products developed using CPRIT funds equal to between three and five percent of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. After 400% of the grant award proceeds has been paid, Pelican will pay CPRIT a royalty of 0.5% in perpetuity. After the CPRIT Grant terminates, Pelican is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Pelican’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and Pelican’s obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect of our CPRIT project take place in Texas, survive the termination of the agreement. In addition, if Pelican relocates its principal place of business outside of Texas within the three year period after the date of final payment of grant funds (which final payment has not yet occurred), we are required to repay to CPRIT all grant funds received. Pelican expects to have received and expended all of the grant award proceeds by the agreement termination date.

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

The Heat and Pelican programs are supported by growing patent estates that are comprised of intellectual property owned by Heat or Pelican, or exclusively licensed from UM. ImPACT®,  ComPACT™, PTX‑45 (next generation improvements over PTX‑15), and PTX‑35 are protected by issued patents and various pending patent applications. In total, Heat holds approximately 20 granted U.S. and foreign patents and approximately 25 U.S. and foreign patents pending. In total, Pelican holds approximately 45 granted U.S. and foreign patents and approximately 30 U.S. and foreign patents are pending.

Heat’s ImPACT® coverage is found in: the “Allogeneic Cancer –Based Immunotherapy” patent family patented in the US (US Patent Nos. 8,475,785 and 9,238,064), Europe, Israel, Australia and Canada and the “Heat Shock Protein GP96 Vaccination and Methods of Using Same” patent family, which is granted in the US (US Patent No. 8,968,720). Both of these patent families are subject to exclusive license agreements with UM and provide protection to 2029 (not including any patent term adjustments or extensions). Various recently filed provisional and international (PCT) patent applications assigned to Heat and relating to ImPACT® are also pending.

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

Pelican’s PTX‑45 (next generation improvements over PTX‑15) and PTX‑35 coverage stems from three exclusive license agreements with UM (i.e. “UM03‑31 UM05‑39” of July 11, 2008; “UMI176” of December 12, 2010; and “UM‑143 UMN‑106” of November 19, 2013). Patents are granted or pending in the U.S. and various foreign jurisdictions (such as Europe, Japan, China, Canada, Australia, Mexico, Korea, Israel, Singapore, and Hong Kong). US Patent No. 9,603,925, with term to 2034 (not including any patent term adjustments or extensions), covers PTX‑45 compositions in combination with additional therapies. US Patent No. 9,499,627, with term to 2030 (not including any patent term adjustments or extensions), covers PTX‑45 uses in therapies to delay transplant rejections. US Patent No. 9,839,670, with term to 2026 (not including any patent term adjustments or extensions), covers PTX‑35 compositions in combination with a tumor antigen. US Patent No. 9,017,679 with term to 2026 (not including any patent term adjustments or extensions), covers methods of using PTX‑35, among other things. Recent patent applications assigned to Pelican are intended to provide further compositional coverage for PTX‑35. US Patent Nos. 9,982,057 and 10,005,843 provide composition of matter coverage for PTX‑35 and have term to 2035 (not including any patent term adjustments or extensions).

Heat’s COVID-19 (2019-nCoV virus) efforts are supported by three patent applications. The Company co-owns two provisional patent applications, with University of Miami, on a vaccine approach and is the optionee to a US non-provisional application owned by the University of Miami on a point-of-care diagnostic test.

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

The “Allogeneic Cancer-Based Immunotherapy” patent family is licensed to Heat Biologics I, Inc. pursuant to the terms of an exclusive license agreement that was entered into with UM in February 2011 and the “Heat Shock Protein GP96 Vaccination and Methods of Using Same” patent family is licensed to Heat Biologics 1, Inc. pursuant to the terms of an exclusive license agreement that was also entered into with UM in February 2011. No upfront, annual or milestone payments are required to be paid to the University under either of these license agreements. The license agreements grant Heat Biologics I, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights.

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

In October 2016, our wholly-owned subsidiary, Zolovax, Inc., entered into an agreement with UM for the license and development of a portfolio of patents leveraging its gp96 platform to target the Zika virus and other infectious diseases. The preclinical studies using the licensed technology have been initiated and are progressing. The term of the license is the length of the last to expire patent, unless terminated earlier. The license agreement grants Zolovax, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights. As consideration for the rights granted in this license agreement, the licensee paid an upfront fee, is obligated to pay annual payments commencing on the third anniversary of the license agreement and royalties equal to a percentage (in the low-to-mid single digits) of net sales of products covered by the patent-related rights in the respective license agreements. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Zolovax, Inc. is obligated to pay royalties to UM equal to a percentage of sublicense income. The license agreement provides for diligence milestones payments of up to an aggregate of $1,450,000 that include pre-IND meeting with the FDA, IND submission to the FDA and dosing first patient in a Phase 1 clinical trial. The license agreement also provides that the licensee will not have to pay more than the above-noted royalty rates if more than one license from UM is required to sell products covered by the licensed patent-related rights. The license agreement provides that the licensor has the right to terminate a subject license if the licensee has engaged in certain bankruptcy events or has breached the terms of the license agreement which includes having (i) failed to make a required payment; (ii) failed to achieve a milestone or not otherwise exercised diligence to bring licensed products to market; (iii) failed to possess insurance coverage, or (iv) filed a false report. Upon an uncured material breach of an obligation that remains uncured for 30 days’ after notice thereof, the other party has the right to terminate that agreement. In March 2020, we entered into a research agreement with UM pursuant to which we sponsor the research and development of COVID-19 vaccine using our gp96 platform and a research agreement with UM for the development of a COVID-19 diagnostic test.

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

Pelican License Agreements

Under license agreements with UM, Pelican has obtained exclusive rights to six different patent families each directed to therapeutic compositions and methods related to targeting TNFRSF25/TL1A for the purpose of modulating immune responses. These families comprise approximately 45 granted U.S. and foreign patents, and approximately 30 U.S. and foreign patent applications. These patents and applications cover the United States, Europe and Japan as well as several other countries having commercially significant markets. As partial consideration for the initial two license agreements with UM, Pelican issued UM 300,000 shares of its common stock of which UM transferred to Heat in exchange for shares of our common stock in October 2018.

As consideration for the rights granted under the initial license agreement, UM-143 and UMN-106 non-oncology, Pelican is obligated to pay UM certain upfront license fees and milestone payments of ((i) $25,000 upon submission of an IND, (ii) $25,000 upon approval of an IND, (iii) $100,000 upon completion of a Phase 1 clinical trial and (iv) $250,000 the earlier of May 2022 or approval of a NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above.

As consideration for the rights granted under the second license agreement, UMI-176 non-oncology, Pelican is obligated to pay UM certain upfront license fees, and aggregate milestone payments of (i) $25,000 upon submission of an NDA, (ii) $25,000 upon approval of a NDA; (iii) $100,000 upon completion of Phase 1 clinical trial and (iv) $500,000 the earlier of May 2022 or approval of an NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above.

As consideration for the rights granted in the third license agreement, UM03-31 and UM05-39, Pelican is obligated to pay UM certain upfront license fees, past and future patent costs, an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above. The third license agreement with UM provides that in the event that Pelican terminates its second license agreement with UM, Pelican is obligated to pay UM an annual minimum royalty payment of $20,000 for each year after 2014 during the term of the third license agreement as well as the following milestone payments: (i) $25,000 upon submission of an IND; (ii) $25,000 upon approval of a NDA; (iii) $100,000 upon completion of a Phase 1 clinical trial; and (iv) $250,000 the earlier of May 31, 2022 or approval of a NDA. The royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Pelican is obligated to pay royalties to UM equal to a percentage of sublicense income. The third license agreement also provides that Pelican will not have to pay more than above royalty rates and sublicense fees if more than one license from UM is required to sell products covered by the licensed patent-related rights.

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

We utilized an external vendor for manufacturing of HS‑110 used in our Phase 2 clinical trial and do not currently have a definitive agreement with any third-party vendors for the manufacture of additional quantities of HS-110.

The HS‑110 product used in the inventor’s Phase 1, and in our Phase 2 clinical trial was manufactured under cGMP (current good manufacturing practices). The TCAP cell line is grown in large quantities, dispensed into individual doses, frozen in liquid nitrogen, irradiated to render cell replication incompetent and quality tested in compliance with FDA guidelines. The product is irradiated, which is a commonly used attenuation process that eliminates the ability of the gp96‑Ig-containing cell lines to replicate but allows them to remain metabolically active and secrete gp96‑Ig. The batches of frozen, irradiated drug product are stable for long periods of time and are thawed immediately prior to administration to patients

Heat has also begun development of an additional product, HS‑130, for treatment of select solid tumors. This product will utilize our ComPACT™ technology concept, which is designed to deliver the gp96 heat shock (HS-110) protein and a T-cell co-stimulatory fusion protein (OX40L) in HS-130. We have completed the cGMP manufacturing and nonclinical IND enabling activities to support the clinical development of this product. This product is currently being used in a Phase 1 clinical trial.

Pelican is focused on the development of monoclonal antibody and fusion-protein based therapies designed to activate specific T-cell subsets of the immune system. We have utilized an external vendor for development of PTX‑35, a humanized affinity matured monoclonal antibody that is a functional agonist of human TNFRSF25. This antibody provides highly selective and potent stimulation of ‘memory’ CD8+ cytotoxic T-cells. This is a subset of the class of T-cell that is responsible for eliminating tumor cells in patients. Pelican is in the process of completing the required product development and nonclinical IND enabling activities to support the clinical development of PTX-35.

Competition

The pharmaceutical, biologics and the diagnostic industry is highly competitive and characterized by a number of established large companies, and mid-sized companies, as well as smaller companies like ours. If our competitors’ market products that are less expensive, safer or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. As a biotechnology company with cancer immunotherapy agents as lead product candidates, we compete with a broad range of companies. At the highest level, cancer immunotherapy can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, radiotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, NewLink Genetics Corporation, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

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

The primary treatments for non-small cell lung cancer are surgery, radiation, chemotherapy, checkpoint inhibitors, targeted therapies and various combinations of each of these treatments. A large number of patients, particularly with advanced disease, are refractory to these treatments and are subsequently treated with a number of emerging biologic agents, including immunotherapy. Some examples of therapies commonly attempted with stage IIIB/IV NSCLC patients include: Opdivo® (nivolumab), Keytruda® (pembrolizumab), Alimta® (pemetrexed), Avastin® (bevacizumab), Tarceva® (erlotinib), Gemzar® (gemcitabine), Paraplatin®  (carboplatin), Taxol® (paclitaxel), Taxotere® (docetaxel), and Navelbine®  (vinorelbine). It is unlikely that biologic agents will compete with more traditional therapies in the short-term, but many oncologists believe that such therapies will eventually become the mainstay of lung cancer therapy. None of these agents have proven particularly effective for stage IIIB/IV NSCLC patients, with the most effective therapies only increasing survival by a few months. As a result, we do not consider these agents to be direct competitors to HS‑110 because they are likely to be given either in sequence or in conjunction with some of the agents listed. Furthermore, many patients cannot tolerate many of the chemotherapeutics listed. Thus, we believe if HS‑110 has a positive safety profile (without observation of local or systemic toxicities, none of which have been seen to date), it is possible that HS‑110 would be preferred both by physicians and patients in this stage of disease.

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

A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30‑day period, the clinical trial proposed in the IND may begin.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2.5 million, and the manufacturer and/or sponsor under an approved new drug application are also subject to an annual program fee which is currently set at more than $325,000. These fees are typically increased annually.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ’off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

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

Cell and tissue-based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use. Products manufactured using the ImPACT® technology meet this threshold and therefore are considered biological drugs. Manufacture of ImPACT® products are subject to both cGTP and cGMP regulations for manufacturing quality. Marketing of these products in the United States will require FDA approval under the BLA pathway as discussed above.

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

Additionally, the intent standard under the anti-kickback statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act., as discussed below.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business. HIPAA, as amended by the HITECH Act, and their respective implementing regulations. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include health care providers, health plans, and healthcare clearinghouse, that create, receive, or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in specified circumstances, some of which are more stringent and many of which differ from each other in significant ways, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

Different pricing and reimbursement schemes exist in other countries. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. It is unclear how these challenges and other efforts to repeal and replace the ACA will impact our business in the future.

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

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical chemistry, manufacturing, clinical development and regulatory and quality assurance. Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Our cancer trials have been registered on clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development. Research and development expenses were $13.0 million and $16.2 million during the years ended December 31, 2019 and 2018, respectively.

Emerging Growth Company

As of January 1, 2019, we were no longer an emerging growth company under the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS ACT”).

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

Our Corporate Background and Information

We were incorporated under the laws of the State of Delaware on June 10, 2008. Our principal offices are located at 627 Davis Drive, Suite 400, Morrisville NC 27560. Our website address is www.heatbio.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating Committee. Our phone number is (919) 240‑7133 and our facsimile number is (919) 869-2128. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

References to Heat Biologics also include references to our subsidiaries Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax Inc., and Pelican, unless otherwise indicated. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. We formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012 and Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016, we formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96‑based vaccines targeting Zika, HIV, West Nile, dengue, yellow fever, and SARS-CoV-2. In June 2012, we divested our 92.5% interest in Pelican (formerly known as Heat Biologics II, Inc.). On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, we entered into an agreement with UM whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican, resulting in us owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. In November 2018, we formed two wholly-owned subsidiaries, Delphi Therapeutics, Inc. and Scorpion Biosciences, Inc. We assigned our proprietary rights related to the development and application of our ImPACT®  therapy platform to Heat Biologics I, Inc.

We are also a “smaller reporting company”, as defined in Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will cease to be a smaller reporting company if we have (i) more than $250 million in market value of our shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $700 million as of the last business day of our second fiscal quarter.

Employees

As of December 31, 2019, we had a total of 36 full-time employees. We believe our relationships with our employees are satisfactory. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

Item 1A.       Risk Factors

Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report on Form 10‑K as a result of different factors, including the risks we face described below.

Risks Relating to our Company

We have had limited operations to date.

We are a clinical stage company and have had limited operations to date as has our subsidiary, Pelican. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. To date, we have not generated any revenue from product sales and our only revenue to date has been grant revenue that Pelican has received from CPRIT and a small amount of revenue from a research funding agreement. Even if we generate revenue from product sales, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

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

While various members of our management and staff have prior significant experience in conducting cancer trials, our company, to date, has not successfully completed any late stage clinical trials and we have limited experience conducting and enrolling patients in clinical trials. Until the last few years, our operations, including the operations of Pelican, have been limited primarily to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking preclinical trials and preparing for our early clinical and preclinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2019 and 2018, we incurred a net loss of $20.4 million and $16.6 million, respectively. We have an accumulated deficit of $104.6 million through December 31, 2019. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the year ended December 31, 2019, our operating activities used net cash of approximately $12.8 million and as of December 31, 2019, our cash and cash equivalents and short-term investments were approximately $14.8 million. During the year ended December 31, 2018, our operating activities used net cash of approximately $21.7 million and as of December 31, 2018 our cash and cash equivalents and short-term investments were approximately $27.7 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2019, our accumulated deficit totaled $104.6 million and as of December 31, 2018, our accumulated deficit totaled $84.6 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. Despite cost-saving measures that we implemented, we expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We will need to raise additional capital to fund our future operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq Capital Market that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the Nasdaq Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Global health crises may adversely affect our planned operations.

Our business and the business of the supplier of our clinical product candidate and the suppliers of the standard of care drugs that are administered in combination with our clinical product candidate could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidate or the standard of care drugs that are administered in combination with our clinical product candidate. In addition, an outbreak near our clinical trial sites are located would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

Coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Our audited financial statements for the fiscal year ended December 31, 2019 and were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to its technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials, or obtain approval of our product candidates from the FDA and other regulatory authorities.

We are substantially dependent on the success of our product candidates, only two of which are currently being tested in clinical trials, and we cannot provide any assurance that any of our product candidates will be commercialized.

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidate, HS‑110, for which we are currently actively conducting a Phase 2 clinical trial. HS‑110 and HS-130 are our only current products in clinical trials. Our other product candidates are all at a pre-clinical stage. We expect that at least one Phase 3 clinical trial of HS‑110 will be required to gain approval by the FDA. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize our product candidates, which may never occur. Before commercializing this product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from any of our product candidates, and we may never be able to develop or commercialize a marketable drug.

If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price. During the year ended December 31, 2019, we recorded a non-cash goodwill impairment charge of $737,000.

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

Our inability to locate and enroll a sufficient number of eligible patients in our clinical trials for any of our current or future clinical trials, would result in significant delays or may require us to abandon one or more clinical trials. Our ability to enroll patients in trials is affected by many factors out of our control, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. As we seek to advance our clinical programs, we remain in close contact with our CROs and clinical sites and intend to monitor and assess the impact of COVID-19 on our studies, current timelines and the costs of our studies.. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of enrollment in clinical trials, and no assurance can be given that the impact of COVID-19 will not seriously disrupt our ability to enroll patients in our clinical trials.

Risks Relating to our Business

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our product candidates.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. HS-110 and HS-130 are our only current product candidates in clinical trials and our other product candidates are all in the preclinical stage of development. Although we have completed enrollment for a Phase 2 clinical trial for HS-110 and a Phase 1 clinical trial of HS-130, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by the FDA, or whether any BLA will be approved upon review.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The results reported for our initial 76 patients in our Phase 1b/2 clinical trial for HS-110 or initial data in our Phase 2 clinical trial for HS-110 may not be replicated with other patients or other clinical trials. For example, the Phase 1 HS-410 clinical trial, as well as the interim data from the Phase 2 HS-410 clinical study, showed evidence of an immune response in NMIBC patients exposed to HS-410, however, the topline data from the Phase 2 clinical trial reported that there was no statistically significant difference in the primary endpoint between the vaccine and placebo arms of the trial. The Phase 2 clinical trial of HS-410 used doses and dosing regimens which had not previously been tested, and combinations with other immunotherapy agents. In addition, immune response is not an acceptable regulatory endpoint for approval, and the HS-410 Phase 1 trial involved a small sample size and was not randomized or blinded. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

Our COVID vaccine and diagnostic test programs are in early stages of development, and therefore they will require extensive testing and funding.

We have initiated development of a new COVID-19 vaccine program that utilizes the gp96 platform to secrete SARS-CoV-2 antigens. In parallel, we, together with our collaborator, the University of Miami, are developing a COVID-19 point-of-care diagnostic test. Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. In addition, in order to further our COVID-19 vaccine program and diagnostic test we will need significant additional funding. To date, we have not yet developed any drug candidates designed to combat infectious diseases nor have we developed any diagnostic tests. There can be no assurance given that we will be able to successfully develop a vaccine to treat COVID-19 or a diagnostic test for COVID-19, and even if successful, to do so during this pandemic, or be able to secure the additional funding required to further our COVID-19 vaccine program and diagnostic test. Although we have retained consultants, including lobbyists, to seek funding for these new programs, there can be no assurance that we will be able to obtain such financing.

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

We have developed certain expertise in the formulation, development and/or manufacturing of biologics but do not intend to establish our own manufacturing facilities. To date, the selection and initial replication of our biological cell lines used in our trials has been performed by individuals working at third party laboratories over which we have little process or quality control and therefore the process and replication could be subject to human error. We lack the resources and expertise to formulate or manufacture our own product candidates. The investigational products for our clinical trials are manufactured by our contractors under current good manufacturing practices, (“cGMPs”) and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization. Our agreement with the manufacturer of our HS-110 product expired in October 2019, and we have no assurance that we can extend current agreement or renegotiate our agreement on favorable terms if at all. In addition, the manufacturer of our HS-110 has closed its facility where it manufactured our HS-110 and therefore future manufacture of HS-110 by such manufacturer may require additional regulatory approvals for the new manufacturing site. Any future orders with such manufacturer will be pursuant to the terms of purchase orders unless a new definitive agreement is entered into. If not renegotiated, we may experience longer manufacturing lead times for any purchase orders we place with either such manufacturer under purchase orders or any new manufacturer, especially in light of additional regulatory requirements due to the change in the manufacturing facility. Manufacturing considerations which may include, lead time and capacity considerations of our third-party manufacturers to provide clinical supply of our product candidates, could delay our clinical trials. We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials. If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we will rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

For our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce our product candidates and manufacture our product candidates for our clinical studies. If any of our third-party manufacturers were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third party manufacturing contracts, thereby increasing our development costs and negatively impacting our timeliness and any commercialization costs.

For our ongoing clinical trial of HS‑110, we are administering our product candidates, in combination with other immunotherapy agents. Any problems obtaining the other immunotherapy agents could result in a delay or interruption in our clinical trials.

For our ongoing clinical trials of HS‑110, we administer our product candidate in combination with another immunotherapy agent, nivolumab or pembrolizumab. Therefore, our success will be dependent upon the continued use of these other immunotherapy agents. We expect that our other product candidates will also be administered in combination with immunotherapy agents owned by third parties. If any of the immunotherapy agents that are used in our clinical trials are unavailable while the trials are continuing, our timeliness and commercialization costs could be impacted. In addition, if any of these other immunotherapy agents are determined to have safety of efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

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

Our commercialization strategy for certain of our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of these product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our product candidates subject to collaborative arrangements may never be successfully developed or commercialized.

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

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We have obtained exclusive rights to license the technology for which patent protection has been obtained; however, certain patents expired in 2019 and such protection does not prevent unauthorized use of such technology. In addition, our license for certain cell lines are subject to non-exclusive licenses and do not have patent protection. Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results and financial condition.

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

For the years ended December 31, 2020, 2021, 2022, and 2023 our minimum annual payment obligations under our licensing agreements, (including the licenses that Pelican has entered into), required to be paid by us with the passage of time, are approximately $0.1 million, $0.2 million, $0.8 million and $0.07 million, respectively. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments or milestone payments owed to the Pelican Stockholders pursuant to the terms of the stock purchase agreement that we entered into with Pelican and certain stockholders of Pelican in March 2017. The license agreements also provide for certain developmental milestones, as does the purchase agreement that we entered into with Pelican and certain stockholders of Pelican in March 2017, including future payments to Pelican based on the achievement of certain milestones. No assurance can be given that we will meet all of the required developmental milestones or have sufficient funds to make required payments under the purchase agreement. Any failure to make the payments or reach the milestones required by the license agreements would permit the licensor to terminate the license and any failure to make payments under the purchase agreement would constitute a default under the purchase agreement. If we were to lose or otherwise be unable to maintain these licenses, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, The Patient Protection and Affordable Care Act (ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. It is unclear how these challenges and other efforts to replace the ACA will impact our business in the futures.

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

As part of our business strategy, we may pursue acquisitions of businesses and assets, such as we did with the Pelican. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. Other than our acquisition of the equity of Pelican in 2017, we have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

Neither we nor Pelican are expected to derive revenue from any source in the near future until we or they or other potential partners successfully commercialize products. The CPRIT Grant requires that Pelican provide matching funds for one half of the award amount in order for Pelican to receive the grant funding. In order to receive the full $15.2 million award over the life of the grant, Pelican must raise matching funds in the aggregate amount of approximately $7.6 million. CPRIT has made available to Pelican an aggregate of $13.7 million of grant funding through December 31, 2019 and Pelican has received funding from us to satisfy its related matching obligation of approximately $5.2 million. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our or Pelican’s technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials, access the CPRIT award or obtain approval of our product candidates from the FDA and other regulatory authorities.

Reliance on government funding for Pelican’s programs may impose requirements that limit Pelican’s ability to take certain actions, and subject it to potential financial penalties, which could materially and adversely affect its business, financial condition and results of operations.

A significant portion of Pelican’s funding has been through a grant it received from the CPRIT Grant. The CPRIT Grant includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event Pelican violates certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. After the CPRIT Grant ends, Pelican is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Pelican’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, , to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project take place in Texas, survive the termination of the agreement.

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

In order to access the CPRIT Grant a majority of Pelican’s employees must reside in Texas as well as its Chief Executive Officer. Pelican has identified qualified individuals and will have to negotiate agreements with each identified individual and will also need to hire such additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. Pelican will compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and there can be no assurance that the search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to Pelican’s access to the CPRIT Grant.

For the year ended December 31, 2018 we reported under an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We ceased to be an “emerging growth company” as defined in the JOBS Act, on December 31, 2018. However, for the year ended December 31, 2018, we were an emerging growth company. An “emerging growth company,” as defined under the JOBS ACT, we could choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any new audit rules adopted by the Public Company Accounting Oversight Board (the “PCAOB”) after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS ACT, a company is deemed an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Further, as a result of these scaled regulatory requirements, our disclosure while an emerging growth company may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

We ceased to be an “emerging growth company,” which means we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings.

We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2018. As a result, our costs and compliance initiatives increased as a result of the fact that we ceased to be an “emerging growth company.”  In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include: compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting once we are an accelerated filer or large accelerated filer, compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and full disclosure and analysis obligations regarding executive compensation; and compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company under Rule 12b-2 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. However, our status as a smaller reporting company will not exempt us from the requirement to provide the annual attestation report from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive because we may rely on smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Capital Market may take steps to de-list our common stock. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. In the past we have received notices from the Listing Qualifications Department of Nasdaq Stock Market LLC (“Nasdaq”) that we failed to comply with the stockholder’s equity requirements and the minimum closing bid requirements. On June 21, 2019, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (May 9, 2019 through June 20, 2019), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock which will continue to trade on The Nasdaq Capital Market under the symbol “HTBX”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we initially had a compliance period of 180 calendar days, or until December 18, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2), which compliance period has been extended to June 15, 2020. Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed There can be no assurance can be given that we will be able to satisfy our continued listing requirements and maintain the listing of our common stock on The Nasdaq Capital Market. We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any action that requires stockholder approval will be approved by our stockholders or that any action taken by us would result in our common stock meeting the Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock.

The possible issuance of common stock subject to options, restricted stock units and warrants may dilute the interests of stockholders.

As of March 23, 2020, awards for 7,586,555 shares of common stock are outstanding under our equity compensation plans and 2,343,512 shares of common stock remain available for grants under the plans. In addition, as of March 23, 2020, we have warrants exercisable for 9,322,398 shares of our common stock to third parties in connection with our public offerings. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our certificate of incorporation, amended on March 20, 2020 to increase authorized common stock by 150,000,000, authorizes the issuance of 250,000,000 shares of our common stock and 10,000,000 shares of preferred stock. In certain circumstances, the common stock and preferred stock, as well as the awards available for issuance under the 2014, 2017, and 2018 Plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and common stock. Our board of directors is authorized to create and issue from time to time, only with stockholder approval, up to an aggregate of 10,000,000 shares of preferred stock of which 8,212,500 have been designated. The authority to designate preferred stock may be used to issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of the common stock or could also be used as a method of determining, delaying or preventing a change of control.

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

On March 23, 2020, we had 79,384,021 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. As a result of this volatility, investors in our common stock could incur substantial losses. In addition, sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings.

In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Our previously issued warrants to purchase shares of our common stock may not have any value. For example, we previously issued warrants in a public offering that have an exercise price of $10.00 per share. In the event that our common stock price does not exceed the exercise price of our previously issued warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms that may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Facilities

Our executive offices are located at 627 Davis Drive, Suite 400, Morrisville, North Carolina 27560. In October 2019, we entered into lease that expires October 31, 2027 for 7,492 square feet of office and laboratory space for monthly rent of $17,013 exclusive of payments required for maintenance of common areas and utilities.

In January 2018, Pelican entered into a five-year lease for 5,156 square feet of office and laboratory space located San Antonio, Texas for monthly rent of $9,452, exclusive of payments required for maintenance of common areas and utilities.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity

Market Information

Our common stock has traded on the Nasdaq Capital Market under the symbol “HTBX”.

Holders

As of March 23, 2020, there were approximately 47 stockholders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

On January 19, 2018, we announced a reverse stock split of our shares of common stock at a ratio of one-for-ten. The reverse stock split took effect at 11 P.M. EST on January 19, 2018, and our common stock began to trade on a post-split basis at the market open on January 22, 2018. During our special stockholders meeting held February 27, 2020, shareholders approved a proposal to effect a reverse stock split of the issued and outstanding shares of common stock, and granted the board of directors the authority to implement and determine the exact split ratio, if it still deems it advisable.

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	47,267	$12.71	—
2014 Stock Incentive Plan	225,063	$17.33	40,729

2017 Stock Incentive Plan	318,570	$2.56	87,817
2018 Stock Incentive Plan (2) (3)	2,472,736	$1.02	3,090,800
Equity compensation plans not approved by security holders	—	—	—
Total	3,063,636	$2.56	3,219,346

———————

(1)

The 2009 Stock Incentive Plan terminated, such that no further awards are available for issuance under this plan. Outstanding awards under this plan continue in accordance with the respective terms of such grants.

(2)

Represents options to purchase shares of our common stock. On January 1, 2019, we granted an aggregate of 1,579,179 shares of restricted stock to employees and a director, which are not included in column (a) above and are excluded from the number of shares available for future issuance in column (c) above. On December 30, 2019, we granted 900,000 shares of restricted stock which are not included in column (a) above and are excluded from the number of shares available for future issuance in column (c) above. Subsequent to December 31, 2019, we issued: (i) Jeffrey Wolf 1,980,000 restricted stock awards, respectively, that vested 50% on the grant date, with the remaining shares of restricted stock vesting 30% on the first anniversary of the grant date, 10% on the second anniversary of the grant date, and the remaining 10% vesting on the third anniversary of the grant date, (ii) John K.A. Prendergast, our lead independent director 400,000 restricted stock awards, respectively, that vested 50% on the grant date, with the remaining shares of restricted stock vesting 30% on the first anniversary of the grant date, 10% on the second anniversary of the grant date, and the remaining 10% vesting on the third anniversary of the grant date; (iii) stock option to purchase 150,000 shares of common stock to each of John Monahan and Edward B. Smith, III vesting 50% on the grant date, with the remaining shares vesting 30% on the first anniversary of the grant date, 10% on the second anniversary of the grant date, and the remaining 10% vesting on the third anniversary of the grant date, (iv) Dr. Jeff Hutchins, our Chief Scientific Officer and Chief Operating Officer and William Ostrander, our Vice President of Finance, stock options to purchase 500,000 and 150,000 shares of our common stock, respectively that vest prorate on a monthly basis over four years.

(3)

In February 2020, our stockholders approved an amendment to the 2018 Stock Incentive Plan to increase the total number of shares of common stock available for grant under such plan by an additional 4,000,000 shares of common stock.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2019.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report on Form 10‑K.

Item 6.        Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2019 and December 31, 2018 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

Company Overview

We are a biopharmaceutical company developing immunotherapies focused on activating a patient’s immune system against cancer through T-cell activation and expansion. Our T-cell Activation Platform (TCAP), includes two variations for intradermal administration Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). To further augment antigen experienced T-cell activation and expansion, we are also developing a novel T-cell co-stimulator PTX‑35 for systemic administration. These programs are designed to harness the body’s natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed enrolling patients in our HS‑110 combination immunotherapy trial, preparing IND submissions for HS‑130 and PTX‑35 programs, and providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.

We have completed the enrollment of our Phase 2 clinical trial for advanced non-small cell lung cancer (NSCLC), in combination with either Bristol-Myers Squibb’s nivolumab (Opdivo®) or more recently, Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). Our other programs (HS-130 and PTX-35) have completed pre-clinical and CMC development with one IND filing in 2019 (HS-130) and another anticipated in the second quarter of 2020.

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

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. But when a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate APCs to specialized dendritic cells that upregulate T-cell costimulatory ligands, MHC and immune activating cytokine. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96‑chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for Heat’s T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

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

Pelican, our subsidiary, is a biotechnology company focused on the development of biologic based therapies designed to activate the immune system, including the monoclonal antibody, PTX‑35. PTX‑35, which is currently focused on preclinical IND enabling activities, is Pelican’s lead product candidate targeting the T-cell co-stimulator, TNFRSF25. It is designed to harness the body’s natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX‑35 to activate antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with ImPACT® and ComPACT™ platform immunotherapies, PTX‑35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches, including PTX‑45, a human TL1A-lg fusion protein designed as a shorter half-life agonist of TNFRSF25.

We continue to enroll patients in our HS‑110 combination immunotherapy trial, preparing for IND submission of HS‑130 (ComPACT™), advancing pre-clinical development of Pelican assets in anticipation of an IND submission, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and no revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the ongoing clinical trials of our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	seek to obtain regulatory approvals for our product candidates;
•	continue our research and development efforts;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•	operate as a public company.

2019 Financial Developments

•	In November 2019, our CPRIT Grant, initially covering a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2020.

Funding/Liquidity

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have primarily financed our operations with net proceeds from the sale of our securities including, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million, an additional $3.9 million from the exercise of 386,343 warrants, our March 2017 public offering in which we received net proceeds of approximately $4.1 million, our November 2017 public offering in which we received net proceeds of approximately $2.4 million, our May 2018 public offering in which we received net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, and our November 2018 public offering in which we received net proceeds of approximately $12.7 million. In addition, we received $7.5 million from our debt facility, which has subsequently been paid back in full as of December 31, 2016 and have received an aggregate of $9.3 million of net proceeds from sales of shares of our common stock through the At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. through December 31, 2018. As of December 31, 2019, we have received $13.7 million in grant funding from the CPRIT Grant through Pelican. On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement which replaced the FBR Sales Agreement and which has been subsequently terminated. To date, we received net proceeds of approximately $3.8 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $6.4 million. Subsequent to the year ended December 31, 2019, we have issued an additional 12,051,735 shares of common stock in “at-the-market” offerings and received $10.8 million of net proceeds. Cash and cash equivalents at March 23, 2019 were approximately $25.6 million. As of December 31, 2019, we had an accumulated deficit of $104.6 million. We had net losses of $20.4 million and $16.6 million for the years ended December 31, 2019 and 2018, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations through year end 2020, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Revenue

Our 2019 and 2018 revenue consisted of research funding from our CPRIT Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

Deferred Revenue

Deferred revenue is comprised of proceeds of $3.4 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

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

Goodwill and Impairment

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. We use widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. Our valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. See Note 7 regarding impairment at December 31, 2019.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, we reflect in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019 and 2018, we had no unrecognized income tax benefits and correspondingly there is no impact on our effective income tax rate associated with these items. Our policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2019 and 2018, we had no such accruals.

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

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018‑18: Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU, in part, requires that certain transactions with collaboration partners be excluded from revenue recognized under Topic 606. ASU 2018‑18 is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020 and there was no material effect on the recognition or measurement of revenue in the Company’s financial statements.

In June 2018, the FASB issued ASU 2018‑07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018‑07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted this ASU in the first quarter of 2019 and there was no material effect on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018‑08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018‑08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of 2019 and there was no material effect on the recognition or measurement of revenue in the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. Generally, a lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides it with both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company adopted the standard on January 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited comparative financial statements. The Company has determined that its leases, consisting of leases for office and laboratory space without optional terms or variable components, are operating leases. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and associated lease liabilities of $520,399 and $528,253, respectively, as of January 1, 2019 on the consolidated balance sheet with no cumulative impact to accumulated deficit and did not have a material impact on our results of operations or cash flows.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 and 2018

Revenues

The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the four year project.

As of December 31, 2019, CPRIT has provided $13.7 million of the total $15.2 million grant. The remaining $1.5 will become available upon project close, rather than in advance of expending the funds as in prior grant years. As of December 31, 2019, we have provided approximately $5.2 million which was used to satisfy Pelican’s matching fund obligation under the first three years of the CPRIT Grant and we have approximately $2.4 million remaining to provide for the fourth CPRIT fiscal year.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

We recognized grant revenue of approximately $3.0 million for the year ended December 31, 2019 for qualified expenditures under the grant. We recognized $5.8 million grant revenue related to CPRIT during the year ended December 31, 2018. As of December 31, 2019, we had short-term deferred revenue of $3.4 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

Operating Expenses

Total operating expenses for the years ended December 31, 2019 and 2018, were $23.8 million. For the year ended December 31, 2019 operating expenses are primarily comprised of research and development, general and administrative expenses, goodwill impairment loss, and a change in the fair value of contingent consideration due to our initial acquisition of an 80% controlling interest in Pelican in 2017. Research and development expenses were $13.0 million, general and administrative expenses were $9.5 million, goodwill impairment loss was $0.7 million and the change in fair value of contingent consideration was $0.6 million for the year ended December 31, 2019 as compared to research and development expenses of $16.2 million, general and administrative expenses were $7.0 million and the change in fair value of contingent consideration was $0.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, research and development expenses represented approximately 55% of operating expenses, general and administrative expenses represented approximately 39%, goodwill impairment represented approximately 3% and change in fair value of contingent consideration 3% of operating expenses. For the year ended December 31, 2018, research and development expenses represented approximately 68% of operating expenses, general and administrative expenses represented approximately 30% and change in fair value of contingent consideration 2% of operating expenses.

Research and development expense

Research and development expenses decreased by 20% to $13.0 million for the year ended December 31, 2019 compared to $16.2 million for the year ended December 31, 2018. The components of R&D expense are as follows, in millions:

	Year ended December 31,
	2019	2018
Programs
HS-110	$0.1	$3.5
HS-410	—	0.2
HS-130	0.4	0.8
PTX 35/other biologics against TNFRSF25	3.0	7.5
Other programs	3.3	0.4
Unallocated research and development expenses	6.2	3.8
	$13.0	$16.2

•	HS‑110 expense decreased $3.4 million, as patient enrollment was completed for the phase 2 portion of our multi-arm clinical trial.
•	HS‑410 expense decreased $0.2 million due to completion of long-term follow up and program close-out.
•	HS -130 expense decreased by $0.4 million as we continue CMC (chemistry, manufacturing and control) development, and prepare for production of clinical trial material for this program.
•	PTX expense for the year ended December 31, 2019 was $3.0 million as manufacturing costs were higher in 2018.
•

Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies. These costs increased by approximately $2.9 million related to the variability and timing of collaborative programs focused on T-cell costimulatory programs including the Zika program.

•

Unallocated expenses include personnel-related expenses, professional and consulting fees, and travel and other costs. These costs increased approximately $2.4 million primarily related to stock compensation expense and employee salary expense.

General and administrative expense

General and administrative expense increased approximately 36% to $9.5 million for the year ended December 31, 2019 compared to $7.0 million for the year ended December 31, 2018. The variance of $2.5 million is primarily due to the increase in personnel and stock compensation expense.

Change in fair value of contingent consideration

We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was $0.6 million for the year ended December 31, 2019 compared to the change in fair value of contingent consideration of $0.5 million for the year ended December 31, 2018.

Goodwill impairment loss

During the year ended December 31, 2019, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an interim impairment analysis as of that date using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. As a result, the Company recorded an impairment loss of $0.7 million on the goodwill during the year ended December 31, 2019.

Interest income

Interest income was $0.4 million for the year ended December 31, 2019 compared to $0.3 million for the year ended December 31, 2018. The increase is due to the investment in various short-term financial instruments that generated interest income during the year ended December 31, 2019.

Income tax expense

Income tax expense for the year ended December 31, 2019 was $0.04 million. Income tax benefit for the year ended December 31, 2018 consists of $1.0 million federal tax benefit due to the application of the tax benefit calculated on the indefinite-lived 2018 NOLs.

Net loss attributable to Heat Biologics, Inc.

We had a net loss attributable to Heat Biologics, Inc. of $20.0 million, or ($0.60) per basic and diluted share for the year ended December 31, 2019 compared to a net loss attributable to Heat Biologics, Inc. of $15.7 million, or ($0.90) per basic and diluted share for the year ended December 31, 2018.

BALANCE SHEET AS OF DECEMBER 31, 2019 AND 2018

Short-term Investments. Short-term investments were $5.7 million as of December 31, 2019 compared to $5.6 million as of December 31, 2018. The Company invested cash in higher yield investments to generate interest income.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $0.4 million as of December 31, 2019 and $1.0 million as of December 31, 2018. The $0.6 million decrease was primarily attributable to the amount recognized for cGMP as we continue our manufacture of PTX‑35 antibody.

In-Process R&D. As of December 31, 2019 and December 31, 2018, we had in-process R&D of $5.9 million from our acquisition of Pelican. The carrying value of this asset did not change during the year ended December 31, 2019.

Goodwill. As of December 31, 2019 and December 31, 2018, we had goodwill of $1.5 million and $2.2 million, respectively, from our acquisition of Pelican. The fair value of this asset decreased by $0.7 million due to a goodwill impairment charge for the excess of the reporting unit’s carrying value over its fair value in 2019.

Operating and finance lease right-of-use assets. The increase is due to the adoption of ASC 842.

Accounts Payable. Accounts payable was approximately $1.5 million and $1.0 million as of December 31, 2019 and December 31, 2018. The $0.5 million increase was primarily due to payables for CMC as well as investigator site payments for our clinical trials.

Deferred Revenue. We had short term deferred revenue of $3.4 million and $1.0 million as of December 31, 2019 and December 31, 2018, respectively. This short term deferred revenue represents proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met. We had long term deferred revenue of $0.2 million as of December 31, 2019 and 2018, related to an economic development grant received from San Antonio for the purchase of lab equipment.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $1.7 million as of December 31, 2019 which was consistent with the balance at December 31, 2018 of approximately $1.7 million.

Operating and financing lease liabilities. Current and long term liabilities related to operating and finance leases was $1.9 million as of December 31, 2019. These balances are related to our office lease and equipment leases.

Deferred Tax Liability. Deferred tax liability was approximately $0.4 million as of December 31, 2019 compared to approximately $0.3 million as of December 31, 2018.

Contingent Consideration. As of December 31, 2019, we had contingent consideration of $3.7 million compared to $3.1 million for the year ended December 31, 2018 related to our acquisition of Pelican which is recorded on our consolidated balance sheets. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and for the year ended December 31, 2019, we determined the change in the estimated fair value of the contingent consideration to be approximately $0.6 million due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. More recently, we have primarily financed our operations with net proceeds from the public offering of our common stock and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 3,054,667 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. In addition, from August 2016 through July 2017 we received an aggregate of $9.3 million of net proceeds through our At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with B. Riley FBR, Inc. formerly known as FBR Capital Markets & Co. On January 18, 2018, we entered into the H.C. Wainwright Sales Agreement that replaced the FBR Sales Agreement and which has subsequently been terminated. We received net proceeds of approximately $3.8 million from the sale of shares of our common stock through the H.C. Wainwright Sales Agreement. On January 21, 2020, we closed an underwriters public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $6.4 million. Subsequent to the year ended December 31, 2019, we have issued an additional 12,051,735 shares of common stock in “at-the-market” offerings and received $10.8 million of net proceeds. As of December 31, 2019, we had an accumulated deficit of approximately $104.6 million. We had net losses of $20.4 million and $16.6 million for the years ended December 31, 2019 and 2018, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we continue to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations through year end 2020, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We are continually evaluating various cost-saving measures in light of our cash requirements in order to focus our resources on our product candidates. We may take additional action to reduce our immediate cash expenditures, including re-visiting our headcount, offering vendors equity in lieu of the cash due to them and otherwise limiting our other research expenses, in order to focus our resources on our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so. As of December 31, 2019, we had approximately $14.8 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The significant decrease in cash used in operating activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to advanced funding received from CPRIT relating to the fourth year of the grant , a reduction in prepaid manufacturing costs and timing of payments to vendors for primarily clinical trial expenses.

Investing activities. Cash used by investing activities during the year 2019 was related to purchase of property and equipment for our lab and new office space. Cash used by investing activities during the year 2018 was related to purchase of short-term investments and the purchase of lab equipment as we established our San Antonio facilities as required per the CPRIT Grant.

Financing activities. Cash provided by financing activities during the year ended December 31, 2019 decreased significantly from 2018 as there were no public offerings in 2019. Cash provided by financing activities during the year ended December 31, 2018 was primarily from the May 7, 2018 public offering which generated net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, the November 21, 2018 public offering which generated net proceeds of approximately $12.7 million, as well as approximately $3.8 million net proceeds from the HCW sales agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Current and Future Financing Needs

We have incurred an accumulated deficit of $104.6 million through December 31, 2019. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

License and Contractual Obligations

Our contractual obligations as of December 31, 2019 are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
License agreements (1)	$103	$228	$784	$74	$—	$—	$1,189
Operating lease obligations (2)	321	330	339	245	232	693	2,160
Finance lease obligations (2)	59	59	94	—	—	—	212
Total	$483	$617	$1,217	$319	$232	$693	$3,561

(1) License agreements for each year are associated with the University of Miami and in 2020 an additional $25,000 for the University of Michigan cell line agreement.

(2) See Note 13 to our consolidated financial statements in for additional information regarding leases.

Additional In-Licensed Programs

We may enter into additional license agreements relating to new product candidates.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.        Financial Statements and Supplemental Data

See pages F‑1 through F‑32.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10‑K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a‑15, our management, including the Principal Executive Officer and Principal Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a‑15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2019, our internal controls over financial reporting were effective at the reasonable assurance level based on those criteria.

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

This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) that occurred during our last quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	56	Chairman of the Board of Directors, Chief Executive Officer and President	2008

Jeff T. Hutchins, Ph.D.	61	Chief Scientific Officer and Chief Operating Officer	2017

William L. Ostrander	52	Vice President of Finance and Secretary	2019

John Monahan, Ph.D.	73	Director	2009

John K.A. Prendergast, Ph.D.	66	Director	2016

Edward B. Smith, III	44	Director	2010

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

Jeff T. Hutchins, Ph.D., Chief Scientific Officer and Chief Operating Officer

Dr. Hutchins joined our company on January 1, 2017 as Chief Scientific Officer and Senior Vice President of Pre-Clinical Development and in June 2017 he was appointed as both Chief Scientific Officer and Chief Operating Officer. Dr. Hutchins oversees our research efforts, bringing over 27 years of research and clinical development experience from both large pharmaceutical and biotechnology companies. Most recently and since 2012, Dr. Hutchins served as Vice

President of Preclinical Research for Peregrine Pharmaceuticals, Inc., a biopharmaceutical company developing therapeutics to fight cancer and infectious diseases. Dr. Hutchins was responsible for building out the research program for Peregrine’s lead product candidate, bavituximab, a chimeric monoclonal antibody designed to target phosphatidylserine. Prior to joining Peregrine in 2012, from 2001 until 2012, Dr. Hutchins served as Vice President, Preclinical Development at Inhibitex Inc, which was acquired by Bristol-Myers Squibb. From 1991 to 2000, Dr. Hutchins held several senior scientist positions in Discovery Research at Burroughs Wellcome and Glaxo Wellcome, with a visiting professor appointment at Rush Medical College.

Dr. Hutchins earned a B.S. in Biology from Oral Roberts University, a Ph.D. in Biomedical Sciences from the University of Texas, Health Science Center at the M.D. Anderson Cancer Center and conducted postdoctoral training in the University of Southern California’s Department of Microbiology at the Norris Cancer Center. Dr. Hutchins’ publications and patents span the fields of oncology, infectious disease, osteoarthritis and immunology.

William Ostrander, Vice President of Finance, and Secretary

Mr. Ostrander joined our Company as Vice President of Finance and Secretary in September 2019. Mr. Ostrander has over 22 years of experience in financial management at public and private companies. Before joining Heat Biologics, Bill served as Executive Director of Finance at Liquidia Technologies, a publicly-traded biopharmaceutical company. Prior to that, he served as Senior Director of Finance and Accounting at KBI Biopharma, a biopharmaceutical contract services company. He also served as Manager of Finance at LexisNexis Risk Solutions, a data analytics solutions company. Prior to that, he served as Controller of Seisint Inc., a private information products company that was acquired by LexisNexis. He also served as Senior Manager, Finance and held other accounting and finance positions for Boca Research, a data communications hardware manufacturer. Mr. Ostrander holds a B.S. in Finance from Central Michigan University.

John Monahan, Ph.D., Director

Dr. Monahan has served on our Board since November 2009 and is currently a consultant to Synthetic Biologics, Inc., a clinical stage company developing therapeutics to protect the gut microbiome (NYSE MKT: SYN). Dr. Monahan Co-Founded Avigen Inc. (Nasdaq: AVGN) in 1992, a company which has become a leader in its sector for the development of novel pharmaceutical products for the treatment of serious human diseases. Over a 12 year period as CEO of Avigen he raised over $235M in several private and public financings including its IPO. From 1989‑1992, he was VP of R&D at Somatix Therapy Corp., Alameda, CA and from 1985‑1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc., Alameda, CA. Prior to that from 1982‑1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche, Inc. Nutley, NJ, and from 1975 to 1977 he was an Instructor at Baylor College of Medicine, Houston TX. He received his Ph.D. in Biochemistry in 1974 from McMaster University, Canada and his B.Sc. from University College Dublin, Ireland in 1969. Dr. Monahan is a Scientific Advisory Board member of Agilis Biotherapeutics. He is also a board member of the biotech company ITUS Corporation and also a board member of a number of Irish biotech companies including Genable, Cellix, Luxcel, and GK Technologies.

We selected Dr. Monahan to serve on our Board because he brings extensive knowledge of the pharmaceutical and biologics industry. Having served in senior corporate positions in many medical companies he has a vast knowledge of the industry.

John K. A. Prendergast, Ph.D., Lead Director

Dr. Prendergast has served on our Board since April 2016. Dr. Prendergast is co-founder of Palatin Technologies, Inc. (“Palatin”), a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential (NYSE MKT: PTN). Dr. Prendergast has been Chairman of the Board of Palatin since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc and previously executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and

Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

We selected Dr. Prendergast to serve on our Board because he brings extensive industry experience in corporate development and finance in the life sciences field. His prior service on other publicly traded company boards provides experience relevant to good corporate governance practices.

Edward B. Smith, III, Director

Mr. Smith has served on our Board since November 2010. Since January 1, 2015, Mr. Smith has also been Managing Member of Aristar Capital Management, LLC, a New York-based investment firm founded in 2015. From April 14, 2017 through July 14, 2017, Mr. Smith served as the interim Chief Executive Officer and interim Chief Financial Officer Agritech Worldwide, Inc. (“Agritech,” formerly Z Trim Holdings, Inc.) (OTCPink: FBER), a manufacturer of environmentally friendly agricultural functional ingredients, From January 2015 until May 2016, Mr. Smith also served as the Chief Executive Officer of Agritech and from 2009 through July 2017 he served as a board member of Agritech. From April 2005 through December 2014, Mr. Smith served as the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004‑2005, GTCR Golder Rauner from 1999‑2001 and Credit Suisse First Boston from 1997‑1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School.

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

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jeffrey Wolf	—	—	—
John Monahan, Ph.D.	Member	Chairman	Member
Edward B. Smith, III	Chairman	Member	Chairman
John K.A. Prendergast, Ph.D.*	Member	Member	Member

* Dr. Prendergast serves as our independent Lead Director.

Audit Committee

Our common stock is listed on the Nasdaq Capital Market. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors and all members of our audit, compensation and nominating and governance committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A‑3 under the Exchange Act. Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A‑3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that Dr. Monahan, Mr. Smith and Dr. Prendergast, representing three of our four directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Stock Market. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. We intend to comply with the other independence requirements for committees within the time periods specified above

Dr. Monahan, Mr. Smith, and Dr. Prendergast currently serve as members of the Audit Committee. The Board has determined that Dr. Monahan, Mr. Smith and Dr. Prendergast are each “independent” in accordance with the Nasdaq definition of independence and each is an “audit committee financial expert”, as defined by the SEC regulations, and each has the related financial management expertise within the meaning of the Nasdaq rules. The primary purpose of the Audit Committee is to act on behalf of the Board of Directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to its charter, our Audit Committee reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all our “Related Party Transactions.” For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404. In addition, the Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company and the Company’s internal controls and legal compliance functions. The Committee also reviews, prior to publication, our quarterly earnings releases and our reports to the Securities and Exchange Commission on Forms 10‑K and 10‑Q. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.heatbio.com. The charter describes the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Dr. Monahan, Mr. Smith, and Dr. Prendergast, each of whom is deemed to be independent in accordance with the Nasdaq definition of independence. Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C‑1 under the Exchange Act. This Committee determines, approves, and reports to the Board of Directors on all elements of compensation of our executive officers. The Compensation Committee also has the power to prescribe, amend, and rescind rules relating to our stock incentive plans, to recommend the grant of options and other awards under the stock incentive plans, and to interpret the stock incentive plans.

The Compensation Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.heatbio.com.

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2019, the Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

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

Risk Oversight

The Board has an active role, as a whole and also at the committee level, in overseeing management of our company’s risks. The Board regularly reviews information regarding our company’s strategy, finances and operations, as well as the risks associated with each. The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting, internal controls and legal and regulatory compliance. The Audit Committee undertakes, at least annually, a review to evaluate these risks. The members then meet separately with management responsible for such area, including our Vice President of Finance, and report to the Audit Committee on any matters identified during such discussions with management. In addition, the Compensation Committee considers risks related to the attraction and retention of talent as well as risks relating to the design of compensation programs and arrangements. In addition, the Nominating and Governance Committee manages risks associated with the independence of the Board. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their respective areas of responsibility.

Delinquent Section 16(a) Reports

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2019.

Code of Business Conduct and Ethics

We have long maintained a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary. The code is posted on our website at www.heatbio.com.

Item 11.        Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2019 executive compensation program for our named executive officers.

Set forth below is the compensation paid or accrued to our Named Executive Officers during the years ended December 31, 2019 and December 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards (12)		Options (12)	Other		Total
Jeffrey Wolf	2019	$427,579		$213,789	(1)	$1,289,000		$615,200	$166,864	(2)	$2,712,432
Chairman and Chief Executive Officer	2018	$417,150		$417,150	(3)	$160,785		$171,533	$—		$1,166,618

Jeff T. Hutchins	2019	$343,375		$103,013		$151,728		$274,425	$—		$872,541
Chief Scientific Officer and Chief Operating officer	2018	$335,000		$201,000	(4)	$—		$85,386	$—		$621,386

William L. Ostrander	2019	$58,385	(5)	$11,677	(6)	$—		$29,528	$—		$99,590
Vice President of Finance (5)	2018	$—		$—		$—		$—	$—		$—

Robert Jakobs	2019	$121,517	(7)	$—		$—		$—	$21,151	(8)	$142,668
Former Vice President of Finance (7)	2018	$—		$—		$—		$—	$—		$—

Ann A. Rosar	2019	$99,083	(9)	$—		$47,398	(10)	$85,028	$—		$231,509
Former Vice President of Finance (9)	2018	$260,000		$135,000	(11)	$17,865		$19,060	$—		$431,925

(1)	Mr. Wolf's annual 2019 bonus of $213,789 was accrued in 2019 and paid in 2020.
(2)	This is a special bonus to cover the estimated taxes from the 900,000 restricted share award granted on 12/30/19.
(3)	Mr. Wolf's annual 2018 bonus of $208,575 was paid in 2018. The one-time supplemental cash bonus of $208,575 was accrued in 2018 and paid in 2019.
(4)	Dr. Hutchins' annual 2018 bonus of $100,500 was paid in 2018. The one-time supplemental cash bonus of $100,500 was accrued in 2018 and paid in 2019.
(5)	Mr. Ostrander was appointed as our Vice President of Finance on September 25, 2019.
(6)	Mr. Ostrander's annual prorated 2019 bonus of $11,677 was paid in 2019.
(7)	Mr. Jakobs last day of employment was September 20, 2019.
(8)	Mr. Jakobs was paid $18,333 for severance related to his separation agreement and $2,818 for accrued vacation.
(9)

Ms. Rosar resigned as our Vice President of Finance on March 31, 2019 and her last day of employment was April 30, 2019. Regular pay of $88,833 plus $10,250 for accrued vacation was paid out for this period.

(10)	Represents the value of the restricted stock award, net of forfeiture related to the last day of employment, April 30, 2019.
(11)

Ms. Rosar's annual 2018 bonus of $65,000 was paid in 2018. Ms. Rosar received a performance bonus of $5,000 in June 2018. The one-time supplemental cash bonus of $65,000 was accrued in 2018 and paid in 2019.

(12)

For all stock options and stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Assumptions made in the calculation of these amounts are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2018 and 2019.

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

Our executive compensation program is based on the following philosophies and objectives:

•

Compensation Should Align with Stockholders’ Interests — The Compensation Committee and our Board believes that executives’ interests should be aligned with those of the stockholders. Executives are granted restricted stock and stock options so that their total compensation is tied directly to the value realized by our stockholders. Executive bonuses are tied directly to company strategy and operational execution which contributed to our success as a whole.

•

Compensation is Competitive — The Compensation Committee and Board seek to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize the return to stockholders and execute our operational and scientific strategy. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable in relation to comparable companies with which we compete for talent.

•

Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual and long-term strategic and operational goals. To accomplish this objective, a substantial percentage of total compensation is variable, “at risk”, both through annual incentive compensation and the granting of long-term incentive awards.

We seek to achieve these objectives through three key compensation elements:

•	a base salary;
•	a performance-based annual cash incentive (i.e., annual cash incentive compensation); and
•	long term equity awards.

In order to enhance the Compensation Committee’s ability to carry out its responsibilities effectively, as well as maintain strong links between executive pay and performance, the Compensation Committee reviews compensation information for each Named Executive Officer, which includes the following information:

•	the annual compensation and benefit values that are being offered to each executive;
•	the value of all outstanding equity awards; and
•	discussions with our Chairman, Chief Executive Officer and other senior management in connection with compensation matters, as well as compensation consultants and other advisors from time to time.

B. Compensation Administration

Roles and Responsibilities of Compensation Committee

The primary purpose of the Compensation Committee is to conduct reviews of our general executive compensation policies and strategies and oversee and evaluate our overall compensation structure and programs. The Compensation Committee seeks to confirm that total compensation paid to our Named Executive Officers during the year ended December 31, 2019, was reasonable and competitive. Our Named Executive Officers for the year ended December 31, 2019 were as follows Jeffrey Wolf, our Chief Executive Officer, William Ostrander, our Vice President of Finance, Jeff Hutchins, our Chief Scientific Officer and Chief Operating Officer and Ann Rosar and Robert Jakobs, each our Former Vice Presidents of Finance (collectively, our “Named Executive Officers”). Responsibilities of the Compensation Committee include, but are not limited to:

•

Establishing on an annual basis performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers, evaluating the performance of such officers in light of those goals and objectives, and setting the compensation level for those officers based on this evaluation.

•	Recommending to the Board the compensation for independent Board members (including retainer, committee and committee chair’s fees, stock options and components of compensation as appropriate).
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

•

Reviewing and approving for our Chief Executive Officer and other senior executive officers: (a) employment agreements; (b) severance agreements; (c) change in control agreements/provisions; and (d) any other material perquisites or other in-kind benefits.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.heatbio.com.

Use of Compensation Consultant

The Compensation Committee retained Korn Ferry, a nationally-recognized global human resources consulting firm, as its independent compensation advisor for 2018 and 2019. Korn Ferry principally provides analysis, advice and recommendations regarding named executive officer and non-employee director compensation as well as guidance and considerations on our long-term incentive program for all eligible employees including salary, bonus, benefits and equity awards for our executive officers and retainers, meeting fees and equity awards for our directors. Korn Ferry reports to the Chairman of the Compensation Committee and has direct access to the other members of the Compensation Committee. Korn Ferry does not provide any other services to the Company other than in its role as the Compensation Committee’s independent advisor. The Compensation Committee has evaluated Korn Ferry’s reports and, as they considered appropriate to achieve the best interests of the Company and its stockholders, implemented the recommendations.

The Compensation Committee considered whether Korn Ferry had any conflicts of interest in advising the Committee. In doing so, the Compensation Committee considered whether Korn Ferry had been providing services of any other nature to us; the amount of fees received from us by Korn Ferry; the policies and procedures adopted by Korn Ferry that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by Korn Ferry who worked on our matters and any member of the Compensation Committee; whether any business or personal relationship existed between such consultants and any of the our executive officers; and whether Korn Ferry or such consultants hold any of our common stock. Upon evaluating such considerations, the Committee found no conflicts of interest in Korn Ferry advising the Compensation Committee.

Role of the Chief Executive Officer

Our Chief Executive Officer, Mr. Wolf, makes recommendations to the Compensation Committee regarding the compensation of our other named executive officers. Mr. Wolf does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our Principal Financial Officer and other members of management.

Compensation Committee Consideration of Shareholder Advisory Votes

At our annual meeting of stockholders held on July 23, 2019, we submitted the compensation of our Named Executive Officers to our stockholders in a nonbinding vote. Our executive compensation program received the support of holders of approximately 84% of the shares that voted on this proposal at the meeting (including abstentions but excluding broker non-votes). At our annual meeting of stockholders held on July 23, 2019, our stockholders voted on an advisory basis with respect to the frequency of future advisory votes on executive compensation. Holders of a majority of the shares that voted on this proposal at the meeting (including abstentions but excluding broker non-votes) expressed their preference for an advisory vote every three years. Accordingly, we intend to hold an annual advisory vote on executive compensation at our annual meeting of stockholders in 2022.

C. Competitive Considerations

In making compensation decisions with respect to each element of compensation for our Named Executive Officers, the Compensation Committee believes that it is important to be informed as to the competitive market practices at similarly-situated public companies. In setting 2019 and 2020 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Korn Ferry in December 2018 and December 2019, respectively. In December 2019, Korn Ferry conducted a comprehensive assessment of our named executive officer pay program relative to a premier compensation survey which is specific to our size and industry and a peer group of 18 similarly-situated public companies focused on oncology at a similar clinical development stage, which included the following compensation elements: (1) base salary, (2) target annual incentives (bonuses), (3) target total cash compensation, (4) long-term incentives and (5) target total direct compensation. In addition, Korn Ferry also provided an analysis of our pay mix and long-term incentive program relative to peer group practices. Korn Ferry’s assessment included our Chief Executive Officer, our Vice President of Finance and our Chief Operating Officer/ Chief Scientific Officer. The Compensation Committee considered the competitive market pay data from both our publicly-traded peer group that was included in Korn Ferry’s analysis and relevant survey data which is specific to our size and industry. In December 2018, Korn Ferry also conducted a comprehensive assessment of our named executive officer pay program relative to a premier compensation survey which is specific to our size and industry and market data from 14 similarly-situated biotechnology, pharmaceuticals and biopharma companies.

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

D. Components of Compensation

The allocation between cash and non-cash named executive officer compensation is influenced by subjective and objective factors considered by the Compensation Committee and is intended to reflect the Compensation Committee’s determination of the appropriate compensation mix among base pay, annual cash incentives and long-term equity incentives for each named executive officers.

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work and are required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Our Chief Executive Officer, Vice President of Finance and Chief Scientific Officer/ Chief Operating Officer typically make performance assessments of our other employees throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels. Based on the analysis provided to us by Korn Ferry and other comparative research performed by the Committee, the Committee was able to compare the base salary for the Chief Executive Officer, Vice President of Finance and Chief Scientific Officer/ Chief Operating Officer to those of the proxies of a peer group of 18 publicly traded companies competing within the same industry as the Company and at similar stages of clinical development and external survey published data. It was determined that our Chief Executive’s Officer’s, Vice President of Finance and Chief Scientific Officer’s/ Chief Operating Officer’s 2019 base salary levels were within a competitive range of market relative to competitive market data and therefore only modest merit-related base salary increases were provided for 2019 and cost of living adjustments of 3% of base salary were provided for 2020. The 2019 and 2020 base salaries for our current Named Executive Officers are as follows:

Named Executive Officer	Base Salary 2019	Base Salary 2020
Jeffrey Wolf, Chief Executive Officer	$427,579	$440,406
William L. Ostrander, Vice President of Finance	$220,000	$226,600
Jeff Hutchins, Chief Scientific Officer and Chief Operating Officer	$343,375	$353,676

2. Bonuses

The Compensation Committee also makes recommendations to the full Board of Directors for determining bonuses. For the year ended December 31, 2019, the Compensation Committee awarded a $213,789 cash bonus for Jeffrey Wolf (50% of gross base salary), a $103,013 cash bonus for Jeff T. Hutchins, Ph.D. (30% of gross base salary) and a $11,677 cash bonus for William Ostrander (20% of gross base salary, pro-rated from the date of his employment commencement on September 25, 2019.

On December 31, 2019, Mr. Wolf was also paid a gross up cash payment of $166,864 to cover the estimated taxes with respect to his restricted stock award that he received in December 2019, which was in addition to his annual cash bonus for 2019. On January 2, 2020, Mr. Wolf was also paid a gross up cash payment of $367,100 to cover the estimated taxes with respect to the restricted stock award he received in January 2020.

For the year ended December 31, 2018, the Compensation Committee approved a $208,575 cash bonus for Jeffrey Wolf (50% of pro-rated gross base salary), a $100,500 cash bonus for Jeff T. Hutchins, Ph.D. (30% of pro-rated gross base salary) and a $65,000 cash bonus for Ann Rosar (25% of pro-rated gross base salary). In addition, on January 1, 2019, the Board of Directors granted the following one-time supplemental cash bonuses to the executive officers for significant strategic and operational achievements in 2018: (i) Mr. Wolf a one-time supplemental cash bonus equal to $208,575; (ii) Ms. Rosar a one-time cash supplemental bonus equal to $65,000 and (iii) Dr. Hutchins a one-time supplemental cash bonus equal to $100,500.

The employment agreement with Jeffrey Wolf that was in effect during 2018 and 2019 provided that he was eligible for a cash performance bonus of up to fifty percent (50%) of his base as well an equity bonus in the sole discretion of the board of directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors.

Dr. Hutchins employment agreement was amended in January 2019 to increase his bonus such that he is eligible for a cash performance bonus of up to thirty percent (30%) of his base and as well an equity bonus in the sole discretion of the board of directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors. William Ostrander’s offer letter provides for an annual bonus of up to twenty percent (20%) of his base and as well as an equity bonus in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it.

3. Long-Term Incentives

The Compensation Committee believes that a substantial portion of the Named Executive Officer’s compensation should be awarded in equity-based compensation since equity-based compensation is directly linked to the interests of stockholders. The rationale for making equity awards was to use the awards to encourage retention and better align the interest of the named executive officers with the stockholders. The Compensation Committee has elected to grant a combination of stock options and restricted stock awards to the Named Executive Officers and other key employees as the primary long-term incentive vehicles. In making this determination, the Compensation Committee considered a number of factors including: the accounting impact, potential value of restricted stock and stock option grants versus other equity instruments and cash incentives, and the alignment of equity participants with stockholders. In determining equity awards, the Compensation Committee focused on the pro forma percent ownership as compared to executive officers in similar companies.

In 2019 and 2020 the Board also considered each Named Executive Officer prior long term service and the fact that there was a lack of realizable value from their prior awards since substantially all of the prior awards were of significant low value and/or underwater. In addition, the Compensation Committee also sought to better align the Chief Executive Officer’s equity ownership interest in our company with that of other chief executive officers of similarly situated public companies. The Compensation Committee determined in December 2019 and January 2020 to grant restricted stock awards to the Chief Executive Officer.

In December 2019, Jeffrey Wolf was granted 900,000 restricted stock awards as part of his long-term incentive compensation for the year ended December 31, 2019. In addition, Jeffrey Wolf was granted 1,980,000 restricted stock awards in January 2020. The restricted stock awards will vest 50% immediately, 30% on the one-year anniversary of the grant date, 10% on the two-year anniversary grant date, and the remaining 10% on the three-year anniversary grant date. The restricted stock agreements with respect to the foregoing issuances of restricted stock, among other things, prohibit transfers of the restricted stock prior to the two-year anniversary of the grant date other than by will, laws of descent and distribution and in the event of death. In addition, sales or transfers made after the two year anniversary of the grant date are subject to the right of the Company to buy back the stock at any time that the holder desires to sell the restricted stock at a price equal to the lower of the closing price per share and 32 times the closing price per share on the date of grant.

Due to the limited number of awards available for grant under the 2018 Plan, the Compensation Committee intends to grant option awards to employees, including Dr. Hutchins and Mr. Ostrander, upon receipt of stockholder approval of an increase in the number of awards available for grant under the 2018 Plan.

Each of Jeffrey Wolf, Jeff T. Hutchins, Ph.D. and Ann Rosar were granted options to purchase 800,000, 356,860 and 110,570 shares of common stock, respectively, in January 2019 as part of their annual long-term incentive compensation. In addition, Jeffrey Wolf, Jeff T. Hutchins, Ph.D. and Ann Rosar were issued 800,000, 143,140 and 89,430 restricted stock awards, respectively in January 2019, as part of their annual long-term incentive compensation. The stock options and restricted stock awards granted vest 50% immediately, 30% on the one-year anniversary of the grant date, 10% shall vest on the two-year anniversary grant date, and the remaining 10% shall vest on the three-year anniversary grant date. The stock options have a term of ten years. Mr. Ostrander was granted an option to purchase 75,000 shares of common stock on September 25, 2019, upon his commencement of employment, that vests pro rata over four years.

The Compensation Committee reviews the performance, potential burn rates and dilution levels to create an option pool that may be awarded to employee participants. Grants to the Named Executive Officers were determined by the Compensation Committee after reviewing market data, including the reports and analysis discussed above and after considering each executive’s performance, role and responsibilities as well as consideration of specific issues related to voting of foreign shares.

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

Former Vice President of Finance Compensation.

Ann Rosar served as our Vice President of Finance/ Controller from April 2016 until March 31, 2019. Prior to her resignation, she was compensated in accordance with her employment agreement and other benefits consistent with those provided to members of management. The details of the agreements relating to Ms. Rosar’s employment and her separation can be found under “Employment Agreements.” Ms. Rosar’s base salary for 2019 and 2018 was $266,500 and $260,000, respectively, and she was eligible for a discretionary performance bonus. Ms. Rosar did not receive a bonus for services performed for the year ended December 31, 2019 as she resigned in March 2019; however she did receive a $65,000 cash bonus performance for services performed during the year ended December 31, 2018, a $5,000 bonus in June 2018 plus a one-time supplemental cash bonus of $65,000 for services performed during the year ended December 31, 2018.

Robert Jakobs served as our Vice President of Finance/ Controller from April 1, 2019 until September 20, 2019. Prior to his resignation, he was compensated in accordance with his offer letter and other benefits consistent with those provided to members of management. The details of the agreement relating to Mr. Jakobs’ employment and his separation can be found under “Employment Agreements.” Mr. Jakobs base salary for 2019 was $220,000 and he was eligible for a discretionary performance bonus. Mr. Jakobs did not receive a bonus for services performed for the year ended December 31, 2019 as he resigned in September 2019.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2019)

	Option Awards					Stock Awards
								Market
	Number of		Number of			Number of		value of
	securities		securities			shares or		shares or
	underlying		underlying			units of		units of
	unexercised		unexercised	Option	Option	stock that		stock that
	options/		options/	exercise	expiration	have not		have not
Name and Principal Position	exercisable		unexercisable	price	date	vested		vested
Jeffrey Wolf	10,000	(1)	—	$86.20	06/11/2024	—		—
Chairman and	1,251	(2)	—	$45.30	1/12/2025	—		—
Chief Executive Officer	9,406	(3)	—	$24.70	1/11/2026	—		—
	5,495	(4)	2,005	$8.60	12/30/2026	—		—
	9,128	(5)	3,373	$8.70	1/03/2027	6,250	(6)	3,000	(6)
	28,544	(7)	31,016	$3.97	1/07/2028	20,250	(8)	$9,720	(8)
	400,000	(9)	400,000	$1.06	1/02/2029	400,000	(10)	$192,000	(10)
	—		—	0.46	12/30/2029	450,000	(11)	$216,000	(11)

Jeff T. Hutchins	14,583	(12)	5,417	$8.70	1/03/2027	—		—
Chief Scientific Officer and	6,458	(13)	3,542	$6.60	6/28/2027	—		—
Chief Operating Officer	14,206	(14)	15,442	$3.97	1/08/2028	—		—
	178,430	(15)	178,430	$1.06	1/02/2029	71,570	(16)	$34,354	(16)

Ann A. Rosar	1,000	(17)	—	$45.30	1/12/2025	—		—
Former Vice President of	489	(18)	—	$24.70	1/11/2026	—		—
Finance, Controller	1,500	(19)	—	$6.60	4/5/2026	—		—
and Secretary	3,791	(20)	—	$8.70	1/03/2027	—		—
	1,093	(21)	—	$6.60	6/28/2027	—		—
	1,930	(22)	4,688	$3.97	1/08/2028	—		—

William L. Ostrander	4,687	(23)	70,313	$0.52	9/25/2029	—		—
Vice President of
Finance and Secretary

(1)	All shares are fully vested as of January 2016.
(2)	All shares are fully vested as of December 2018.
(3)	All shares are fully vested as of December 2019.
(4)	Issued on December 30, 2016, these options vest over a four-year period and fully vested in January 2020.
(5)	Issued on January 3, 2017, these shares vest over a 46-month period and will be fully vested in January 2021.
(6)

Issued on January 3, 2017, 3,125 restricted stock units vested January 3, 2018; 3,125 restricted stock units vested January 3, 2019; 3,125 restricted stock units vest January 3, 2020, and 3,125 restricted stock units vest January 3, 2021. Market value based on closing price of the common stock of $0.48 on December 31, 2019.

(7)	Issued on January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.
(8)

Issued on January 7, 2018, 10,125 restricted stock units vested January 8, 2018; 10,125 vested January 8, 2019; 10,125 vest January 7, 2020; and 10,125 vest January 8, 2021. Amount represents the value of shares at December 31, 2019. Market value based on closing price of the common stock of $0.48 on December 31, 2019.

(9)	Issued on January 2, 2019, 400,000 shares vested on January 2, 2019; 240,000 shares vest January 2, 2020; 80,000 shares vest January 2, 2021; and 80,000 shares vest January 2, 2022.
(10)

Issued on January 2, 2019, 400,000 restricted stock units vested January 2, 2019; 240,000 vest January 2, 2020; 80,000 vest January 2, 2021; and 80,000 vest January 2, 2022. Market value based on closing price of the common stock of $0.48 on December 31, 2019.

(11)

Issued on December 30, 2019, 450,000 restricted stock units vested December 30, 2019; 270,000 vest December 30, 2020; 90,000 vest December 30, 2021; and 90,000 vest December 30, 2022. Market value based on closing price of the common stock of $0.48 on December 31, 2019.

(12)	Issued on January 3, 2017, these shares vest over a 46-month period and will be fully vested in January 2021.
(13)	Issued on June 28, 2017, these shares vest over a 46-month period and will be fully vested in May 2021.
(14)	Issued on January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.
(15)	Issued on January 2, 2019, 178,430 shares vested on January 2, 2019; 107,058 shares vest January 2, 2020; 35,686 shares vest January 2, 2021; and 35,686 shares vest January 2, 2022.
(16)

Issued on January 2, 2019, 71,570 restricted stock units vested January 2, 2019; 42,942 vest January 2, 2020; 14,314 vest January 2, 2021; and 14,314 vest January 2, 2022. Market value based on closing price of the common stock of $0.48 on December 31, 2019.

(17)	Issued January 12, 2015, these shares vest over a four-year period and were fully vested in January 2019.
(18)	Issued January 11, 2016, these shares vest over a four-year period and 489 shares fully vested through the period of resignation March 2019.
(19)	Issued April 15, 2016, these shares vest over a four-year period and 1,500 shares fully vested through the period of resignation in March 2019.
(20)	Issued January 3, 2017, these shares vest over a 46-month period and 3,791 shares fully vested through the period of resignation March 2019.
(21)	Issued June 28, 2017, these shares vest over a 46-month period and 1,093 shares fully vested through the period of resignation March 2019.
(22)	Issued January 7, 2018, these shares vest over a 46-month period and 1,930 shares fully vested through the period of resignation March 2019.
(23)	Issued September 25, 2019, these shares vest over a 48-month period and will be fully vested in September 2023.

The chart above does not include the grant on January 2, 2020 of (i) restricted stock awards for 1,980,000 issued to Mr. Wolf which vest 50% on grant date, 30% on the one year anniversary of the grant date, 10% shall vest on the two-year anniversary of the grant date, and the remaining 10% shall vest on the three-year anniversary of the grant date and expire (10) years from the date of the grant, unless terminated earlier; (ii) options exercisable for 150,000 shares of common stock issued to each Dr. Monahan and Mr. Smith.

Employment Agreements

On December 18, 2009, we entered into an employment agreement with Jeffrey Wolf to act as our Chief Executive Officer, which agreement was amended on November 22, 2011, and further amended on each of January 20, 2014, January 11, 2016, January 1, 2017 and January 2, 2020. Mr. Wolf receives an annual base salary of $440,406 per year. He also may receive, at the sole discretion of the board, an additional cash performance-based bonuses equal to up to 50% of his then outstanding base salary at the end of each year and a discretionary equity award, with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors. In addition, he is to receive certain options to purchase 2% of our fully diluted equity at an exercise price equal to the then current market price if our stock is traded on a nationally recognized exchange or Nasdaq and our market capitalization is at least $250 million for at least 5 days. If Mr. Wolf’s employment contract is terminated for death or disability (as defined in the agreement), he (or his estate in the event of death) will receive six month’s severance. If Mr. Wolf’s employment is terminated by us other than for cause, he will receive 12 month’s severance. In addition, if Mr. Wolf’s employment is terminated by us other than for cause all restricted shares, common stock and options to purchase common stock that would have vested shall immediately vest. Mr. Wolf will not be entitled to any additional severance in the event he is terminated for cause or voluntarily resigns. Under his employment agreement, Mr. Wolf has also agreed to non-competition provisions.

On January 2, 2017, we approved the entry for a four-year employment agreement, effective as of January 1, 2017, with Jeff T. Hutchins, Ph.D., which agreement was amended on June 29, 2017, January 1, 2018, January 1, 2019 and January 2, 2020 (collectively, the “Hutchins Employment Agreement”), who was initially appointed to serve as the Chief Scientific Officer and Senior Vice President of Pre-Clinical Development of the Company. Pursuant to the Hutchins Employment Agreement that was amended on June 29, 2017, Dr. Hutchins was appointed to serve as both Chief Scientific Officer and Chief Operating Officer. Pursuant to the Hutchins Employment Agreement, as amended, Dr. Hutchins is entitled to an annual base salary of $353,676 and will be eligible for a cash performance bonus equal to approximately 30% of his then outstanding base salary at the end of each year in addition to an equity bonus in the sole discretion of Board, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board.

If Dr. Hutchins’ employment is terminated for any reason, he or his estate as the case may be, is entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Hutchins Accrued Obligations”); provided, however, that if his employment is terminated by us without Just Cause (as defined in the Hutchins Employment Agreement) then in addition to paying the Hutchins Accrued Obligations, (i) we shall continue to pay his then current base salary for a period of six (6) months; and (ii) the vesting on all unvested options shall be accelerated so that all options shall become fully vested. If his employment is terminated within one year of a Change of Control (as defined in our Amended and Restated 2014 Stock Incentive Plan), he will be paid his then current base salary for a period of nine (9) months.

Effective September 24, 2019, Mr. Ostrander became our Vice President of Finance and Secretary. Pursuant to our offer letter, as amended on January 2, 2020 Mr. Ostrander is entitled to an annual base salary of $226,600 and is eligible to receive an annual bonus of up to 20% of his annual salary. In addition, Mr. Ostrander was granted 75,000 incentive stock options to purchase shares of common stock that vests pro rata over four (4) years. Mr. Ostrander will also be eligible for other benefits consistent with those received by our other executives.

On April 5, 2016, we entered into a four-year employment agreement with Ann A Rosar to serve as our Vice President of Finance, Controller and Corporate Secretary, which agreement was amended on January 1, 2017, June 29, 2017 and January 1, 2018 (collectively, the “Rosar Employment Agreement”). Pursuant to the Rosar Employment Agreement, as amended, Ms. Rosar received an annual base salary of $266,500 and was eligible for a discretionary performance bonus. In addition, Ms. Rosar’s agreement provided that if her employment was terminated for any reason, she or her estate as the case may be, would be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by her to the extent not previously paid (“Rosar Accrued Obligations”); provided, however, that if her employment was terminated without Just Cause (as defined in the employment agreement) or by Ms. Rosar for Good Reason (defined as a material breach of the terms of the employment agreement by us, which breach is not cured within thirty (30) days) then in addition to paying the Accrued Obligations, we were obligated to continue to pay her then current base salary for a period of four (4) months.

Ms. Rosar resigned as our Vice President of Finance and on March 7, 2019, we entered into an agreement pursuant to which, among other things, she was retained as our consultant, effective as of April 30, 2019 through December 31, 2019. In consideration of her continued services as a consultant, Ms. Rosar was paid her current monthly employee compensation for services performed for the month of April, an hourly rate thereafter for providing consulting services, will receive payment for unused paid time off and all vested options at the expiration of her provision of services will terminate five years from the date of grant (subject to her execution of a general release).

From April 1, 2019 until September 20, 2019, Robert J. Jakobs, served as our Vice President of Finance and Secretary. Mr. Jakobs joined our company on March 4, 2019 as Controller. Pursuant to our offer letter with Mr. Jakobs, Mr. Jakobs was entitled to an annual base salary of $220,000 and was eligible to receive an annual bonus of up to 20% of his annual salary. In addition, Mr. Jakobs was granted 75,000 incentive stock options to purchase shares of common stock vesting pro rata over four (4) years. Mr. Jakobs was also be eligible for other benefits consistent with those received by our other executives. On September 20, 2019, we entered into a separation agreement with Mr. Jakobs providing for, among other things, termination of Mr. Jakobs’ employment as the Company’s Vice President of Finance and a severance benefit equal to one months’ payment.

2019 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2019 regarding the compensation of our directors who at December 31, 2019 were not also named executive officers.

	Fees Earned
	or Paid	Option	Stock
Name and Principal Position	in Cash	Awards	Awards	Totals
John Monahan, PhD (1)	$61,500	$114,780	$—	$176,280
John K. A. Prendergast, PhD (2)	$221,000	$—	$318,000	$539,000
Edward Smith (1)	$72,500	$115,350	$—	$187,850

(1)

The stock options are computed in accordance with FASB ASC 718 and reflect the value of an option to purchase 150,000 shares of common stock granted on January 2, 2019 to each individual board member with 50% vesting on grant date, 30% vesting on the one year anniversary of the grant date and 10% vesting on the second and third year anniversaries of the grant date, subject to continued service as a board member through such date. The fair value of the options was calculated in accordance with FASB ASC 718, and the assumptions used are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2019 and 2018.

(2)

Restricted stock awards are computed in accordance with FASB ASC 718 and reflect the aggregate grant date fair value of 300,000 shares granted on January 2, 2019 with 50% vesting on grant date, 30% vesting on the one year anniversary of the grant date and 10% vesting on the second and third year anniversary of the grant date, subject to continued service as a board member through such date. The fair value of the restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. As of December 31, 2019, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

	Aggregate	Aggregate
	Number of	Number of
Name	Option Awards	Stock Awards
John Monahan, Ph.D.	175,018	–
John K. A. Prendergast, Ph.D.	41,059	300,000
Edward Smith	174,257	–

Our Compensation Committee conducted an evaluation of the compensation of the members of our board of directors with assistance from Korn Ferry. As described in additional detail above under “Executive Compensation,” Korn Ferry is the Compensation Committee’s independent compensation advisor and was engaged to provide analysis, guidance and considerations pursuant to our director pay program. Based on Korn Ferry’s review last year, the Compensation Committee determined that the director pay program was consistent with competitive market practices (relative to Heat Biologic’s publicly-traded peer group at that time), aligned with our overall philosophy and approach to director pay and reflective of desired competitive positioning. During the year ended December 31, 2019, and anticipated to remain the same for 2020, directors who are not employees receive an annual cash fee of $35,000 as well as a cash fee of $8,000 for service on the Audit Committee and $5,000 for service on each of the Compensation Committee and the Nominating and Governance Committee. In addition, the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional cash fee of $12,500, $8,500 and $7,000, respectively. The lead independent director receives a monthly fee of $14,000 for his services as lead independent director.

The following stock option and awards are excluded from the above table. Due to the price of our common stock, it was determined that the equity portion of our director pay program was not consistent with competitive market practices (relative to our publicly-traded peer group at that time). Accordingly, on January 2, 2020, after consultation with Korn Ferry, Dr. Monahan and Mr. Smith received an option grant each to purchase 150,000 shares of our common stock vesting 50% immediately, 30% on the one-year anniversary of the grant date, 10% shall vest on the two-year anniversary grant date, and the remaining 10% shall vest on the three-year anniversary grant date. These stock option grants provided to Dr.

Monahan and Mr. Smith will expire (10) years from the date of the grant, unless terminated earlier. For his services as lead independent director Dr. Prendergast received a grant of 400,000 restricted shares of common stock vesting 50% immediately, 30% on the one-year anniversary of the grant date, 10% shall vest on the two-year anniversary of the grant date, and the remaining 10% shall vest on the three-year anniversary of the grant date.

Item 12.        Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 30, 2020, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 23, 2020, we had 79,384,021 shares of common stock outstanding.

Security Ownership of Management and Certain Beneficial Owners

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Heat Biologics, Inc., 627 Davis Drive, Suite 400, Morrisville, North Carolina 27560. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

				Total
				Number of
			Shares	Shares
	Common		subject to	Beneficially	Percentage
Name of Beneficial Owner	Stock		Options (1)	Owned	Ownership
Executive Officers & Directors
Jeff T. Hutchins (Chief Scientific Officer and Chief Operating Officer)	143,140	(2)	347,572	490,712	*
John Monahan, Ph.D. (Director)	516		220,018	220,534	*
William L. Ostrander (Vice President of Finance and Secretary)	—		17,187	17,187	*
John K. A. Prendergast, Ph.D. (Director)	700,000	(3)	41,059	741,059	*
Ann A. Rosar (Former Vice President of Finance, Controller and Secretary)	51,539	(4)	64,088	115,627	*
Robert Jakobs (Former Vice President of Finance)	—		—	—	*
Edward Smith (Director) (5)	104,305		219,257	323,562	*
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (6)	3,917,763	(7)	711,868	4,629,631	5.8%

All Executive Officers and Directors, as a group (8 persons)	4,917,263		1,621,049	6,538,312	8.1%

5% or Greater Stockholders
Sabby Volatility Warrant Master Fund, Ltd (8)	4,300,000	(8)	—	4,300,000	5.4%

*     less than 1%

(1)	Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of March 31, 2019.
(2)	Includes 28,628 unvested shares received pursuant to a restricted stock award granted in January 2019.
(3)	Includes 260,000 unvested shares received pursuant to restricted stock awards granted in January 2019 and January 2020 that are subject to forfeiture.
(4)	Includes a 89,430 Restricted Stock Award granted January 2019 of which 44,715 was forfeited and 6,824 owned by Ms. Rosar.
(5)

Includes 103,304 shares of common stock owned by Aristar Capital Management, LLC, an entity of which Mr. Smith is the managing member and exercises investment discretion. Mr. Smith disclaims beneficial ownership of the 103,304 shares of common stock, except to the extent of any pecuniary interest (as defined in Rule 16a–1(a)(2) promulgated under the Exchange Act) that he may have in such entities.
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

(7)	Includes 1,600,000 unvested shares received pursuant to restricted stock awards granted in January 2018, January 2019, December 2019, and January 2020 that are subject to forfeiture.
(8)

Pursuant to a Schedule 13G filed by Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz on January 23, 2020, Sabby Management, LLC is the investment manager of Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz is the Manager of Sabby Management, LLC and in such capacity has the right to vote and dispose of the securities held by Sabby Volatility Warrant Master Fund, Ltd. The address of Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of Sabby Management, LLC is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. The address of Hal Mintz is c/o Sabby Management, LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

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

The following is a summary of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report on Form 10‑K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2019 Director Compensation” and Part III, Item 11. “Executive Compensation:”

Compensation paid to our executive officers during 2018 and 2019, equity awards granted to our executive officers and directors during 2018 and on January 2, 2019, as well as the terms of our consulting arrangement with Ann Rosar are disclosed under the sections of this Annual Report on Form 10‑K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2019 Director Compensation” and Part III, Item 11. “Executive Compensation.”

Indemnification agreements

Our third amended and restated certificate of incorporation contains provisions limiting the liability of directors and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors.

Independence of the Board of Directors

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Wolf, due to his position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Monahan, Dr. Prendergast and Mr. Smith are deemed to be “independent” as that term is defined under the rules of Nasdaq. See the section of this Annual Report on Form 10-K entitled “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.        Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2019 and 2018 by BDO USA, LLP.

	December 31,	December 31,
	2019	2018
Audit Fees and Expenses (1)	$321,175	310,000

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10‑K for the fiscal years ended December 31, 2019 and 2018:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2019 and 2018

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

Item 16.        Form 10‑K Summary

Not applicable.

Exhibit No.	Description

1.1

Common Stock Sales Agreement, dated January 18, 2018, by and between Heat Biologics, Inc. and H.C. Wainwright & Co., LLC (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 19, 2018 (File No. 001‑35994))

1.2

At Market Issuance Sales Agreement, dated April 3, 2019, by and between Heat Biologics, Inc. and B. Riley FBR, Inc. (previously filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on April 4, 2019 (File No. 001-35994))

3.1

Third Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on May 29, 2013 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 30, 2013 (File No. 333‑188365))

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on July 17, 2017 (File No. 001‑35994))

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 19, 2018 (File No. 001‑35994))

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8 K with the Securities and Exchange Commission March 23, 2018 (File No. 001 35994))

3.6

Amended and Restated Bylaws, dated October 17, 2019 (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on October 18, 2019 (File No. 001‑35994))

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. (previously filed as an exhibit to the Current Report on Form 8 K with the Securities and Exchange Commission on March 23, 2020 (File No. 001 35994))

4.1	2009 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))
4.2

First Amendment of the 2009 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

4.3

Second Amendment of the 2009 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

4.4

Third Amendment of the 2009 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

4.5

Fourth Amendment of the 2009 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

4.6

Specimen Common Stock Certificate of Heat Biologics, Inc. (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

4.7

Form of Stock Purchase Agreement by and among Heat Biologics, Inc. and the Series B investors (Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission) ## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

4.8	2014 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on June 13, 2014 (File No. 333‑196763))
4.9

Amended and Restated Heat Biologics, Inc. 2014 Stock Incentive Plan## (previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 22, 2015))

4.10	Form of Warrant (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on March 3, 2016 (File No. 001‑35994))
4.11	2017 Stock Incentive Plan## (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on July 11, 2017 (File No. 333‑219238))
4.12

Rights Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated March 11, 2018 (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on March 12, 2018 (File No. 001‑35994))

4.13	2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333‑219238))
4.14

Warrant Agency Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated May 2, 2018 (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on May 7, 2018 (File No. 001‑35994))

4.15	Common Stock Purchase Warrant (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on May 7, 2018 (File No. 001‑35994))
4.16	Form of Warrant (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on November 21, 2018 (File No. 001‑35994))
4.17

Amendment No. 1 to Rights Plan (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001‑35994))

4.18

Amendment No. 2 to the Rights Agreement dated as of March 10, 2020 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to the Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 13, 2020 (File No. 001-35994))

4.19	Form of Warrant (previously filed as an exhibit to Heat Biologic, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020 (File No. 001-35994)
4.20	Description of Securities of Heat Biologics, Inc.*
10.1

License Agreement (UMJ110) between the University of Miami and Heat Biologics, Inc. effective February 18, 2011** (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.2

License Agreement (97‑14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008**(previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.3

License Agreement (143) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 11, 2011** (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.4

License Agreement (D‑107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011** (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.5

License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011** (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.6

Common Stock Subscription Agreement between the University of Miami and Heat Biologics I, Inc. dated July 7, 2009 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.7

Employment Agreement with Jeffrey Wolf dated December 18, 2009## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.8

Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011## (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.9

Non-Exclusive Evaluation and Biological Material License Agreement with American Type Culture Collection effective April 12, 2011** (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.10

Manufacturing Services Agreement with Lonza Walkersville, Inc. dated as of October 20, 2011 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.11

Assignment and Assumption Agreement dated June 26, 2009 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.12

Termination Agreement UM97‑114 dated June 26, 2009 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.13

Amendment to License Agreement (UM97‑14) dated April 29, 2009 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.14

Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.15

Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013 (previously filed as an exhibit to the Registration Statement on Form S‑1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333‑188365))

10.16

Amendment to Employment Agreement, dated as of January 20, 2014 between the Company and Jeffrey Wolf## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 21, 2014 (File No. 001‑35994))

10.17	Lease Agreement dated January 24, 2014 (previously filed as an exhibit to the Annual Report on Form 10‑K with the Securities and Exchange Commission on March 31, 2014 (File No. 001‑35994))
10.18

License Agreement (UMK‑161) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective March 4, 2014** (previously filed as an exhibit to the Annual Report on Form 10‑K with the Securities and Exchange Commission on March 31, 2014 (File No. 001‑35994))

10.19	First Amendment to Lease (previously filed as an exhibit to the Annual Report on Form 10‑K with the Securities and Exchange Commission on March 27, 2015 (File No. 001‑35994))
10.20	Second Amendment to Lease (previously filed as an exhibit to the Annual Report on Form 10‑K with the Securities and Exchange Commission on March 27, 2015 (File No. 001‑35994))
10.21

Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on July 27, 2015 (File No. 001‑35994))

10.22

Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on July 27, 2015 (File No. 001‑35994))

10.23

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 11, 2016## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 15, 2016 (File No. 001‑35994))

10.24

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated April 1, 2016## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on April 7, 2016 (File No. 001‑35994))

10.25

Employment Agreement between the Company and Ann Rosar, dated April 1, 2016 ## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on April 7, 2016 (File No. 001‑35994))

10.26

Amendment to License Agreement (UM97‑14) between the University of Miami and Heat Biologics, Inc. effective July 26, 2016 (previously filed as an exhibit to the Quarterly Report on Form 10‑Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001‑35994))

10.27

Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers (previously filed as an exhibit to the Quarterly Report on Form 10‑Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001‑35994))

10.28

Exclusive License Agreement (UMIP‑114/Strbo) between the University of Miami and Zolovax, Inc., a wholly-owned subsidiary of Heat Biologics effective October 24, 2016 (previously filed as an exhibit to the Quarterly Report on Form 10‑Q with the Securities and Exchange Commission on November 10, 2016 (File No. 001‑35994))

10.29

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 1, 2017## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 4, 2017 (File No. 001‑35994)

10.30

Amendment to Employment Agreement between the Company and Ann Rosar, dated January 1, 2017## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 4, 2017 (File No. 001‑35994))

10.31

Employment Agreement between the Company and Jeff T. Hutchins, dated January 1, 2017## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 4, 2017 (File No. 001‑35994))

10.32	Form of Restricted Stock Unit Award Agreement## (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on January 4, 2017 (File No. 001‑35994))
10.33

Stock Purchase Agreement by and among Heat Biologics, Inc., with Pelican Therapeutics, Inc. (“Pelican”), and certain stockholders in Pelican (previously filed as an exhibit to the Current Report on Form 8‑K with the Securities and Exchange Commission on March 8, 2017 (File No. 001‑35994))

10.34

First Amendment to Exclusive License Agreement between The Regents of The University of Michigan and Heat Biologics, Inc. (UM File Number 3680) dated December 1, 2016 (previously filed as an exhibit to the Annual Report on Form 10‑K with the Securities and Exchange Commission on March 31, 2017 (File No. 001‑35994))

10.35

First Amendment to Stock Purchase Agreement dated March 29, 2017 by and among Heat Biologics, Inc., Pelican Therapeutics, Inc. and Josiah Hornblower as representative of the Stockholders (previously filed as an exhibit to the Annual Report on Form 10‑K with the Securities and Exchange Commission on March 31, 2017 (File No. 001‑35994))

10.36

Funding Commitment issued by Heat Biologics, Inc. dated April 6, 2017 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 7, 2017 (File No. 001‑35994)

10.37

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated July 11, 2008 (UM03‑31, UM05‑39)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001‑35994))

10.38

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 12, 2010 (UMI176)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001‑35994))

10.39

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated November 19, 2013 (UM‑143 and UMN‑106)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017) (File No. 001‑35994))

10.40

Amendment to License Agreement between Heat Biologics, Inc. and University of Miami dated April 20, 2009** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001‑35994))

10.41

Assignment and Assumption Agreement between Heat Biologics, Inc. and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated June 26, 2009 (UM03‑31, UM05‑39)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001‑35994))

10.42

Second Amendment to License Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) and University of Miami dated August 11, 2009 (UM03‑31, UM05‑39)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001‑35994))

10.43

Payment Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 19, 2012 (UMI176)** (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001‑35994))

10.44	CPRIT Grant (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 3, 2017** (File No. 001‑35994))
10.45

Amendment to Employment Agreement with Jeff T. Hutchins dated as of June 29, 2017## (filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001‑35994))

10.46

Amendment to Employment Agreement with Ann Rosar dated as of June 29, 2017## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001‑35994))

10.47

Amendment to Employment Agreement with Jeff T. Hutchins dated as of January 1, 2018## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 10, 2018 (File No. 001‑35994))

10.48

Amendment to Employment Agreement with Ann Rosar dated as of January 1, 2018## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 10, 2018 (File No. 001‑35994))

10.49

Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001‑35994))

10.50

Form of Non-Statutory Stock Option Agreement under the 2017 Stock Incentive Plan## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001‑35994))

10.51

Form of Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan## (previously filed as an exhibit 1to Heat Biologics, Inc.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001‑35994))

10.52

Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333‑219238))

10.53

Form of Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333‑219238))

10.54

Form of Notice of Award under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333‑219238))

10.55

Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S‑8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333‑219238))

10.56

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey T. Hutchins, effective as of January 1, 2019 ## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001‑35994))

10.57

Heat Biologics, Inc. Form of Restricted Stock Agreement (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001‑35994))

10.58

Agreement with Ann Rosar dated March 7, 2019## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 7, 2019 (File No. 001‑35994))

10.59

Offer Letter with Bob Jakobs dated March 7, 2019## (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 7, 2019 (File No. 001‑35994))

10.60

Attachment F to CPRIT Contract (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))

10.61

Lease between Durham KTP Tech 7, LLC and Heat Biologics, Inc. dated April 17, 2019 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))

10.62

Amendment No. 1 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 4, 2019)

10.63

Agreement by and between Heat Biologics, Inc. and Robert J. Jakobs, dated September 20, 2019 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2019 (File No. 001-35994))

10.64

Offer Letter by and between Heat Biologics, Inc. and William L. Ostrander, dated September 23, 2019 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2019 (File No. 001-35994))

10.65

Attachment F to CPRIT Contract (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2019 (File No. 001-35994))

10.66

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, effective as of January 1, 2020 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.67

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey T. Hutchins, effective as of January 1, 2020 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.68

Amendment to Offer Letter between Heat Biologics, Inc. and William Ostrander, effective as of January 1, 2020 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.69

Form of Restricted Stock Agreement (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.70

Form of Investor Agreement (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020 (File No. 001-35994))

10.71

Amendment no. 2 to the Heat Biologics 2018 Stock Incentive Plan (previously filed as Appendix D to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 24, 2020)

10.72	Form of Exchange Agreement (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2020 (File No. 001-35994))
21.1	List of Subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)*
31.1	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) *
31.2	Certification of William Ostrander Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a‑14(a)/15d‑14(a) *
32.1	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of William Ostrander, Principal Financial Officer and Principal Accounting Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*     Filed herewith.

##   Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

**   Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2020.

HEAT BIOLOGICS, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 30, 2020

By:	/s/ William Ostrander
William Ostrander
Vice President of Finance, and Secretary
(Principal Financial and Principal Accounting Officer)
Date: March 30, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Wolf, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	March 30, 2020

/s/ William L. Ostrander	Vice President of Finance, and Secretary	March 30, 2020
William L. Ostrander	(Principal Financial and Principal Accounting Officer)

/s/ John Monahan, Ph.D.	Director	March 30, 2020
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	March 30, 2020
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith	Director	March 30, 2020
Edward B. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heat Biologics, Inc.

Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heat Biologics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 upon adoption of Accounting Standards Codification (ASC) Topic 842, Leases, using the modified retrospective method.

Going Concern Uncertainty

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Raleigh, North Carolina

March 30, 2020

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	December 31,
	2019	2018

Current Assets
Cash and cash equivalents	$9,039,887	$22,154,251
Short-term investments	5,713,922	5,570,027
Accounts receivable	34,986	28,538
Prepaid expenses and other current assets	420,328	961,317
Total Current Assets	15,209,123	28,714,133

Property and Equipment, net	559,410	643,146

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	1,452,338	2,189,338
Operating lease right-of-use asset	2,287,500	—
Finance lease right-of-use asset	187,573	—
Deposits	394,637	351,220
Total Other Assets	10,188,048	8,406,558

Total Assets	$25,956,581	$37,763,837

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,503,342	$974,619
Deferred revenue, current portion	3,410,319	1,032,539
Contingent consideration, current portion	1,579,334	1,187,000
Operating lease liability, current portion	216,832	—
Finance lease liability, current portion	49,104	—
Accrued expenses and other liabilities	1,676,467	1,678,051
Total Current Liabilities	8,435,398	4,872,209

Long Term Liabilities
Other long-term liabilities	—	213,724
Deferred tax liability	361,911	316,733
Deferred revenue, net of current portion	200,000	200,000
Operating lease liability, net of current portion	1,519,574	—
Financing lease liability, net of current portion	142,667	—
Contingent consideration, net of current portion	2,139,181	1,918,225
Total Liabilities	12,798,731	7,520,891

Commitments and Contingencies (Note 9 and 13)

Stockholders' Equity
Common stock, $.0002 par value; 100,000,000 shares authorized, 33,785,999 and 32,492,144 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	6,757	6,499
Additional paid-in capital	118,173,843	114,883,135
Accumulated deficit	(104,597,748)	(84,580,180)
Accumulated other comprehensive loss	(11,250)	(19,904)
Total Stockholders' Equity - Heat Biologics, Inc.	13,571,602	30,289,550
Non-Controlling Interest	(413,752)	(46,604)
Total Stockholders' Equity	13,157,850	30,242,946

Total Liabilities and Stockholders' Equity	$25,956,581	$37,763,837

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	December 31,
	2019	2018
Revenue:
Grant and licensing revenue	$3,049,104	$5,793,849

Operating expenses:
Research and development	13,013,604	16,233,014
General and administrative	9,431,015	7,025,212
Goodwill impairment loss	737,000	—
Change in fair value of contingent consideration	613,290	495,936
Total operating expenses	23,794,909	23,754,162

Loss from operations	(20,745,805)	(17,960,313)

Interest income	431,824	265,752
Other (expense) income, net	(25,557)	117,780
Total non-operating income	406,267	383,532

Net loss before income taxes	(20,339,538)	(17,576,781)
Income tax (expense) benefit	(45,178)	985,488
Net loss	(20,384,716)	(16,591,293)
Net loss - non-controlling interest	(367,148)	(857,439)
Net loss attributable to Heat Biologics, Inc.	$(20,017,568)	$(15,733,854)

Net loss per share attributable to Heat Biologics, Inc.-
Net loss per share attributable to Heat Biologics, Inc.-basic and diluted	$(0.60)	$(0.90)

Weighted-average number of common shares used in net loss per share attributable to common stockholders -
Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	33,281,817	17,485,461

Other comprehensive loss:
Net loss	(20,384,716)	(16,591,293)
Unrealized gain on foreign currency translation	8,654	146,121
Total other comprehensive loss	(20,376,062)	(16,445,172)
Comprehensive loss attributable to non-controlling interest	(367,148)	(857,439)
Comprehensive loss	$(20,008,914)	$(15,587,733)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2017	$840	$76,382,262	$(68,846,326)	$(166,025)	$(1,589,842)	$5,780,909
Public offering, 14,375,000 shares, net of underwriters discounts	2,875	20,697,122	—	—	—	20,699,997
Public offering, 9,200,000 shares, net of underwriters discounts	1,840	13,798,160	—	—	—	13,800,000
Exercise of warrants, 3,054,667 shares	611	4,837,982	—	—	—	4,838,593
Issuance of common stock, 1,566,997	314	3,909,779	—	—	—	3,910,093
Acquisition of non-controlling interest of Heat I/Pelican	7	(2,400,684)	—	—	2,400,677	—
Stock issuance costs	—	(3,130,133)	—	—	—	(3,130,133)
Stock-based compensation	12	788,647	—	—	—	788,659
Other comprehensive income	—	—	—	146,121	—	146,121
Net loss	—	—	(15,733,854)	—	(857,439)	(16,591,293)
Balance at December 31, 2018	6,499	114,883,135	(84,580,180)	(19,904)	(46,604)	30,242,946
Issuance of common stock, 90,300 shares	18	18,880	—	—	—	18,898
Exercise of stock options, 2,000 shares	—	2,120	—	—	—	2,120
Issuance of common stock from vesting of restricted stock awards, 1,201,555 shares	240	(240)	—	—	—	—
Stock based compensation	—	3,269,948	—	—	—	3,269,948
Other comprehensive loss	—	—	—	8,654	—	8,654
Net loss	—	—	(20,017,568)	—	(367,148)	(20,384,716)
Balance at December 31, 2019	$6,757	$118,173,843	$(104,597,748)	$(11,250)	$(413,752)	$13,157,850

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(20,384,716)	$(16,591,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	737,000	—
Depreciation and amortization	232,506	237,318
Noncash lease expense	39,116	—
Noncash interest expense	954
Loss on disposal of equipment	11,998	—
Stock-based compensation	3,269,948	788,659
Change in fair value of contingent consideration	613,290	495,936
Unrealized gain on investments	(5,457)	131
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(6,472)	(14,094)
Prepaid expenses and other current assets	540,789	1,000,961
Deferred financing costs	—	30,000
Operating lease right-of-use asset	(590,210)	—
Accounts payable	529,269	(55,820)
Deferred revenue	2,377,780	(5,793,849)
Deferred tax liability	45,178	(985,487)
Accrued expenses and other liabilities	8,518	(595,896)
Other long-term liabilities	(213,724)	53,165
Deposits	(43,417)	(281,422)
Net Cash Used in Operating Activities	(12,837,650)	(21,711,691)

Cash Flows from Investing Activities
Purchase of short-term investments	(138,438)	(5,570,158)
Purchase of property and equipment	(265,188)	(593,573)
Proceeds from sale of property and equipment	109,630	—
Net Cash Used in Investing Activities	(293,996)	(6,163,731)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discounts	—	34,499,997
Proceeds from the issuance of common stock, net of commissions	18,898	3,910,093
Proceeds from exercise of stock options	2,120	—
Proceeds from exercise of warrants	—	4,838,593
Stock issuance costs	—	(3,130,133)
Repayments on principal of finance lease	(1,966)	—
Net Cash Provided by Financing Activities	19,052	40,118,550

Effect of exchange rate changes on cash and cash equivalents	(1,770)	145,764

Net (Decrease) Increase in Cash and Cash Equivalents	(13,114,364)	12,388,892

Cash and Cash Equivalents – Beginning of Period	22,154,251	9,765,359

Cash and Cash Equivalents – End of Period	$9,039,887	$22,154,251

Supplemental Disclosure for Cash Flow Information:
Operating lease right-of-use assets obtained with lease liabilities	$1,945,617	$—
Finance lease right-of-use assets obtained with lease liabilities	$192,783	$—
Acquisition of non-controlling interest of Heat I/Pelican	$—	$2,400,677

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization

Heat Biologics is a biopharmaceutical company developing immunotherapies focused on activating a patient’s immune system against cancer through T-cell activation and expansion. Our T-cell Activation Platform (TCAP), includes two variations for intradermal administration, Immune Pan-antigen Cytotoxic Therapy (ImPACT®) and Combination Pan-antigen Cytotoxic Therapy (ComPACT™). HS-110 (viagenpumatucel-L) is our first biologic product candidate in a series of proprietary ImPACT® based immunotherapies designed to stimulate a patient’s own T-cells to destroy cancer. HS-130 is an allogeneic (“off-the-shelf”) cell line engineered to express the extracellular domain of OX40 ligand fusion protein (OX40L-Fc), a key costimulator of T-cells, with the potential to augment antigen-specific CD8+ T-cell response. To further augment antigen experienced T-cell activation and expansion, we are also developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting TNFRSF25 for systemic administration. These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed recruiting patients in our Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial, have dosed our first patient in our first Phase 1 clinical trial of HS-130 and anticipate clearance by the U.S. Food & Drug Administration (FDA) of an IND for our PTX-35 program in the second quarter of 2020. We are also providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.

In July 2019, we completed patient enrollment in our Phase 2 clinical trial for HS-110 in advanced NSCLC, that administered HS-110 in combination with either Bristol-Myers Squibb’s anti-PD1 checkpoint inhibitor nivolumab (Opdivo®) or more recently, Merck & Co., Inc.’s (Merck’s) anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®). We also announced interim results of this study in June 2019. We believe that this data may represent the first Phase 2 data showing clinical activity of a checkpoint inhibitor combination in NSCLC patients whose disease has progressed after prior treatment with a checkpoint inhibitor (CPI).

Our T-cell Activation Platform (TCAP), which includes a variation of two TCAPs, ImPACT ® and ComPACT ™, is designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology cocktail to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

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

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. When a cell abnormally dies through necrosis or infection, gp96 is

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein, or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context, gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate professional antigen presenting cells (APCs), such as dendritic cells that upregulate T-cell costimulatory ligands, major histocompatibility (MHC) molecules and immune activating cytokines. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for our T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

ComPACT™, our second TCAP, is a dual-acting immunotherapy designed to deliver antigen-driven T-cell activation and specific co-stimulation in a single product. ComPACT™ is designed to help unlock the body’s natural defenses and builds upon ImPACT ® by providing specific co-stimulation to enhance T-cell activation and expansion. This technology has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products. The potential advantages of ComPACT™ include: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) serving as a booster to expand the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective in the body after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally and the draining lymph nodes, which drive targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) a potential paradigm shift that is designed to simplify combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

Pelican Therapeutics, Inc. (“Pelican”), our majority owned subsidiary, is a biotechnology company focused on the development of biologic based therapies designed to activate the immune system.

Pelican is developing an agonist mAb, PTX-35, against T-cell costimulatory receptor, TNFRSF25. PTX-35 has completed IND-enabling activities in preparation for a first-in-human (FIH) trial for an oncology indication. PTX-35 is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with ImPACT ® and ComPACT ™ platform immunotherapies, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches, including PTX-45, a human TL1A-lg like fusion protein designed as a shorter half-life agonist of TNFRSF25.

We have completed patient enrollment in our HS-110 Phase 2 combination immunotherapy trial, dosed our first patient in our first Phase 1 clinical trial of HS-130, advanced pre-clinical development of Pelican assets in anticipation of clearance by the FDA of an IND submission in the second quarter of 2020, and provided general and administrative support for these operations while protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we (1) complete the ongoing clinical trials of our product candidates; (2) maintain, expand and protect our intellectual property portfolio; (3) seek to obtain regulatory approvals for our product candidates; (4) continue our research and development efforts; (5) add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and (6) operate as a public company

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All share numbers in the consolidated financial statements and footnotes below have been adjusted for the one-for-ten reverse stock split effective January 19, 2018.

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics I, Inc. (“Heat I”) Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd, Zolovax, Inc., Delphi Therapeutics, Inc., and Scorpion Biosciences, Inc. Additionally, beginning April 28, 2017 the accompanying consolidated financials include Pelican. As of December 31, 2019, there was no activity for Delphi Therapeutics, Inc. or Scorpion Biosciences, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2019 and 2018, Heat held 100% controlling interest in Heat I. The December 31, 2019 and 2018 year-end financials include 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

Liquidity and Going Concern

The Company has an accumulated deficit of $104.6  million as of December 31, 2019 and a net loss of approximately $20.4 million for the year ended December 31, 2019 and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seek marketing approval for, its product candidates and as the Company continues to fund the Pelican matching funds required in order to access the CPRIT Grant. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures in light of its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for,

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

but not limited to, useful lives of fixed assets, contingent consideration, valuation of goodwill and IPR&D, income taxes and stock-based compensation. Actual results may differ from those estimates.

Segments

The Company has one reportable segment – the development of immunotherapies designed to activate and expand a patient’s T-cell mediated immune system against cancer.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2019 and 2018, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2019 was $8,474,836. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are capitalized. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment, three years for computer equipment, and eight years for both furniture and fixtures and leasehold improvements.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Assets and liabilities measured at fair value are classified in their entirety

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The Company’s cash equivalents are classified within Level I of the fair value hierarchy.

As of December 31, 2019 and 2018, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2019 or 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,713,922	$5,713,922	—	—
Liabilities:
Contingent consideration	$3,718,515	—	—	$3,718,515

	As of December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,570,027	$5,750,027	—	—
Liabilities:
Contingent consideration	$3,105,225	—	—	$3,105,225

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2019:

Contingent
Consideration
Balance at December 31, 2017	$2,609,289
Change in fair value	495,936
Balance at December 31, 2018	$3,105,225
Change in fair value	613,290
Balance at December 31, 2019	$3,718,515

The change in the fair value of the contingent consideration of $613,290 and $495,936 for the years ended December 31, 2019 and 2018 was primarily due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of December 31, 2019 and 2018:

As of December 31, 2019
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2020-2026
		Discount rate	7.83%
		Probability of occurrence	2.1% to 82%

As of December 31, 2018
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2019-2025
		Discount rate	7.20%
		Probability of occurrence	1.6% to 62.5%

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019 and 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2019 and 2018, the Company had no such accruals.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee directors using a fair value method that requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The fair value of restricted stock units is estimated based on the closing price of the Company’s stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the years ended December 31, 2019 and 2018 represents the average time that options are expected to be outstanding based on the average of the vesting term and the contractual term of the option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests is the result of the Company’s consolidation of subsidiaries of which it does not own 100%. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican, a related party prior to acquisition, for 35,000 shares of the Company’s common stock. The stock exchange resulted in the Company owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. The Company’s net loss attributable to non-controlling interests relates to the 15% ownership of Pelican that Heat does not own as of December 31, 2019 and 2018.

Revenue Recognition

Effective January 1, 2019, the Company has adopted ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The Company’s sole source of revenue is grant revenue related to the CPRIT contract, which is being accounted for under ASC 958 as a conditional non-exchange contribution.

The CPRIT grant covers the periods from June 1, 2017 through May 31, 2020, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded after we have fulfilled every requirement of the grant and the grant has been approved to be finalized. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of December 31, 2019, the deferred revenue balance was $3.4 million with $10.3 million recognized as revenue since contract inception.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. See Note 7 regarding impairment at December 31, 2019.

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

Deferred Revenue

Deferred revenue is comprised of proceeds of $3.4 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

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

Impact of Recently Issued Accounting Standards:

In November 2018, the FASB issued ASU 2018‑18: Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU, in part, requires that certain transactions with collaboration partners be excluded from revenue recognized under Topic 606. ASU 2018‑18 is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020 and there was no material effect on the recognition or measurement of revenue in the Company’s financial statements.

In June 2018, the FASB issued ASU 2018‑07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018‑07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted this ASU in the first quarter of 2019 and there was no material effect on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018‑08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018‑08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of 2019 and there was no material effect on the recognition or measurement of revenue in the Company’s financial statements.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease and requires disclosure of certain information about leasing arrangements. Generally, a lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides it with both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company adopted the standard on January 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited comparative financial statements. The Company has determined that its leases, consisting of leases for office and laboratory space without optional terms or variable components, are operating leases. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and associated lease liabilities of $520,399 and $528,253, respectively, as of January 1, 2019 on the consolidated balance sheet with no cumulative impact to accumulated deficit and did not have a material impact on the Company’s results of operations or cash flows.

3.        Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of December 31, 2019 and 2018. Unrealized gains and losses on securities are reported in the statement of operation. Short-term investments at December 31, 2019 and 2018 consisted of mutual funds with fair values of $5.7 million and $5.6 million, respectively.

4.        Acquisition of Pelican Therapeutics

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

•	$2.0 million upon Pelican’s dosing of the first patient in its first Phase 1 trial for an oncology indication;
•	$1.5 million upon Pelican’s dosing of the first patient in its first Phase 2 trial for an oncology indication;
•	$3.0 million upon successful outcome of the first Phase 2 trial for an oncology indication;
•	$6.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for an oncology indication;
•	$3.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for a non- oncology indication;
•	$7.5 million upon successful outcome of the first Phase 3 trial for an oncology indication;
•	$3.0 million upon successful outcome of the first Phase 3 trial for a non-oncology indication;
•	$7.5 million upon acceptance of a Biologics License Application (BLA) submission for an oncology indication;
•	$3.0 million upon acceptance of a BLA submission for a non-oncology indication;
•	$7.5 million upon first product indication approval in the United States or Europe for an oncology indication;
•	$3.0 million upon first product indication approval in the United States or Europe for a non-oncology indication.

The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach, at a discount of 7.83% based on

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the median yield of publicly traded non-investment grade debt of companies in the pharmaceutical industry. As discussed in Note 2, the Company estimates the fair value of the contingent consideration on a quarterly basis.

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

5.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,
	2019	2018
Prepaid manufacturing expense	148,156	559,110
Prepaid insurance	120,851	284,931
Other prepaid expenses and current assets	132,162	117,261
Other current assets	19,159	15
	$420,328	$961,317

6.        Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,
	2019	2018
Lab equipment	$1,311,853	$1,218,532
Computers	53,065	9,445
Furniture and fixtures	50,453	38,589
Leasehold improvements	14,259	58,146
Total	1,429,630	1,324,712
Accumulated depreciation	(870,220)	(681,566)

Property and equipment, net	$559,410	$643,146

Depreciation expense totaled $227,296 and $237,318 for the years ended December 31, 2019 and 2018, respectively.

7.        Goodwill and In-process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 4. The Company performs an annual impairment test at the reporting unit level. However, during the year ended December 31, 2019, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that as of September 30, 2019 it was more likely than not that the

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an interim impairment analysis as of that date using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to ASU 2017-04, the Company recorded a goodwill impairment charge for the excess of the reporting unit’s carrying value over its fair value. During the year ended December 31, 2019, goodwill with a total carrying value of $2.2 million was written down to $1.5 million and an impairment charge of $0.7 million was recorded. The Company determined that the fair value of the IPR&D was in excess of its carrying value as of December 31, 2019 and 2018 and therefore no impairment was recorded for the IPR&D.

The following table provides a rollforward of the Company’s goodwill as of December 31, 2018 and 2019:

Goodwill
Goodwill from acquisition of Pelican	$2,189,338
Balance at December 31, 2018	2,189,338
Goodwill impairment loss	(737,000)
Balance at December 31, 2019	$1,452,338

The following table provides a rollforward of the Company’s in-process R&D as of December 31, 2018. There was no change in in-process R&D during 2019.

In-process
R&D
In-process R&D from acquisition of Pelican	$5,866,000
Balance at December 31, 2018	$5,866,000

.

8.        Accrued Expenses

Accrued expenses consist of the following at:

	December 31,	December 31,
	2019	2018

Accrued clinical trial expenses	$1,156,618	$919,750
Compensation and related benefits	303,870	628,147
Patent fees	—	40,000
Deferred rent	—	7,854
Other expenses	215,979	82,300
	$1,676,467	$1,678,051

9.        License Agreements

•     University of Miami

•

Beginning in 2008, the Company has entered into various agreements with the University of Miami (“UM”) for intellectual and tangible property rights relating to the ImPACT®, technology activities (“License Agreement 03‑31, 05‑39” and “License Agreement 97‑14”, or collectively “License Agreements”). These license agreements were subsequently assigned to the Company’s subsidiary Heat Biologics I, Inc. (Heat I) which issued to UM shares of its common stock representing seven and one-half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

The Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 that are due on the anniversary date of the agreement for License Agreement 97‑14. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. In July 2016, the Company and UM entered into an amendment which replaced the milestone payment of $250,000 by approval of a BLA for the lung cancer vaccine with a payment of $500,000 upon approval of an NDA for a lung cancer vaccine covered by Patent Rights.

•	In August 2009, Heat I and UM entered into a second amendment (“Amendment 2”) to License Agreement 97‑14 to extend the foregoing payment due dates for all past due license fees and patent costs.
•

On February 18, 2011, Heat I entered into a license agreement (“SS114A”) with UM to obtain additional technology related to License Agreement 97‑14. Heat I agreed to reimburse UM for all past patent costs of $37,381. As partial consideration for SS114A, Heat II agreed to grant back certain exclusive rights to UM.

•

On February 18, 2011, Heat I entered into a license agreement (“143”) with UM to obtain additional technology related to License Agreement 97‑14. In consideration for 143, Heat I agreed to pay UM a fee of $50,000 and reimburse them for past patent costs of $14,158.

•

On February 18, 2011, Heat I entered into a license agreement (“J110”) with UM to obtain additional technology related to License Agreement 97‑14. In consideration for J110, Heat I agreed to pay UM a fee of $10,000 and reimburse them for past patent costs of $1,055.

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

•

On October 25, 2016, the Company entered into an exclusive license agreement with UM for the license and development of intellectual property related to its gp96 platform to target the Zika virus and other infectious diseases. As consideration for the rights granted in this license agreement the Company is obligated to pay UM an upfront license fee of $20,000 and nominal annual maintenance fees over the initial ten years that total $82,000 and increasing thereafter. The Company is obligated to pay royalties equal to a percentage (mid-single digits) of net sales of products covered by the patent-related rights, subject to reduction if additional licenses from third parties are required to commercialize licensed products.

•      University of Miami - Pelican

For each agreement, the Company agreed to make minimum royalty payments of $10,000 for three years beginning 2010 due on the anniversary date of the agreements to the University of Miami. Beginning in 2013, and thereafter for the life of the agreements, the minimum royalty payments shall be $20,000 due on the same date.

License 0331, 0539:

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

License I176:

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

UMM143:

•

On November 19, 2013, Pelican entered into another license agreement (“UMM143”) with UM for an exclusive license of complimentary technology and patent rights. Pelican agreed to pay UM a license issue fee of $35,000 and agreed to make minimum royalty payments if the I176 license agreement is terminated. No minimum royalty payments or milestone payments are due for any year in which the I176 license agreement is in force. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.

•      Other License Agreements

•

On April 12, 2011, the Company entered into a non-exclusive evaluation and biological material license agreement with a not-for-profit corporation for evaluation and production of vaccines. In consideration for the evaluation and commercial use license, the Company agreed to pay the not-for-profit corporation a fee of $5,000 and $50,000, respectively. The Company has the option to renew the license once the original term has expired. Milestone payments are due upon certain events agreed upon by Heat and the not-for-profit corporation. In December 2015, the Company amended the evaluation and biological material license agreement to add additional cell lines in exchange for a one-time payment of $1,000.

•

On August 30, 2010, the Company entered into an option agreement with the University of Michigan (“University”) to acquire the right to negotiate an exclusive license for certain materials which include cancer cells and all unmodified derivatives of these cells. An option fee of $2,000 was paid on September 8, 2010 to grant a period of nine months for this consideration. In July 2011, the Company exercised the option to acquire the license for $10,000.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inasmuch as the technology that the Company out-licensed is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.

Future minimum royalty payments by the Company for licenses as of December 31, 2019 are as follows (in thousands):

Year ended December 31,

2020	$103
2021	228
2022	784
2023	74
2024	—
Total	$1,189

10.        Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract initially covered a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2020. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 will be awarded after we have fulfilled every requirement of the grant and the grant has been approved to be finalized.

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

Through December 31, 2019, $10.3 million of grant funding received to date has been recognized as revenue.

11.        Stockholders’ Equity

Authorized Capital

Heat has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, there were no outstanding shares of Preferred Stock.

Heat had 100,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2019 and 2018. On March 20, 2020, an amendment to increase the authorized shares of common stock to 250,000,000 was filed. As of December 31, 2019, and 2018, 33,785,999 and 32,492,144 common stock shares were issued and outstanding as of December 31, 2019 and 2018, respectively.

Financings

On January 18, 2018, the Company entered into a Common Stock Sales Agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, (“HCW”) as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, for the sale of up to $3.7 million of shares of the Company’s common stock and on March 15, 2018 filed with the SEC a prospectus supplement for an additional aggregate offering of up to $1.3 million

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of Common Stock. Sales of shares of Common Stock have been made pursuant to the Company’s shelf registration statement on Form S‑3 (File No. 333‑221201) filed with the U.S. Securities and Exchange Commission (“SEC”), dated November 13, 2017 (“2017 Shelf”). As of December 31, 2018, the Company sold an aggregate of 1,566,997 shares of common stock under the HCW Sales Agreement resulting in net proceeds of approximately $3.8 million.

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

In connection with the May 7, 2018 public offering, the Company issued 9,500,000 pre-funded warrants and 7,187,500 common stock warrants each of which are exercisable for one share of common stock. The pre-funded warrants had an exercise price of $0.01 per share and as of December 31, 2019 all pre-funded warrants have been exercised. The common stock warrants have an exercise price of $1.584 per share and expire five years from the issuance date. As of December 31, 2019, 3,054,667 common stock warrants have been exercised. The warrants have been accounted for as equity instruments. The fair value of the common stock warrants of approximately $7.8 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 5 years, risk free rate of 2.78%,  0% dividend yield, volatility of 124.14%, and share price of $1.30 per share based on the trading price of the Company’s common stock.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of which 1,738 warrants remain outstanding. The warrants have an exercise price of $4.80 per share and expire ten years from the issuance date.

During the year ended December 31, 2018, 3,054,667 common stock warrants have been exercised and 12,500 common stock warrants have expired. No warrants were issued or exercised during the same period in 2019. As of December 31, 2019 the Company has outstanding warrants to purchase 4,600,000 shares of common stock issuable at $1.65 per share, 4,132,833 shares of common stock issuable at $1.584 per share, 296,159 shares of common stock issuable at $10.00 per share; and warrants to purchase 1,738 shares of common stock issuable at $4.80 per share. These warrants do not meet the criteria required to be classified as liability awards and therefore are treated as equity awards.

The Company has a total of 9,030,730 warrants outstanding at a weighted average exercise price of $1.89 to purchase its common stock as of December 31, 2019. These warrants are summarized as follows:

Issuance Date	Number of Shares	Exercise Price	Expiration Date
3/10/2011	1,738	$4.80	3/10/2021
3/23/2016	296,159	$10.00	3/23/2021
5/7/2018	4,132,833	$1.58	5/8/2023
11/26/2018	4,600,000	$1.65	11/26/2023

The following table summarizes the warrant activity of the Company’s common stock warrants. There were no changes in the Company’s outstanding warrants during 2019:

Common Stock
Warrants
Outstanding, December 31, 2017	310,397
Issued	11,787,500
Exercised	(3,054,667)
Expired	(12,500)
Outstanding, December 31, 2018	9,030,730

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

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 21,739 to 65,217. The Company amended the 2009 Plan to increase the number of shares available for issuance to 86,957. The 2009 Plan expired in September 2019, however all options outstanding at the time of expiration remained outstanding and exercisable by their term. As of December 31, 2019 and 2018, there were 47,267 and 23,799 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the 2014 Stock Option Plan of Heat Biologics, Inc. (the “2014 Plan”), under which the Company is authorized to grant 50,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 60,000 and in 2016, the stockholders approved an amendment that allowed the Company to grant up to 300,000 awards in total. As of December 31, 2019 and 2018, there were 228,276 and 263,484 stock options outstanding under the 2014 Plan, respectively.

2017 Stock Incentive Plan

In June 2017, the stockholders approved the 2017 Stock Incentive Plan of Heat Biologics, Inc. (the “2017 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2017 Plan. As of December 31, 2019 and 2018 there were 345,383 and 234,540 stock options outstanding under the 2017 Plan, respectively.

2018 Stock Incentive Plan

In October 2018, the stockholders approved the 2018 Stock Incentive Plan of Heat Biologics, Inc. (the “2018 Plan”), under which the Company is authorized to grant 4,000,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2018 Plan. At our 2019 Annual Meeting of Stockholders, the stockholders approved an amendment to the Plan to increase the number of shares by 4,000,000. As of December 31, 2019 and 2018 there were 3,729,264 and nil stock options outstanding under the 2018 plan, respectively.

There are 3,219,346 stock options remaining available for grant under the Plans. The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the years ended
	December 31,
	2019	2018
Employee stock options	$1,349,089	$443,684
Non-employee stock options	351,812	20,420
Employee stock awards	1,243,526	318,186
Non-employee stock awards	325,521	6,369
	$3,269,948	$788,659

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the years ended December 31, 2019, and 2018, we recorded $3,269,948, and $788,659 of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2019 and 2018.

Stock Options - Under the Plan, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the years ended December 31, 2019, and 2018, we issued options that expire ten years from the date of grant.

Fair Value Determination -  We have used the Black-Scholes-Merton option pricing model to determine fair value of our stock option awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following weighted-average assumptions were used for option grants during the years ended December 31, 2019 and 2018:

•

Volatility –  The Company used an average historical stock price volatility based on an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms, as the Company had a limited to no trading history for its common stock.

•

Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

•	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

•	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.

•

Forfeitures – As required by ASC 718, the Company reviews recent forfeitures and stock compensation expense. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, the Company conducts a sensitivity analysis of the forfeiture rate. Based on these evaluations the Company currently does not apply a forfeiture rate.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2019 and 2018:

December 31,
	2019	2018
Dividend yield	—%	—%
Expected volatility	89.59-91.03%	83.63-121.81%
Risk-free interest rate	1.63-2.52%	2.32-2.98%
Expected lives (years)	5.4-6.3	5.1-6.3

Stock Option Activity -  The weighted-average fair value of options granted during the years ended December 31, 2019 and 2018, as determined under the Black-Scholes valuation model, was $0.75 and $2.65, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contractual Life
Stock options outstanding at December 31, 2017	266,810	$19.57
Granted	221,410	3.57
Cancelled and expired	(22,917)	26.97
Stock options outstanding at December 31, 2018	465,303	11.60
Granted	2,920,021	1.03
Exercised	(2,000)	1.06
Forfeited/Expired	(319,688)	1.76
Stock options outstanding at December 31, 2019	3,063,636	$2.56	8.57	Years
Stock options exercisable at December 31, 2019	1,337,600	$4.21	8.23	Years

Unrecognized compensation expense related to unvested stock options was $1.0 million as of December 31, 2019, which is expected to be recognized over a weighted-average period of 1.3 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plan, we have issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors and Executives vest 50% on grant date, 30% on the first anniversary and 10% each anniversary thereafter. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2019 and 2018:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2018	—	$—
Granted	2,479,179	0.85
Vested	(1,179,811)	0.84
Cancelled	(44,715)	1.06
Restricted stock at December 31, 2019	1,254,653	$0.86

RSUs - Under the Plan, we issued time-based RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs will result in the delivery of shares in one-fourth increments commencing on the award date. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date. We recognize the grant date fair value of RSUs of shares we expect to issue as compensation expense ratably over the requisite service period.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the RSU activity during the years ended December 31, 2019 and 2018:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2017	21,826	$8.68
Granted	99,614	3.97
Vested	(59,794)	4.59
Cancelled	(5,126)	5.93
RSUs at December 31, 2018	56,520	$4.95
Vested	(21,744)	5.34
Cancelled	(4,750)	5.63
RSUs at December 31, 2019	30,026	$4.33

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019 and 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, the Company had no such accruals.

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	2019	2018
Current Expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Expense:
Federal	$45,178	$(985,488)
State	—	—
Foreign	—	—
Total	$45,178	$(985,488)

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21 % United States statutory income tax rate were as follows:

	2019	2018
Federal income tax expense at statutory rate:	$(4,271,000)	$(3,577,000)
Increase (reduction) in income tax resulting from:
State Income Taxes	(581,000)	(207,000)
Foreign Rate Differential	(9,000)	(17,000)
Nondeductible Expenses	15,000	7,000
Prior Period True-Up - Pelican	—	208,000
Research & Development Credit	(772,000)	(763,000)
Stock Based Compensation	132,000	60,000
Excess Executive Compensation	295,000	—
Goodwill Impairment	155,000
Reserve for Loss Carryforwards Limited by Sec. 382	8,000	22,000
Other	74,178	25,512
Increase in Valuation Allowance	4,999,000	3,256,000
	$45,178	$(985,488)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2019 and December 31, 2018:

	2019	2018
Deferred tax assets:
Net Operating Loss Carryforward	$22,278,013	$18,731,555
R&D Credits	3,829,550	2,729,737
Stock Compensation	878,094	744,506
Contingent Consideration	854,129	713,259
Lease Liability	9,950	—
Other Accrued Expenses	20,797	—

Deferred tax assets	27,870,533	22,919,057

Deferred tax liabilities:
Property, plant and equipment, primarily due to differences in depreciation	(91,764)	(127,140)
Other Accrued Expenses	—	(11,926)
Intangible Assets	(1,347,399)	(1,302,220)

Deferred tax liabilities	(1,439,163)	(1,441,286)

Valuation allowance	(26,793,281)	(21,794,504)

Net deferred tax assets (liabilities)	$(361,911)	$(316,733)

At December 31, 2019 and December 31, 2018, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $21,794,504 at December 31, 2018 to $26,793,281 at December 31, 2019. Net Operating Losses created in years beginning after 2017 now only offset 80% of Taxable Income but no longer have a 20 year expiration. As such, NOL’s created after 2018 can be used to offset indefinite lived liabilities up to 80%.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2019, the Company has federal net operating loss carryforwards of approximately $100,199,714, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income. However, due to potential Section 382 limitations (discussed in further detail below) a reserve has been set up for the Pelican Therapeutics NOL of $(2,380,864). The federal net operating loss carryforwards begin to expire in 2029. The Company has various state net operating loss carryforwards totaling approximately $87,841,606 including $2,464,819 from Pelican Therapeutics, which are available to offset future state taxable income. State net operating losses begin to expire in 2024. The Company has various foreign net operating loss carryforwards of approximately $96,032. The foreign net operating loss carryforwards are carried forward indefinitely. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019, and 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2019, and 2018, the Company had no such accruals.

The Company files income tax returns in the United States, various state and foreign jurisdictions. The Company is subject to examination by taxing authorities for the tax years ended December 31, 2009 through 2018.

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

13. Leases

As described in Note 2, effective January 1, 2019, the Company adopted ASC 842 using the optional transition method, applying no practical expedients. In accordance with the optional transition method, the Company did not recast the prior period consolidated financial statements. The lease term is the noncancelable period of the lease. There are no termination provisions or renewal periods reasonably certain of exercise or options controlled by the lessor.

The Company conducts its operations from leased facilities in Morrisville, North Carolina, and San Antonio, Texas, the leases for which will expire in 2027 and 2023. The leases are for general office space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 1, 2019, commencement date of our Morrisville, North Carolina lease, a right-of-use asset of $2.0 million and a liability of $1.4 million were recorded on our balance sheet. Total cash paid for operating leases during the year ended December 31, 2019 was $0.7 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 6.2%.

The Company’s lease cost reflected in the accompanying Statements of Operations and Comprehensive loss as follows:

For the Year Ended December 31, 2019
Operating lease cost	$191,737
Finance lease cost
Amortization of lease assets	5,210
Interest on lease liabilities	954
Lease cost	$6,164

The weighted average remaining lease term and incremental borrowing rate as of December 31, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	7 years
Finance leases	3 years
Weighted average discount rate
Operating leases	6.58%
Finance leases	6.17%

Maturities of operating and finance lease liabilities as of December 31, 2019 were as follows:

For the year ending December 31:	Operating Leases	Finance Leases	Total
2020	$321,273	58,980	380,253
2021	330,032	58,980	389,012
2022	338,960	93,990	432,950
2023	244,973	-	244,973
2024	231,503	-	231,503
Thereafter	693,272	-	693,272
Total minimum lease payments	2,160,013	211,950	2,371,963
Less: Interest	(423,607)	(20,179)	(443,786)
Present value of lease liabilities	$1,736,406	191,771	1,928,177

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of operating lease liabilities as of December 31, 2018 were as follows:

For the year ending December 31:
2019	309,729
2020	115,580
2021	118,158
2022	120,736
2023	20,194
Total	$684,397

14.        Non-Controlling Interest

In October 2018, Heat entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican Therapeutics, Inc. (“Pelican”), a related party prior to acquisition. The stock exchange resulted in Heat owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%.

15.        Related Party Transactions

The Company compensates its board members. Board members received cash compensation between approximately $61,500 and $221,000, for services rendered during 2019 and 2018, respectively. Board members also received equity compensation.

The Company owns 85% of the outstanding equity of Pelican, a related party as of the year ended December 31, 2019. See Note 4 about future milestone payments that may be paid to Participating Pelican Shareholders.

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

For the years ended December 31, 2019 and 2018, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the years ended
	December 31,
	2019	2018
Net loss	$(20,384,716)	$(16,591,293)
Net loss - Non-controlling interest	(367,148)	(857,439)
Net loss attributable to Heat Biologics, Inc.	$(20,017,568)	$(15,733,854)

Weighted-average number of common shares used in net loss per share attributable to common stockholders —basic and diluted	33,281,817	17,485,461
Net loss per share attributable to Heat Biologics, Inc —basic and diluted	$(0.60)	$(0.90)

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the years ended
	December 31,
	2019	2018
Outstanding stock options	3,063,636	465,303
Restricted stock subject to forfeiture and restricted stock units	1,284,679	56,520
Outstanding common stock warrants	9,030,730	9,030,730

17.        Subsequent Events

On January 21, 2020, we closed on a public offering consisting of 20,000,000 shares of common stock together with Warrants to purchase 10,000,000 shares of common stock. The gross proceeds to the Company from this offering were approximately $7,000,000, before deducting underwriting discounts, commissions and other offering expenses. As of March 3, 2020, investors exercised 9,960,000 warrants through a cashless exercise for 7,470,000 shares of common stock.

Between March 2, 2020 and March 3, 2020, the Company entered into exchange agreements with holders of its warrants issued in 2018 extinguishing 3,291,666 shares of its common stock through the issuance of 2,238,332 shares of common stock.

On March 12, 2020, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission for an aggregate of 12,000,000 shares of the Company’s common stock, $0.001 par value per share, that are subject to issuance by the Company under the Company’s 2018 Stock Incentive Plan.

Subsequent to the year ended December 31, 2019, the Company has issued an additional 12,051,735 shares of common stock in “at-the-market” offerings under the 2017 Shelf and received $10.8 million of net proceeds.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Heat and the business of the supplier of our clinical product candidate and the suppliers of the standard of care drugs that are administered in combination with our clinical product candidate could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidate or the standard of care drugs that are administered in combination with our clinical product candidate. In addition, an outbreak near our clinical trial sites are located would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.