Form 10-Q
period 2020-09-30
HEAT BIOLOGICS, INC.
filed 2020-11-09
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35994

Heat Biologics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2844103 (I.R.S. Employer Identification No.)

627 Davis Drive, Suite 400 Morrisville, NC (Address of Principal Executive Offices)	27560 (Zip Code)

(919) 240-7133

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HTBX	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

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

As of November 5, 2020, there were 159,845,850 shares of Common Stock, $0.0002 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets
Cash and cash equivalents	$24,808,083	$9,039,887
Short-term investments	92,501,019	5,713,922
Accounts receivable	212,141	34,986
Prepaid expenses and other current assets	1,620,504	420,328
Total Current Assets	119,141,747	15,209,123

Property and Equipment, net	720,396	559,410

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	1,452,338	1,452,338
Operating lease right-of-use asset	2,123,414	2,287,500
Finance lease right-of-use asset	276,918	187,573
Deposits	129,505	394,637
Total Other Assets	9,848,175	10,188,048

Total Assets	$129,710,318	$25,956,581

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$753,872	$1,503,342
Deferred revenue, current portion	1,166,481	3,410,319
Contingent consideration, current portion	—	1,124,970
Contingent consideration, related party - current portion	—	454,364
Operating lease liability, current portion	271,703	216,832
Finance lease liability, current portion	106,409	49,104
Accrued expenses and other liabilities	1,503,899	1,676,467
Total Current Liabilities	3,802,364	8,435,398

Long Term Liabilities
Other long-term liabilities	26,331	—
Derivative warrant liability	60,915	—
Deferred tax liability	361,911	361,911
Deferred revenue, net of current portion	240,000	200,000
Operating lease liability, net of current portion	1,374,141	1,519,574
Financing lease liability, net of current portion	187,881	142,667
Contingent consideration, net of current portion	2,131,830	1,653,197
Contingent consideration, related party - net of current portion	626,685	485,984
Total Liabilities	8,812,058	12,798,731

Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 shares authorized, 157,021,194 and 33,785,999 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	31,402	6,757
Additional paid-in capital	245,740,939	118,173,843
Accumulated deficit	(124,195,893)	(104,597,748)
Accumulated other comprehensive loss	(35,910)	(11,250)
Total Stockholders' Equity - Heat Biologics, Inc.	121,540,538	13,571,602
Non-Controlling Interest	(642,278)	(413,752)
Total Stockholders' Equity	120,898,260	13,157,850

Total Liabilities and Stockholders' Equity	$129,710,318	$25,956,581

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Grant and contract revenue	$849,732	$6,439	$2,344,777	$1,049,988

Operating expenses:
Research and development	3,172,663	3,129,356	8,745,966	9,725,744
General and administrative	6,579,193	1,993,136	11,651,415	7,201,196
Goodwill impairment loss	—	737,000	—	737,000
Change in fair value of contingent consideration	229,000	502,000	1,045,000	728,290
Total operating expenses	9,980,856	6,361,492	21,442,381	18,392,230

Loss from operations	(9,131,124)	(6,355,053)	(19,097,604)	(17,342,242)

Change in fair value of warrant liability	(37,230)	—	(1,039,303)	—
Investor relations expense	—	—	(66,767)	—
Interest income	140,614	97,415	249,404	373,060
Other income (expense), net	111,307	(73,275)	127,599	(80,539)
Total non-operating income (loss)	214,691	24,140	(729,067)	292,521

Net loss before income taxes	(8,916,433)	(6,330,913)	(19,826,671)	(17,049,721)
Income tax expense	—	—	—	(45,178)
Net loss	(8,916,433)	(6,330,913)	(19,826,671)	(17,094,899)
Net loss - non-controlling interest	(64,824)	(136,315)	(228,526)	(413,955)
Net loss attributable to Heat Biologics, Inc.	$(8,851,609)	$(6,194,598)	$(19,598,145)	$(16,680,944)

Net loss per share attributable to Heat Biologics, Inc.-
Net loss per share attributable to Heat Biologics, Inc.-basic and diluted	$(0.06)	$(0.18)	$(0.20)	$(0.50)

Weighted-average number of common shares used in net loss per share attributable to common stockholders-
Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	143,728,870	33,650,829	96,481,271	33,255,535

Comprehensive loss:
Net loss	$(8,916,433)	$(6,330,913)	$(19,826,671)	$(17,094,899)
Unrealized (loss) gain on foreign currency translation	(63,954)	63,711	(24,660)	72,134
Total comprehensive loss	(8,980,387)	(6,267,202)	(19,851,331)	(17,022,765)
Comprehensive loss attributable to non-controlling interest	(64,824)	(136,315)	(228,526)	(413,955)
Comprehensive loss - Heat Biologics, Inc.	$(8,915,563)	$(6,130,887)	$(19,622,805)	$(16,608,810)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income (Loss)	Interest	Equity
Balance at June 30, 2020	$22,006	$163,007,558	$(115,344,284)	$28,044	$(577,454)	$47,135,870
ATM raise	9,307	79,288,802	—	—	—	79,298,109
Stock issuance costs	—	(1,984,155)	—	—	—	(1,984,155)
Stock-based compensation	—	4,728,894	—	—	—	4,728,894
Exercise of warrants	86	699,843	—	—	—	699,929
Exercise of options	3	(3)	—	—	—	—
Other comprehensive loss	—	—	—	(63,954)	—	(63,954)
Net loss	—	—	(8,851,609)	—	(64,824)	(8,916,433)
Balance at September 30, 2020	$31,402	$245,740,939	$(124,195,893)	$(35,910)	$(642,278)	$120,898,260

	Nine Months Ended September 30, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	$6,757	$118,173,843	$(104,597,748)	$(11,250)	$(413,752)	$13,157,850
January 2020 investment offering, net of underwriters discounts	4,000	4,102,148	—	—	—	4,106,148
ATM raise	18,280	116,278,482	—	—	—	116,296,762
Issuance of common stock from vesting of restricted stock awards	328	(328)	—	—	—	—
Stock issuance costs	—	(3,076,915)	—	—	—	(3,076,915)
Stock-based compensation	—	6,050,094	—	—	—	6,050,094
Exercise of warrants	1,587	3,440,735	—	—	—	3,442,322
Exchange of warrants	447	772,883	—	—	—	773,330
Exercise of options	3	(3)	—	—	—	—
Other comprehensive income	—	—	—	(24,660)	—	(24,660)
Net loss	—	—	(19,598,145)	—	(228,526)	(19,826,671)
Balance at September 30, 2020	$31,402	$245,740,939	$(124,195,893)	$(35,910)	$(642,278)	$120,898,260

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2019
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at June 30, 2019	$6,822	$117,350,922	$(95,066,526)	$(11,481)	$(324,244)	$21,955,493
Issuance of common stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	485,160	—	—	—	485,160
Other comprehensive loss	—	—	—	63,711	—	63,711
Net loss	—	—	(6,194,598)	—	(136,315)	(6,330,913)
Balance at September 30, 2019	$6,822	$117,836,082	$(101,261,124)	$52,230	$(460,559)	$16,173,451

	Nine Months Ended September 30, 2019
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2018	$6,499	$114,883,135	$(84,580,180)	$(19,904)	$(46,604)	$30,242,946
Issuance of common stock	3	18,894	—	—	—	18,897
Exercise of stock options	—	2,120	—	—	—	2,120
Stock-based compensation	320	2,931,933	—	—	—	2,932,253
Other comprehensive loss	—	—	—	72,134	—	72,134
Net loss	—	—	(16,680,944)	—	(413,955)	(17,094,899)
Balance at September 30, 2019	$6,822	$117,836,082	$(101,261,124)	$52,230	$(460,559)	$16,173,451

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(19,826,671)	$(17,094,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	—	737,000
Depreciation and amortization	242,623	176,548
Noncash lease expense	73,524	—
Noncash interest expense	13,838	—
Noncash investor relations expense	66,767	—
Stock-based compensation	6,050,094	2,932,253
Change in fair value of common stock warrants	1,039,303	—
Change in fair value of contingent consideration	1,045,000	728,290
Unrealized gain on investments	(47,923)	(5,589)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(173,447)	(9,002)
Prepaid expenses and other current assets	(1,199,730)	225,245
Accounts payable	(748,410)	971,062
Deferred revenue	(2,203,838)	(1,032,539)
Deferred tax liability	—	45,178
Accrued expenses and other liabilities	(201,199)	(316,317)
Other long-term liabilities	26,331	92,511
Deposits	265,132	(35,065)
Net Cash Used in Operating Activities	(15,578,606)	(12,585,324)

Cash Flows from Investing Activities
Purchase of short-term investments	(95,034,396)	(107,830)
Sale of short-term investments	8,295,222	—
Purchase of property and equipment	(321,301)	(143,318)
Proceeds from disposal of property and equipment	2,168	—
Net Cash Used in Investing Activities	(87,058,307)	(251,148)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net of issuance costs	6,600,970	—
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	116,296,762	18,898
Proceeds from exercise of stock options	—	2,120
Proceeds from the exercise of warrants	675,675	—
Stock issuance costs	(3,076,915)	—
Payment of contingent consideration	(2,005,000)	—
Proceeds from PPP loan	702,000	—
Repayment of PPP loan	(702,000)	—
Repayments on principal of finance lease	(85,140)	—
Net Cash Provided by Financing Activities	118,406,352	21,018

Effect of exchange rate changes on cash and cash equivalents	(1,243)	(4,376)

Net Change in Cash and Cash Equivalents	15,768,196	(12,819,830)

Cash and Cash Equivalents – Beginning of Period	9,039,887	22,154,251

Cash and Cash Equivalents – End of Period	$24,808,083	$9,334,421

Supplemental Disclosure for Cash Flow Information:
Operating lease right-of-use assets obtained with lease liabilities	$75,244	$520,399
Finance lease right-of-use assets obtained with lease liabilities	$173,822	$—
Supplemental disclosure of non-cash investing and financing activities:
Allocation of proceeds from public offering to warrant liabilities	$2,494,823	$—
Cashless exercise of warrants classified as liabilities	$2,766,647	$—
Cashless exchange of warrants classified as liabilities	$773,330	$—

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.

The consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 are unaudited. The balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (the “2019 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.) and Scorpion Biosciences, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2020 and December 31, 2019, Heat held 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $124.2 million as of September 30, 2020 and a net loss of approximately $19.8 million for the nine months ended September 30, 2020 and has not generated significant operating revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures considering its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so. On April 23, 2020, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $150 million. In connection with the filing of the Registration Statement, the Company also entered into an amendment to its sales agreement (“Common Stock Sales Agreement”) with B. Riley FBR, as sales agent, pursuant to which the Company may issue and sell shares of its common stock under an at-the-market (the “ATM”) offering program. On August 24, 2020, the Company amended and restated the Common Stock Sales Agreement (the “Amended and Restated Common Stock Sales Agreement”) to include Cantor Fitzgerald & Co. (“Cantor”) as an additional sales agent for the ATM. Pursuant to the ATM, the Company will pay B. Riley FBR or Cantor (each a “Designated agent” and collectively, the “Agents”), a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.   As of September 30, 2020, the Company had approximately $117.3 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from date of this filing.

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

Derivative Financial Instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) because they are not considered indexed to the Company’s own stock. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability.” See Note 3 for additional information.

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as liability, was determined using the Monte Carlo simulation model, deemed to be an appropriate model due to the terms of the warrants issued.

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2020, the fair value of such warrants was approximately $60.9 thousand, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements including the related party contingent consideration payable, which is now presented as a separate line item on the Company's consolidated balance sheets.

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

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. No impairment existed at September 30, 2020.

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

Revenue Recognition

The Company earns substantially all of its revenue from a research grant from the Cancer Prevention and Research Institute of Texas (CPRIT). The Company’s contract with CPRIT relates to Pelican developing a human TNFRSF25 agonist antibody for use in cancer patients through research and development efforts and the grant of a noncommercial license of the CPRIT-funded research to CPRIT and other government agencies and institutions of higher education in Texas.

CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is earned and recognized when qualifying costs are incurred.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the three and nine months ended September 30, 2020, the Company incurred approximately $0.1 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

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

Under the Pelican stock acquisition agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to certain directors of the Company which is presented separately on the balance sheet as contingent consideration, related party - net of current portion. On June 22, 2020, we achieved the first milestone when we dosed the first patient in the first Phase 1 clinical trial of PTX-35.

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

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to support Pelican in developing PTX-35 through its current Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies.

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

As of September 30, 2020 and December 31, 2019, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended September 30, 2020 or 2019.

In January 2020, the Company issued warrants in connection with the public offering of common stock (the “January 2020 Warrants”). Pursuant to the terms of these warrants, the warrants were not considered indexed to the Company’s own stock and therefore are required to be measured at fair value and reported as a liability in the consolidated balance sheets. Additionally, upon the closing of the January 2020 offering, 3,357,166 previously outstanding warrants were required to be classified as a liability. The fair value of the warrant liability is based on the Monte Carlo methodology. The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded on our consolidated statement of operations and comprehensive loss. The valuation of the warrants is classified under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published betas of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black Scholes model was used to value these warrants before the equity to liability reclassification and the Monte Carlo simulation was used to value the warrants after the equity to liability reclassification. The following weighted average assumptions were used:

	January 21, 2020
Current stock price	$0.33
Estimated volatility of future stock price	124%
Risk free interest rate	1.53%
Expected term	3.7	years

During the nine months ended September 30, 2020, 3,291,666 warrants were exchanged for 2,238,332 shares of common stock. As of September 30, 2020, there were a total of 65,500 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$92,501,019	$92,501,019	—	—
Liabilities:
Contingent consideration	$2,758,515	—	—	$2,758,515
Warrant liability	$60,915	—	—	$60,915

	As of December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,713,922	$5,713,922	—	—
Liabilities:
Contingent consideration	$3,718,515	—	—	$3,718,515

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2020:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2019	$3,718,515	$—
Fair value at issuance	—	2,494,823
Reclassification of warrants from equity to liability due to modification	—	869,078
Reclassification of warrant liability to equity upon cashless exercise of warrants	—	(2,766,647)
Reclassification of warrant liability to equity upon exchange of warrants	—	(1,575,642)
Payout of contingent consideration	(2,005,000)	—
Change in fair value	1,045,000	1,039,303
Balance at September 30, 2020	$2,758,515	$60,915

The change in the fair value of the contingent consideration for the nine months ended September 30, 2020 was primarily due to the milestone payment to Pelican stockholders, the increase in the estimated probability of achieving the secondary milestone, a change in discount rate and the passage of time on the fair value measurement. The change in fair value of the warrant liability for the nine months ended September 30, 2020 was primarily due to increases in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of September 30, 2020:

As of September 30, 2020
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	8.56%
		Probability of occurrence	2.7% to 68%

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3 as of September 30, 2020:

	September 30, 2020
Current stock price	$1.24
Estimated volatility of future stock price	137.77%
Risk free interest rate	0.22%
Contractual term	3.16	years

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

4. Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of September 30, 2020 and December 31, 2019. Unrealized gains and losses on securities are reported in the statement of operations and comprehensive loss. Short-term investments at September 30, 2020 and December 31, 2019 consisted of mutual funds with fair values of $92.5 million and $5.7 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30,	December 31,
	2020	2019
Prepaid manufacturing expense	$244,582	$148,156
Prepaid insurance	832,379	120,851
Prepaid preclinical and clinical expenses	356,582	22,319
Other prepaid expenses and current assets	186,961	109,843
Other current assets	—	19,159
	$1,620,504	$420,328

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	September 30,	December 31,
	2020	2019
Lab equipment	$1,601,709	$1,311,853
Computers	62,380	53,065
Furniture and fixtures	62,747	50,453
Leasehold improvements	22,563	14,259

Total	1,749,399	1,429,630
Accumulated depreciation	(1,029,003)	(870,220)

Property and equipment, net	$720,396	$559,410

Depreciation expense was $58,853 and $158,095 for the three and nine months ended September 30, 2020, respectively, and $54,826 and $176,548 for the three and nine months ended September 30, 2019, respectively.

7. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. As of April 1, 2020, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the reporting unit is less than its carrying amount, including goodwill. Based on that assessment, the Company determined that this condition does not exist. As such, performing the first step of the two-step test impairment test was unnecessary. No impairment was recorded during the quarter ended September 30, 2020.

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

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued preclinical and clinical trial expenses	$627,604	$1,156,618
Compensation and related benefits	186,363	303,870
Other expenses	689,932	215,979
	$1,503,899	$1,676,467

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

At-The-Market-Offering

From January 1, 2020 to September 30, 2020 the Company sold approximately 91,399, 427 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $1.24 per share, raising aggregate net proceeds of approximately $113,386,822 after deducting an aggregate commission up to 3%.

Common Stock Warrants

During the nine months ended September 30, 2020, 10,000,000 January 2020 warrants were exercised for 7,500,000 shares of common stock, and 3,291,666 previously outstanding warrants were exchanged for 2,238,332 shares of common stock. As of September 30, 2020, the Company has outstanding warrants to purchase 5,739,064 shares of common stock issuable at a weighted-average exercise price of $2.04 per share.

The following table summarizes the warrant activity of the Company’s common stock warrants.

Common Stock
Warrants
Outstanding, December 31, 2019	9,030,730
Issued	10,000,000
Exercised	(10,000,000)
Exchanged	(3,291,666)
Outstanding, September 30, 2020	5,739,064

Equity Compensation Plans

The Company maintains various equity compensation plans with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. In July 2019, the Company’s shareholders approved an increase of 4,000,000 shares in the number of shares available for grant. At the 2020 Special Meeting of Stockholders, the stockholders approved an amendment to the Plan to increase the number of shares by 4,000,000. In August 2020, the Company’s shareholders approved an increase of 15,000,000 shares in the number of shares available for grant. As of September 30, 2020, there were 13,727,222 shares remaining available for grant under these plans.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and nine months ended September 30, 2020, the Company recorded $4.7 million, and $6.1 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2019, the Company recorded $0.5 million, and $2.9 million of stock-based compensation expense respectively. No compensation expense of employees with stock awards was capitalized during the three and nine months ended September 30, 2020 and 2019.

Stock Options - Under the Plan, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the nine months ended September 30, 2020 and 2019, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2020 and 2019:

●	Volatility – The Company used an average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.

●	Forfeitures – As required by ASC 718, the Company reviews recent forfeitures and stock compensation expense. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, the Company conducts a sensitivity analysis of the forfeiture rate. Based on these evaluations the Company currently does not apply a forfeiture rate.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2020 and 2019:

	2020		2019
Dividend yield	—%		—%
Expected volatility	96.26%		132.00%
Risk-free interest rate	0.52%		2.50%
Expected lives (years)	5.4	years	5.5	years

Stock Option Activity - The weighted-average fair value of options granted during the nine months ended September 30, 2020 and 2019, as determined under the Black-Scholes valuation model, was $0.90 and $0.91, respectively.

The following is a summary of the stock option activity for the nine months ended September 30, 2020:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contractual Life
Stock options outstanding at December 31, 2019	3,063,636	$2.56
Granted	6,164,100	1.22
Exercised	(17,187)	0.53
Forfeited/Expired	(53,684)	1.90
Stock options outstanding at September 30, 2020	9,156,865	$1.67	9.1	Years
Stock options exercisable at September 30, 2020	5,921,313	$2.14	9.1	Years

Unrecognized compensation expense related to unvested stock options was $2.0 million as of September 30, 2020, which is expected to be recognized over a weighted-average period of 1.6 years and will be adjusted for forfeitures as they occur.

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

The following is a summary of restricted stock award activity for the nine months ended September 30, 2020:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2019	1,254,653	$0.86
Granted	2,380,000	0.46
Vested	(1,622,720)	0.62
Restricted stock at September 30, 2020	2,011,933	$0.58

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

The following is a summary of stock unit activity for the nine months ended September 30, 2020:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2019	30,026	$4.33
Vested	(16,406)	4.73
Cancelled	(338)	5.20
RSUs at September 30, 2020	13,282	$3.80

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

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred.

Through September 30, 2020, $12.6 million of grant funding received to date has been recognized as revenue.

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

For the quarters ended September 30, 2020 and 2019, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(8,916,433)	$(6,330,913)	$(19,826,671)	$(17,094,899)
Net loss - Non-controlling interest	(64,824)	(136,315)	(228,526)	(413,955)
Net loss attributable to Heat Biologics, Inc.	$(8,851,609)	$(6,194,598)	$(19,598,145)	$(16,680,944)

Weighted-average number of common shares used in net loss per share attributable to common stockholders —basic and diluted	143,728,870	33,650,829	96,481,271	33,255,535
Net loss per share attributable to Heat Biologics, Inc —basic and diluted	$(0.06)	$(0.18)	$(0.20)	$(0.50)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2020 and 2019 due to their anti-dilutive effect:

	2020	2019
Outstanding stock options	9,156,865	3,163,354
Restricted stock subject to forfeiture and restricted stock units	2,025,215	838,429
Outstanding common stock warrants	5,739,064	9,030,730

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 30, 2020, $0.9 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior & current year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2020, and December 31, 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of September 30, 2020, and December 31, 2019, the Company had no such accruals.

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

On April 23, 2020, Heat and Pelican received loan proceeds of $0.7 million from Regions Bank, N.A, pursuant to the Paycheck Protection Program, or the PPP Loan, under the CARES Act, administered by the U.S. Small Business Administration. On April 28, 2020, we returned all $0.7 million in proceeds from the PPP Loan in order to make those funds available to other borrowers that may be in greater need.

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

The Company conducts its operations from leased facilities in Morrisville, North Carolina, and San Antonio, Texas, the leases for which will expire in 2027 and 2023, respectively. The leases are for general office space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

On October 1, 2019, the commencement date of our Morrisville, North Carolina lease, a right-of-use asset of $2.0 million and a liability of $1.4 million were recorded on our balance sheet. Total cash paid for operating leases during the three and nine months ended September 30, 2020 was $0.08 million and $0.2 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 6.17%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating lease cost	$113,222	$321,469
Finance lease cost
Amortization of lease assets	29,725	84,476
Interest on lease liabilities	4,522	13,837
Total finance lease cost	$34,247	$98,313

The weighted average remaining lease term and incremental borrowing rate as of September 30, 2020 were as follows:

Weighted average remaining lease term
Operating leases	6.1	years
Finance leases	2.3	years
Weighted average discount rate
Operating leases	6.51%
Finance leases	6.17%

Maturities of operating and finance lease liabilities as of September 30, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2020 (excluding the nine months ended September 30, 2020)	$91,478	$30,060	$121,538
2021	369,995	120,684	490,679
2022	360,839	155,694	516,533
2023	244,973	10,284	255,257
2024	231,503	-	231,503
2025	238,452	-	238,452
Thereafter	454,820	-	454,820
Total minimum lease payments	1,992,060	316,722	2,308,782
Less: imputed interest	(346,216)	(22,432)	(368,648)
Present value of lease liabilities	$1,645,844	$294,290	$1,940,134

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

2019 (excluding the nine months ended September 30, 2019)	$28,358
2020	115,580
2021	118,158
2022	120,737
2023	20,195
Total lease payments	403,028
Less: imputed interest	(52,738)
Present value of operating lease liabilities	$350,290

.

14. Subsequent Events

Subsequent to the quarter ended September 30, 2020, the Company has issued an additional 830,667 shares of common stock in at-the-market offerings and received $1.0 million of net proceeds from such sales.

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

These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed recruiting patients in our Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial, dosed twelve patients in our Phase 1 clinical trial of HS-130 and dosed five patients in our Phase 1 clinical trial of PTX-35. We are also providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

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

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and have not generated any revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We believe this is a highly differentiated approach as our platform delivers a broad range of tumor antigens that are previously unrecognized by the patient’s immune system. Our platform combines these tumor antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens. Our gp96 product candidates are non-replicating, “off-the-shelf”, allogenic cell-based therapies that are locally administered into the skin. The treatment is designed to prime local natural immune recognition to activate T-cells to seek and destroy the cancer cells throughout the body. These agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through T-cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drugs are fully allogenic, “off-the-shelf” products which means that we can administer drug immediately without the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment based on patient materials. Our gp96 product candidates are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient is dosed with the same medication, we believe that our immunotherapy approach offers superior speed to initiation, logistical, manufacturing and importantly, cost benefits, compared to “personalized” precision medicine approaches.

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

About ComPACT®

Our gp96 platform delivers antigen-driven T-cell activation and specific co-stimulation in a single product by providing specific co-stimulation to enhance T-cell activation and expansion. This approach has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products. This dual approach has several potential advantages including: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) boosting the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally in the draining lymph nodes, which drives targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) simplification of combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

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

During the third quarter of 2020 we commenced preclinical testing of the vaccine under a sponsored research agreement and anticipate continued development of a cell-based vaccine expressing gp96-Ig, OX40L-Ig and SARS-CoV-2 protein S during the fourth quarter of 2020. In July 2020, we announced generation of proof of concept data demonstrating vaccine immunogenicity in relevant preclinical models, including expansion of human-HLA-restricted T-cells against immunodominant epitopes of SARS-CoV-2 Spike protein. In August 2020, we reported preclinical data for our gp96-based COVID-19  vaccine generated at the University of Miami Miller School of Medicine, showing robust T cell mediated immune response directed against the spike protein of SARS-CoV-2. Also in August 2020, we announced publication of positive preclinical COVID-19 vaccine results, that included data supporting that our gp96-based COVID-19 vaccine induces systemic and tissue-specific (lung) memory CD8+ T cells and tissue-resident memory CD8+ T cells.

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

About PTX-35

Pelican is focused on developing an agonist mAb, PTX-35, against a T-cell costimulatory receptor, TNFRSF25. PTX-35 has completed IND-enabling activities in preparation for a first-in-human (FIH) trial for oncology. Pelican has initiated its first clinical trial site for PTX-35 and began dosing patients in the Phase 1 clinical trial. PTX-35 is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

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

COVID-19 Impact on our Business

The COVID-19 global pandemic may pose significant risks to our business. The public health actions being undertaken to reduce spread of the virus are and may continue to create significant disruptions with respect to patient enrollment in trials, hospital operating procedures including testing and data collection, the ability of suppliers to continue to manufacture products and the reliability of our supply chain and our ability to continue our laboratory operations. As of the date of this Form 10-Q, we have not experienced a material adverse effect on our business nor the need for a reduction in our work force and we do not expect any material impact on our long-term operations. However, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of COVID-19, the actions to contain COVID-19, or treat its impact. Accordingly, management is evaluating our liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage through the uncertainty related to the coronavirus. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues. For the three months ended September 30, 2020 we recognized $0.8 million of grant revenue for qualified expenditures under the CPRIT grant and NIH grant. No grant revenue was recognized under the CPRIT grant for the three months ended September 30, 2019. The increase in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of September 30, 2020, we had deferred revenue of $1.2 million for CPRIT proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses was $3.2 million and $3.1 million for the three months ended September 30, 2020 and 2019, respecitvely. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	September 30,
	2020	2019
Programs
HS-110	$0.1	$0.8
HS-130	0.2	0.2
PTX-35	0.5	0.7
COVID-19	0.1	—
Other programs	0.1	0.1
Unallocated research and development expenses	2.2	1.3
	$3.2	$3.1

●	HS-110 expense decreased $0.7 million, reflecting the current-period mix of development activities, primarily due to decreased costs associated with the transition of patients from active treatment into long-term follow-up.
●	HS-130 expense was $0.2 million due to regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense decreased $0.2 million primarily due to decreased manufacturing costs.
●	COVID-19 program was initiated in Q1 2020 and primarily represents sponsored research agreement costs.
●	Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $6.6 million and $2.0 million for the three months ended September 30, 2020 and 2019. The significant increase was primarily due to stock-compensation expense. On July 28, 2020, and August 24, 2020, the Company granted, as fulfillment of a contractual obligation with respect to a milestone which has been met, options to purchase an aggregate of 3,412,100 shares of common stock to the Chief Executive Officer. These options were vested and exercisable upon grant and therefore contributed $4.3 million to the significant increase in general and administrative expense.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.2 million for the three months ended September 30, 2020, compared to $0.5 million in the three months ended September 30, 2019. The change in the 2020 period primarily reflects the re-calculation of discounted cash flows for the passage of time and milestone achievement.

Total non-operating income (loss). Total non-operating income was $0.2 million for the three months ended September 30, 2020 compared to $0.02 million for the three months ended September 30, 2019. Other income primarily consists of foreign currency adjustments and interest income on cash and short-term investment balances.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $8.9 million, or ($0.06) per basic and diluted share for the quarter ended September 30, 2020 compared to a net loss of $6.2 million, or ($0.18) per basic and diluted share for the quarter ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues. For the nine months ended September 30, 2020, we recognized $2.3 million of grant revenue for qualified expenditures under the CPRIT grant and NIH grant. We recognized $1.0 million of grant revenue for qualified expenditures under the CPRIT grant during the nine months ended September 30, 2019. The increase in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts.

Research and development expense. Research and development expenses decreased approximately 9.3% to $8.8 million for the nine months ended September 30, 2020 compared to $9.7 million for the nine months ended September 30, 2019. The components of R&D expense are as follows, in millions:

	For the Nine Months Ended
	September 30,
	2020	2019
Programs
HS-110	$0.5	$2.5
HS-130	0.6	0.3
PTX-35	1.6	2.8
COVID-19	0.2	—
Other programs	0.2	0.4
Unallocated research and development expenses	5.7	3.7
	$8.8	$9.7

●	HS-110 expense decreased $2.0 million, reflecting the current-period mix of development activities, primarily due to decreased costs associated with the transition of patients from active treatment into long-term follow-up.
●	HS-130 expense increased $0.3 million due to dosing of patients during the first nine months of 2020, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense decreased $1.2 million primarily due to the transition from pre-clinical development to manufacturing development and patient dosing.
●	COVID-19 program was initiated in Q1 2020 and primarily represents sponsored research agreement costs.
●	Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $11.7 million and $7.2 million for the nine months ended September 30, 2020 and 2019. The significant increase in general and administrative expense was primarily due to stock-based compensation expense. On July 28, 2020, and August 24, 2020, the Company granted, as fulfillment of a contractual obligation with respect to a milestone which has been met, options to purchase an aggregate of 3,412,100 shares of common stock to the Chief Executive Officer. These options were vested and exercisable upon grant and therefore contributed $4.3 million to the significant increase in general and administrative expense.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $1.0 million for the nine months ended September 30, 2020, compared to $0.7 million in the nine months ended September 30, 2019. The change in the 2020 period primarily reflects the re-calculation of discounted cash flows for the passage of time and milestone achievement.

Total non-operating income (loss). Total non-operating loss was ($0.7) million for the nine months ended September 30, 2020, compared to income of $0.3 million for the nine months ended September 30, 2019. The change of ($1.0) million primarily consists changes in fair value related to warrants of ($1.0) million.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $19.6 million, or ($0.20) per basic and diluted share for the nine months ended September 30, 2020 compared to a net loss of $16.7 million, or ($0.50) per basic and diluted share for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 3,054,667 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the year ended December 31, 2018, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the nine months ended September 30, 2020, we received net proceeds of $113.4 million from the sale of 91,399,427 shares of our common stock in at-the-market offerings. As of September 30, 2020, we had an accumulated deficit of $124.2 million. We had net losses of $20.4 million and $16.6 million for the years ended December 31, 2019 and 2018, respectively. We had net losses of $19.8 million and $17.1 million for the nine months ended September 30, 2020 and 2019, respectively. Subsequent to the quarter ended September 30, 2020, we have issued an additional 830,667 shares of common stock in “at-the-market” offerings and received $1.0 million of net proceeds.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2023, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2020, we had approximately $117.3 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the nine months ended September 30, 2020 was $15.6 million compared to $12.6 million during the same period in 2019. The increase was primarily due to an increase in net loss of $2.7 million, non-cash changes in Goodwill impairment of $0.7 million, prepaid expense and other current assets of $1.4 million, and changes in deferred revenue and accounts payable of $2.9 million,  offset by an increase in non-cash stock-based compensation of $3.1 million, increase in the fair value of warrants and contingent consideration of $1.3 million and other net changes of $0.3 million.

Investing activities. Net cash used in investing activities was $87.1 million during the nine months ended September 30, 2020 compared to $0.3 million during the same period in 2019. The increase is from the net purchase of short-term investments of $86.8 million and lab equipment of $0.3 million.

Financing activities. Net cash provided by financing activities was $118.4 million during the nine months ended September 30, 2020 compared to $0.02 million during the nine months ended September 30, 2019. The increase was primilarly due to a public offering of common stock and warrants of $6.6 million, sale of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co. for $116.3 million, net of related stock issuance costs of $3.0 million and the payment of contingent consideration of $2.0 million.

On April 23, 2020, Heat and Pelican received loan proceeds of $0.7 million from Regions Bank, N.A, pursuant to the Paycheck Protection Program, or the PPP Loan, under the CARES Act, administered by the U.S. Small Business Administration. On April 28, 2020, we returned all $0.7 million in proceeds from the PPP Loan in order to make those funds available to other borrowers that may be in greater need.

Current and Future Financing Needs

We have incurred an accumulated deficit of $124.2 million through September 30, 2020. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock, such as through the Amended and Restated Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co., or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020 our Chief Executive Officer and Vice President of Finance concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception, including net losses of $19.8 million and $17.1 million for the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $124.2 million as of September 30, 2020. We expect to continue to incur operating losses until such time, if ever, as we can achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the nine months ended September 30, 2020, our operating activities used net cash of approximately $15.6 million and as of September 30, 2020, our cash and cash equivalents and short-term investments were approximately $117.3 million. During the years ended December 31, 2019 and 2018, our operating activities used net cash of approximately $12.8 and $21.7 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants.

We expect that our current cash and cash equivalents and short-term investments will allow us to complete patient monitoring, post-enrollment of the Phase 2 clinical trial for HS-110, and Phase 1 clinical trials for both PTX-35 and HS-130. We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses, continue our preclinical and clinical development of our current product candidates and any potential additional product candidates. As a result, we will need to generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities. We will need to raise additional capital to fund our future operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, which we expect will include sales of common stock through the public offering of securities, at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and The Nasdaq Capital Market that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the Nasdaq Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are currently listed on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Capital Market may take steps to de-list our common stock. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. In the past we have received notices from the Listing Qualifications Department of Nasdaq Stock Market LLC (“Nasdaq”) that we failed to comply with the stockholder’s equity requirements and the minimum closing bid requirements. On June 21, 2019, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (May 9, 2019 through June 20, 2019), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our common stock which will continue to trade on The Nasdaq Capital Market under the symbol “HTBX”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we initially had a compliance period of 180 calendar days, or until December 18, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2), which compliance period had been extended to June 15, 2020. On April 16, 2020 Nasdaq extended the bid price compliance requirement to August 31, 2020 due to extraordinary market conditions.

At the February 27, 2020 Special Meeting of Stockholders, the stockholders approved an amendment to effect a reverse stock split of our common stock within a range of 1-for-2 and 1-for-50, at the sole discretion of the Board of Directors. On July 24, 2020, we received written notice from The Nasdaq Capital Market that from July 10, 2020 through July 23, 2020, the closing bid price of our common stock has been at $1.00 per share or greater and accordingly we had regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter was now closed. There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on The Nasdaq Capital Market going forward.

Global health crises may adversely affect our planned operations.

Our business and the business of the supplier of our clinical product candidate and the suppliers of the standard of are drugs that are administered in combination with our clinical product candidate could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidate or the standard of care drugs that are administered in combination with our clinical product candidate. In addition, an outbreak near our clinical trial sites are located has in the past and could in the future impact our ability to recruit patients, delay our clinical trials, and affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

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

As the COVID-19 pandemic continues to spread around the globe, we could experience disruptions that could severely impact our business and clinical trials, including:

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

We face competitive and other risks in our COVID-19 vaccine program.

We have recently announced preclinical testing of a new vaccine program for treatment of certain patients with COVID-19. This SARS-CoV2 disease is extremely challenging and there are many companies addressing COVID-19, both in vaccines and therapeutic treatments, many of which have significantly greater resources and capital than we do and are further along in the clinic than we are. The competition for funding research and development in this disease, including grant funding, is intense and there can be no assurance that we will be able to obtain adequate funding to carry out our development plan or that, even if funding is obtained, our vaccine will be effective, timely, and accepted by appropriate regulatory authorities.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On November 5, 2020, we had 159,845,850 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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
10.1

Amended and Resated At Market Issuance Sales Agreement, dated August 24, 2020, by and among Heat Biologics, Inc., B. Riley Securities, Inc. and Cantor Fitzgerald & Co.  (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2020 (File No. 001-35994).

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

HEAT BIOLOGICS, INC.

Date: November 9, 2020	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ William Ostrander
William Ostrander
Vice President of Finance
(Principal Financial and Accounting Officer)