Form 10-K
period 2020-12-31
HEAT BIOLOGICS, INC.
filed 2021-03-25
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ☑

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No 

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☑

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $89,996,793 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 22, 2021, the issuer had 25,410,098 shares of common stock outstanding.

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

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors is set forth below under the caption “Risk Factors” in Item 1A in Part I of this Annual Report.

Risks Relating to our Company, Financial Position and Capital Requirements

●	We have a limited operating history with which to compare and have incurred significant losses since our inception and expect to incur substantial and increasing losses for the foreseeable future.
●	The funding required to support our current and future operations may not be available to us on acceptable terms, or at all.
●	Coronavirus and other global health crises could adversely impact our business, including our operations and/or clinical trials.
●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.
●	We have no products approved for commercial sale and our product candidates may never attain regulatory approval for commercial sale.
●	We are substantially dependent on the success of our product candidates, only three of which are currently being tested in clinical trials, and we cannot provide any assurance that any of our product candidates will be commercialized.

Risks Related to Our Clinical Development, Regulatory Approval and Commercialization

●	We have limited experience as a company conducting clinical trials, and may experience delays in our clinical trials which would delay our receipt of the necessary regulatory approval for our product candidate.

●	If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our product candidates.
●	We must obtain and maintain regulatory approvals in every jurisdiction in which we intend to sell our product candidate and the regulatory approval in one jurisdiction does not guarantee the approval in another jurisdiction.
●	Our product candidates and our COVID-19 vaccine program are in the early stages of development and each will require extensive testing and funding in the future.
●	Clinical trials are very expensive, time-consuming, and difficult to design and implement.
●	Misidentification of cell lines could impact our clinical development and intellectual property rights.
●	There is uncertainty as to market acceptance of our technology and product candidates.
●	We currently rely upon our gp96 platform for development of many of our product candidates, which if unsuccessful may impact the success of several of our product candidates.
●	We rely on our employees and third parties for our development program, to primarily manufacture our product candidates and conduct or supervise our clinical trials any or all of whom may engage in misconduct or other improper activities that could harm our business, reputation or make us non-compliant with regulatory requirements.
●	We may be exposed to liability claims, including, but not limited to those associated with the use of biological and hazardous materials and chemicals.
●	For our ongoing clinical trial of HS-110, we are administering our product candidates, in combination with other immunotherapy agents and any problems obtaining the other immunotherapy agents could result in a delay or interruption in our clinical trials.
●	We may not be able to compete successfully for market share against other drug companies.
●	We face strong competition and other risks in our COVID19 vaccine program.
●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	Uncertainty regarding health care reform and declining general economic or business conditions may have a negative impact on our business.
●	The U.S. government may have “march-in rights” to certain of our intellectual property.
●	Reliance on government funding for Pelican’s programs may impose requirements that limit Pelican’s ability to take certain actions, and subject it to potential financial penalties.
●	We rely extensively on our information technology systems and are vulnerable to damage and interruption and any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

Intellectual Property Risk Factors

●	We have limited protection for our intellectual property, which could impact our competitive position.
●	The technology we license, our products or our development efforts may be found to infringe upon third-party intellectual property rights.
●	We rely on a license to use various technologies that are material to our business and there is no guarantee that such license agreements won’t be terminated, or that other rights necessary to commercialize our products will be available to us on acceptable terms or at all.
●	We may be unable to generate sufficient revenues to meet the minimum annual payments or developmental milestones required under our license agreements.

General Risk Factors

●	We rely on key executive officers and scientific, regulatory and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.
●	Our shares of common stock are from time to time thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
●	Our need for future financing may result in the issuance of additional securities that will cause investors to experience dilution.

Item 1.       Business

Overview

We are a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines. Our gp96 platform is designed to activate the immune system. This platform has broad applications in cancer and infectious disease. Our platform leverages gp96’s role as a natural molecular warning system that presents antigens to the immune system. HS-110 (viagenpumatucel-L) is our first allogeneic (“off-the-shelf”) cell line biologic product candidate in a series of proprietary immunotherapies designed to stimulate a patient’s T-cells to destroy cancer utilizing our gp96 platform. HS-130 is an allogeneic cell line engineered to express the extracellular domain of OX40 ligand fusion protein (OX40L-Fc), a key costimulator of T-cells, with the potential to augment antigen-specific CD4+ T-cell and CD8+ T-cell responses when combined with our gp96 platform. We have also initiated development of a new COVID-19 vaccine program under our Zolovax, Inc. subsidiary (“Zolovax”) that utilizes our gp96 platform to secrete SARS-CoV-2 antigens. We proposed a prototype vaccine directed against eastern equine encephalitis virus (EEEV), a known biothreat to the United States and on the CDC list for needed vaccine therapeutics. Our subsidiary Pelican Therapeutics, Inc. (“Pelican”), is developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting TNFRSF25 for systemic administration.

These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed recruiting patients in our Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial and are enrolling patients in our Phase 1 clinical trial of HS-130 in combination with HS-110 and in our Phase 1 clinical trial of PTX-35. We are also providing pre-clinical, CMC development, and administrative support for these efforts; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies, current timelines and costs.

About our gp96 platform

Our gp96 platform, which includes ImPACT ® and ComPACT ™, is designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform has the potential to become an essential component of the immuno-oncology regimen to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

We believe this is a highly differentiated approach as our platform delivers a broad range of tumor antigens that are previously unrecognized by the patient’s immune system. Our gp96 platform combines these tumor antigens with a powerful, naturally occurring immune adjuvant, gp96, to actively chaperone these antigens. Our gp96 product candidates are non-replicating, “off-the-shelf”, allogenic cell-based therapies that are locally administered into the skin. The treatment primes local natural immune recognition to activate T-cells to seek and destroy the cancer cells throughout the body. These gp96 agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through T-cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drugs are fully allogeneic, “off-the-shelf” products which means that we can administer them immediately without the extraction of blood or tumor tissue from each patient or the creation of an individualized treatment based on these patient materials. Our gp96 product candidates are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistical, manufacturing and importantly, cost benefits, compared to “personalized” precision medicine approaches.

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

About COVID-19 Program

Besides its utility in oncology, our gp96 platform has been shown to activate the human immune system to combat infectious diseases. Our collaborators have laid a solid foundation by engineering different pathogenic antigens into our platform. Previous preclinical studies using our gp96 platform includes SIV/HIV, malaria and Zika. We initiated a COVID-19 vaccine program in collaboration with the University of Miami in March 2020.

During the year we commenced preclinical testing of the vaccine under a sponsored research agreement and have continued development of a cell-based vaccine expressing gp96-Ig, OX40L-Ig and SARS-CoV-2 protein. In July 2020, we announced generation of proof-of-concept data demonstrating vaccine immunogenicity in relevant preclinical models, including expansion of human-HLA-restricted T-cells against immunodominant epitopes of SARS-CoV-2 spike protein. In August 2020, we reported preclinical data for our gp96-based COVID-19 vaccine generated at the University of Miami Miller School of Medicine, showing robust T cell mediated immune response directed against the spike protein of SARS-CoV-2. Also in August 2020, we announced publication of positive preclinical COVID-19 vaccine results, which included supporting data that our gp96-based COVID-19 vaccine induces systemic and tissue-specific (lung) memory CD8+ T cells and tissue-resident memory CD8+ T cells.

The strategy for this program includes providing prophylactic protection to elderly patients and those with underlying health conditions and driving a cellular immune response via CD8+ T cells, in addition to a humoral immune response. We have submitted grant applications to fund and accelerate COVID-19 vaccine development; however, there can be no assurance that our grant application will be approved and if approved, the amount of funding that we will receive.

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

When combined in preclinical studies with Heat’s gp96 platform immunotherapies and an anti-PD-1 checkpoint inhibitor, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 modulators for various immunotherapy approaches.

Clinical Pipeline

HS-110 (viagenpumatucel-L) – Non-Small Cell Lung Cancer (NSCLC)

Using our licensed ImPACT® platform technology, we developed the product candidate, HS-110 (viagenpumatucel-L) as a potential treatment for patients with advanced non-small cell lung cancer. HS-110 is our first lead biologic product candidate designed to stimulate a patient’s own T-cells to attack tumor cells. HS-110 is made of a lung adenocarcinoma cancer cell line that has been genetically modified to secrete a wide range of cancer-associated antigens bound to gp96 proteins, thereby activating a broad, T-cell medicated immune response against a patient’s cancer.

We have completed enrollment in our Phase 2 trial of HS-110, in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD-1 checkpoint inhibitor or more recently, Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), to treat patients with advanced NSCLC. The multicenter clinical trial evaluates the safety and efficacy of HS-110 in combination with nivolumab in a second line or greater setting, or with pembrolizumab in the front-line maintenance setting.

On February 9, 2021, we announced positive interim data from the Phase 2 trial. Substantial survival benefit was observed in a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (Cohort A, N = 47). A median progression free survival (PFS) of 1.8 months and a median overall survival (OS) of 24.6 months was observed with a median follow-up time of 19.4 months. The one-year survival rate of Cohort A is 61.7%. The median OS data was 12.2 months and the 1-year survival rate was 50.7% in previously treated, advanced NSCLC patients who received nivolumab as a single agent, according to published data of the BMS CheckMate 057 study.

For NSCLC patients who had previously been treated with a checkpoint inhibitor and whose disease had subsequently progressed (Cohort B, N = 68), a median PFS of 2.8 months and median OS of 11.9 months was observed with a median follow-up time of 11.9 months. Published data from other studies reported median OS of 6.8 to 9.0 months for NSCLC patients treated with chemotherapies after PD-(L)1 progression.

As of this data cut, 30% of the patients in Cohort A and 26% of the patients in Cohort B were still alive. HS-110 has a favorable safety profile and has been administered in approximately 200 patients to date. As of this data cut, there have been no treatment-related serious adverse reactions. A review of immune-related adverse events reported in the study raised no safety concerns. The data to date demonstrate that combination of HS-110 and nivolumab is well-tolerated.

HS-130

We have initiated clinical development of HS-130 for the treatment of advanced solid tumors. This product is designed to test our ComPACT™ technology approach. HS-130 intradermal delivers a T-cell co-stimulatory fusion protein (OX40L). We have completed preclinical characterization and manufacturing activities for this product candidate.

Our first-in-human study is an open label dose-escalation study evaluating escalating doses of HS-130 in combination with HS-110 in up to 30 patients. The primary endpoints are to evaluate patient safety (treatment emergent adverse events, serious adverse events and dose-limiting toxicities) and to determine the optimal dose for a subsequent Phase 2 trial. We began enrolling patients in this study in 2019 and continue to enroll patients in this study.

Preclinical Pipeline

COVID-19 Vaccine

Our Zolovax subsidiary is focused on developing vaccines for infectious diseases based on our gp96 platform. Our collaborators have laid a good foundation on engineering different pathogenic antigens into our platform. Previous preclinical animal studies conducted includes simian immunodeficiency virus, malaria and Zika. We have initiated development of a COVID-19 vaccine program in collaboration with the University of Miami in March 2020. We utilize our proprietary gp96 platform to engineer multiple protein regions of the virus to activate the human immune system to combat COVID-19. Such design has the potential of generating long-term immune responses and may confer immunity to different coronaviruses.

During the third quarter of 2020 we commenced preclinical testing of the vaccine under a sponsored research agreement. In July 2020, we announced generation of proof- of -concept data demonstrating vaccine immunogenicity in relevant preclinical models, including expansion of human-HLA-restricted T-cells against immunodominant epitopes of SARS-CoV-2 Spike protein. In August 2020, we reported preclinical data for our gp96-based COVID-19 vaccine generated at the University of Miami Miller School of Medicine, showing robust T cell mediated immune response directed against the spike protein of SARS-CoV-2. Also, in August 2020, we announced publication of positive preclinical COVID-19 vaccine results, that included data supporting that our gp96-based COVID-19 vaccine induces systemic and tissue-specific (lung) memory CD8+ T cells and tissue-resident memory CD8+ T cells.

On December 16, 2020 we announced completion of the gp96-based COVID-19 vaccine cell line ("ZVX-60"), which is being developed for use as either a standalone vaccine, or in combination with other vaccines to enhance prophylactic protection. Additional data collected since this announcement using ZVX-60 (gp96/OX40L-Ig, Spike vaccine), includes an in vivo dose-response test in mice showing that ZVX-60 induces HLA-A2 restricted CD8+ T-cells at 0.5 million cells (1000 ng of gp96-Ig). ZVX-60 also upregulates CD69 and CXCR6 markers on CD8+ T-cells in the spleen, lung and BALF, with greatest increase in the BALF. ZVX-60 was able to increase the generation of effector and central memory cells over that of ZVX-55 (i.e., showing the contribution of OX40L addition), and was able to generate anti-Spike IgG and IgM antibodies, greater than ZVX-55.

On January 19, 2021, we announced that we have transferred our gp96-based COVID-19 vaccine cell line ("ZVX-60") to Waisman Biomanufacturing to initiate the manufacturing process for ZVX-60, which is being developed for use as either a standalone vaccine, or in combination with other vaccines, to enhance prophylactic protection against COVID-19.

PTX-35

Pelican Therapeutics is focused on the development of monoclonal antibody and fusion-protein based therapies designed to activate antigen experienced T-cell subsets of the immune system. Pelican’s lead product PTX-35 is a humanized, affinity matured, monoclonal antibody that serves as a functional agonist of human tumor necrosis factor receptor superfamily member 25 (TNFRSF25), also known as death receptor 3 (DR3). This antibody stimulates antigen experienced ‘memory’ CD8+ cytotoxic T-cells with high specificity and potency. These cells are instrumental in destruction of tumor cells. Prior to our acquisition of 80% of Pelican in 2017, Pelican completed (1) humanization and affinity maturation of PTX-35; (2) PTX-35 epitope mapping or mapping of the binding site on the TNFRSF25 that is recognized by PTX-35;

and (3) stability/development studies of PTX-35. Manufacturing and IND-enabling studies for PTX-35 were successfully completed in preparation for an IND filing for oncology.

Mouse surrogate of PTX-35 (i.e., human CDRs 1-3, but mouse Ig backbone), has shown activity in mouse models of corneal allograft, beta-islet transplantation, bone marrow transplantation, auto/inflammatory models of experimental autoimmune encephalitis (EAE), colitis and asthma. This mouse surrogate version of PTX-35 is a translation tool that allows predictability between in vivo model data and potential human activity.

In June 2020, the U.S. Food & Drug Administration (FDA) cleared the Investigational New Drug (IND) application for PTX-35. In June 2020, we treated the first patient in our first-in-human Phase 1 clinical trial evaluating PTX-35. This first-in-human study is expected to enroll up to 30 patients with advanced solid tumors refractory to standard of care. The Phase 1 clinical trial of PTX-35 is an open-label, single arm, first in human intravenous administration of PTX-35 to patients with advanced solid tumors refractory to, or ineligible for, or who refuse available standard of care. Escalating dose levels of PTX-35 will be explored until optimal immunological dose or maximum tolerated dose is established. The primary objectives of the study include safety evaluation, determination of the recommended Phase 2 dose as well as exploratory analyses of clinical benefit and immunological effect of PTX-35. This trial is supported by a $15.2 million grant from the Cancer Prevention and Research Institute of Texas.

Preclinical studies with the murine precursor of PTX-35 have shown advantages over competing T-cell co-stimulator programs based on the expansion of tumor antigens specific CD8+ T-cells. In preclinical studies in colon, lung and breast cancer models, we have seen favorable results and favorable safety profiles in monkey and mouse studies.

Other TNFRSF25 Modulators

Next generation TNFRSF25 modulators (PTX-45 and others) that are differentiated from PTX-35 are in development. These novel TNFRSF25 immunomodulators may be designed for specific disease indications.

Additional Indications

We continue to evaluate additional indications for the ImPACT® and ComPACT™ platform technologies, along with  PTX-35 and next generation TNFRSF25 modulator compounds. Specifically, using ComPACT™, we have developed cell lines for several other cancers with the first product candidate being a second-generation therapy with similar cancer associated antigen overlap in multiple solid tumors (HS-130). Our decision to further pursue any product candidates, or any additional product candidates, will be based in part upon available funding and partnering opportunities.

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

Zolovax is in preclinical studies to develop therapeutic and preventative medicines to treat infectious diseases based on our gp96 therapeutic technology, with a current focus on the development of a vaccine to target the SARS-CoV-2 coronavirus that causes COVID-19.

The Oncology Market and Current Treatments

The American Cancer Society estimates that approximately 1.9 million people in the United States will be diagnosed with cancer in 2021. The lifetime probability of being diagnosed with cancer is approximately 40.5% for men and 38.9% for women. It is projected that 608,570 Americans will die from cancer in 2021.

Lung cancer is the second-most commonly diagnosed cancer in the U.S. The American Cancer Society estimates that there will be approximately 235,760 new cases of lung cancer in the United States diagnosed in 2021, accounting for about 12% of all cancer diagnosis. Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for lung cancer patients is 17% for men and 24% for women. Only 17% of lung cancers are diagnosed at a localized stage, for which the five-year survival is 59%. The American Cancer Society estimates that one in four deaths in the United States is due to cancer. Approximately 84% of all lung cancer is NSCLC.

2020 Financial Developments

●	In November 2020, our CPRIT Grant, initially covering a period from June 1, 2016 through November 30, 2020, as amended, was extended to May 31, 2021.
●	On December 20, 2020 we announced a reverse stock split of our shares of common stock at a ratio of 1-for-7. The reverse stock split took effect as of 12:01 a.m. EST, December 11, 2020.

ImPACT®/ComPACT™ Platform Technology Advantages

We seek to increase the percentage of patients with long-term benefit to checkpoint inhibitors with a combination treatment that is designed to activate and expand the T-cell’s immune defense mechanisms to seek out and kill cancer cells. ImPACT® and ComPACT™, variations of Heat’s gp96-based therapies, have been shown to stimulate an immune response based on a full antigenic repertoire of cancer cell associated proteins, not just one or a handful of antigens. The technologies are designed to combine a broad antigen repertoire of known tumor associated antigens, complexed with a potent immune adjuvant (gp96). The activated immune response generated by our gp96-based therapies may be useful in treating a wide range of cancers and infectious diseases. The advantages include:

●	gp96 therapies are administered with checkpoint inhibitors and other immuno-modulators with the goal of enhancing immune response through T-cell activation. Genetically engineered allogenic cells are injected into the dermal layers of the skin of patients to elicit an immune response against the patient’s own tumor. The treatment primes immune recognition and triggers the body to stimulate a robust adaptive, T-cell mediated immune system to seek and destroy the cancer cells.
●	gp96 therapies are allogeneic, off-the-shelf treatments designed to activate the immune system to turn immunologically "cold" tumors "hot." With ImPACT®, therapies can be administered alongside checkpoint inhibitors and other immuno-modulators to increase effectiveness. Our ComPACT™ therapy combines antigen delivery and cross presentation with a highly selective T-cell co-stimulator within a single treatment, simplifying combination immunotherapy, while providing superior immune activation/expansion with reduced treatment costs.
●	Our “off-the-shelf,” cancer-fighting therapies are designed to expand cancer reactive immune cells to recognize and kill cancer cells. They jump-start immune recognition of common, cancer associated neo-antigens (proteins expressed normally in development prior to the upregulation of MHC expression) that are re-expressed in the cancer upon malignant transformation. When used alongside checkpoint inhibitors, they have been shown to boost T-cell activity to more effectively target and destroy cancer cells.
●	We don’t require invasive procedures or the isolation of patient tissues. We are not extracting anything from anyone. This eliminates the inconvenience and costs associated with securing, expanding, storing and transporting patient samples, while eliminating potential surgical risks.
●	Our therapies do not require an additional adjuvant, or immune stimulant. Other immunotherapies may require the addition of an adjuvant to enhance effectiveness and reduce toxicity. Our product candidate incorporates gp96, itself a powerful biological adjuvant, ensuring that no additional immune adjuvants are necessary to generate an activated, T-cell mediated immune response.

●	Custom manufacturing is not necessary. Our products are mass-produced and readily available for immediate patient use. Each patient receives the same treatment, offering logistical, manufacturing and other cost benefits, compared to patient-specific or “personalized” medicine approaches.

PTX-35 and Next Generation TNFRSF25 Modulator Advantages

The advantages include:

●	Pelican provides access to a T-cell co-stimulator and novel TNFRSF25 modulators in development that further broadens our pipeline and strengthens our portfolio within the emerging T-cell co-stimulation space. We believe the use of these therapeutic agents, in combination with other immunotherapies, have the potential to be synergistic with our TCAP to dramatically improve patient outcomes.
●	Pelican is the only company with a disclosed preclinical pipeline targeting the T-cell co-stimulator, TNFRSF25. We believe PTX-35 can activate antigen-specific memory CD8+ cytotoxic T-cells that has the potential to eliminate patient’s tumor cells. This approach is designed to harness the body’s natural antigen specific immune activation and tolerance mechanisms to reprogram and expand antigen experienced immunity, to support a long-term, durable therapeutic effect. When combined with immunotherapies, including the ImPACT® and ComPACT™ platform technologies, PTX-35 enhances antigen specific T-cell activation to eliminate tumor cells.
●	Preclinical studies with the murine precursor to PTX-35 show advantages over competing T-cell co-stimulator programs based on CD8+ T-cell specificity.
●	Next generation TNFRSF25 modulators may improve on PTX-35 and have unique properties such as improved affinity or avidity or a shorter half-life.

COVID-19 Vaccine Advantages

This is a potential first-in-class COVID-19 vaccine designed to generate long-term immune responses and may confer immunity to different coronaviruses. Our COVID-19 vaccine program is incorporating multiple SARS-CoV-2 antigens using our gp96 platform. We are mimicking the natural immune process to induce long-term immunity and to confer protection for individuals against future infections. In contrast to other vaccine approaches, our platform offers the following advantages:

●	No anti-vector immunity given that we are not using a virus-based vector-system
●	No viral activation as we do not utilize any attenuated virus
●	Both T cells and B cells are activated with high immunogenicity to drive induction of mucosal immunity and long-term memory response

Strategy

Our objective is to become a leading biopharmaceutical company specializing in the development and commercialization of allogeneic, “off-the-shelf” immunotherapies. ImPACT® and ComPACT™ are designed to address synergistic mechanisms of action: natural delivery of a robust repertoire of cancer associated antigens (CTAs) coupled with the activation, co-stimulation and expansion of cancer-specific killer T-cells to further enhance patients’ immune activity and immune memory. Pelican’s lead compound, PTX-35, is a humanized affinity matured TNFRSF25 agonist antibody, and potential best-in-class T-cell co-stimulator due to its preferential antigen specific memory CD8+ T-cells that are considered most potent in eliminating cancer cells. Preclinical studies with systemically administered PTX-35 show advantages over competing T-cell co-stimulator programs. In addition, Pelican is the only company with a disclosed program targeting TNFRSF25 for use in immuno-oncology, with a broad, pioneering intellectual property estate. Our gp96-based COVID-19 vaccine program is being developed for use as either a standalone vaccine, or in combination with other vaccines, to enhance prophylactic protection against COVID-19.

We believe future cancer immunotherapies will involve multiple agents and our platforms could work synergistically with therapies, such as checkpoint inhibitors, which are designed to reverse tumor-induced immune exhaustion and suppression. We are focused on discovering, developing, and applying the ImPACT® and ComPACT™ platform technologies, and our PTX-35 compound in combination with other immunotherapies towards a number of disease indications. The key elements of our strategy are:

●	Develop and obtain regulatory approval for our product candidates. We have completed enrollment of the HS 110 trial in combination with either nivolumab or pembrolizumab to treat patients with advanced NSCLC. We have initiated enrollment in our Phase 1 trial of HS-130 in combination with H-110 for treatment of solid tumors and our Phase 1 trial of PTX-35 for the treatment of solid tumors. Beyond these trials – depending upon funding and partnering opportunities – we plan to initiate new clinical trials of combined immunotherapy agents.
●	Maximize commercial opportunity for the ImPACT® and ComPACT™ technology, as well as our PTX 35 and next generation TNFRSF25 modulator compounds. Our current product candidates target large markets with significant unmet medical needs. For each of our product candidates, we seek to maximize the economic potential of any future U.S. or international commercialization efforts.
●	Enhance our partnering efforts. We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships that maximize our economic potential.
●	Further expand our broad patent portfolio. We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to six different patent families directed to therapeutic compositions and methods related to our platform and preclinical development programs for cancer, and have filed additional patent applications that are owned by us. The ImPACT®/ComPACT™ patent portfolio comprise more than 30 granted patents and 40 pending patent applications. These patents and applications cover the United States, Europe, and Japan, as well as several other countries having commercially significant markets. In total, Pelican holds approximately 50 granted U.S. and foreign patents and approximately 20 U.S. and foreign patents are pending.
●	Manage our business with efficiency and discipline. We believe we have efficiently utilized our capital and human resources to develop and acquire our product candidates and programs and create a broad intellectual property portfolio. We operate cross-functionally and are led by an experienced management team with backgrounds in developing and commercializing product candidates. We use project management techniques to assist us in making disciplined strategic program decisions and to attempt to limit the risk profile of our product pipeline.
●	Obtain additional non-dilutive grant funding in addition to Pelican’s $15.2 million CPRIT Grant. To develop our technologies and compounds more fully, and their application to a variety of human diseases, we plan to continue to seek and access external sources of grant funding on our own behalf and in conjunction with our academic and other partners, including retention of lobbyists, to support the development of our pipeline programs. While we intend to work with our academic partners to secure additional grant funding, these partners have no obligation to work with us to secure such funding. We also intend to continue to evaluate opportunities and, as appropriate, acquire or license technologies that meet our business objectives.

Pelican Acquisition

On April 28, 2017, we consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became our majority owned subsidiary as contemplated by the Stock Purchase Agreement (the “Purchase Agreement”) that we entered into with Pelican, and certain stockholders of Pelican holding a majority of the outstanding shares.

Pelican is a biotechnology company focused on the development and commercialization of monoclonal antibody and fusion protein-based therapies that are designed to activate the immune system. In exchange for 80% of the outstanding capital stock of Pelican on a fully diluted basis, we paid to the Pelican Stockholders that executed the Stock Purchase Agreement (the “Participating Pelican Stockholders”) an aggregate of $0.5 million minus certain liabilities (the “Cash Consideration”), and issued to the Participating Pelican Stockholders 19,015 shares of our restricted common stock representing 4.99% of the outstanding shares of our common stock on the date of the initial execution of the Purchase Agreement (the “Stock Consideration”). The Pelican Stockholders that sold their shares in Pelican to us (the “Participating Pelican Stockholders”) included Jeffrey Wolf, our Chief Executive Officer and a director, John Monahan and Edward Smith, two of our directors, the Chairman of our Scientific Advisory Committee at the time of the closing and/or entities controlled by them. During the year ended December 31, 2018, the Cash Consideration of approximately $0.3 million was distributed to the Participating Pelican Stockholders and the remainder of approximately $0.2 million for certain Pelican liabilities not satisfied was retained by us and recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2020, we distributed to the Participating Pelican Stockholders $2.0 million upon dosing of the first patient in our Phase 1 trial of PTX-35, of which approximately of 22% was distributed to our executive officers and directors who are Participating Pelican Stockholders.

Under the Purchase Agreement, we are also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income:

(1)	$1.5 million upon Pelican’s dosing of the first patient in its first Phase 2 trial for an oncology indication;
(2)	$3.0 million upon successful outcome of the first Phase 2 trial for an oncology indication;
(3)	$6.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for an oncology indication;
(4)	$3.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for a non-oncology indication;
(5)	$7.5 million upon successful outcome of the first Phase 3 trial for an oncology indication;
(6)	$3.0 million upon successful outcome of the first Phase 3 trial for a non-oncology indication;
(7)	$7.5 million upon acceptance of a Biologics License Application (BLA) submission for an oncology indication;
(8)	$3.0 million upon acceptance of a BLA submission for a non-oncology indication;
(9)	$7.5 million upon first product indication approval in the United States or Europe for an oncology indication; and
(10)	$3.0 million upon first product indication approval in the United States or Europe for a non- oncology indication.

Pelican has been awarded $15.2 million to fund preclinical and some clinical activities from Cancer Prevention Institute of Texas (CPRIT) grant (the “CPRIT Grant”). The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT, which totals $7.6 million over the life of the project.

In connection with the Pelican Acquisition, the Participating Pelican Stockholders entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with us with respect to the Pelican common stock retained by the Participating Pelican Stockholders (the “Retained Shares”). The Stockholders’ Agreement, contains restrictions on transfer of the Retained Shares and drag-along rights in the event of a consolidation or merger of Pelican with another entity after the date of the Purchase Agreement or the sale of all or substantially all of Pelican’s assets or a transaction in which at least fifty percent (50%) of the voting rights attached to the Pelican securities are sold. In addition, Participating Pelican Stockholders will have co-sale rights in connection with our transfer of the Pelican common stock that we own.

In October 2018, we entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of Pelican stock, of which it owned 5% equity on a fully diluted basis for a certain number of shares along with UM shares in Heat Biologics I, Inc., of which it owned 7.5% equity (together herein the “Subsidiary Shares”) for 5,000 shares of Heat Biologics, Inc. common stock, $0.0002 par value; resulting in Heat owning 85% of Pelican and 100% of its subsidiary Heat Biologics I.

CPRIT Grant

In May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to allow Pelican to develop PTX-35 through a 40-50 patient Phase 1 clinical program. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the life of the project.

As of December 31, 2020, CPRIT has provided $13.7 million of the total $15.2 million grant. The remaining $1.5 million will be awarded, on a reimbursement basis, after we have fulfilled every requirement of the grant and the grant has been approved to be finalized, rather than in advance of expending the funds as in the prior grant years. As of December 31, 2020, we have provided approximately $6.6 million which was used to satisfy Pelican’s matching fund obligation under the first four years of the CPRIT Grant. Approximately $1.0 million is remaining to provide in the fifth year of the CPRIT grant.

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

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies; preserve our trade secrets and exclusive rights in our unique biological materials; and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the strongest intellectual property protection possible for our current product candidates and any future product candidates and our subsidiaries’, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors – Risks Relating to Our Business – We have limited protection for our intellectual property, which could impact our competitive position.”

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

Our and our subsidiaries’ programs are supported by growing patent estates that are comprised of intellectual property owned by us and our subsidiaries’, or exclusively licensed from UM. ImPACT®, ComPACT™, PTX-35, next generation TNFRSF25 modulators, and ZVX-060 are protected by issued patents and various pending patent applications. In total, Heat holds approximately 30 granted U.S. and foreign patents and approximately 40 U.S. and foreign patents pending. In total, Pelican holds approximately 50 granted U.S. and foreign patents and approximately 20 U.S. and foreign patents are pending.

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

Heat’s ComPACT™ technology is covered by US Patent Nos. 10,046,047 and 10,780,161 and a series of patents pending in the U.S. and foreign jurisdictions (i.e. Europe, Japan, China, Canada, Australia, Brazil, Mexico, Israel, India, Korea, Russia, Singapore and South Africa) and assigned to Heat. Various recently filed provisional, international (PCT), US, and foreign patent applications assigned to Heat and related to ComPACT™ are also pending and may provide coverage to 2038 to 2042, if granted (not including any patent term adjustments or extensions).

Pelican’s PTX-35 and next generation TNFRSF25 modulators coverage stems from three exclusive license agreements with UM (i.e. “UM03-31 UM05-39” of July 11, 2008; “UMI176” of December 12, 2010, as amended December 7, 2020; and “UM-143 UMN-106” of November 19, 2013). Patents are granted or pending in the U.S. and various foreign jurisdictions (such as Europe, Japan, China, Canada, Australia, Mexico, Korea, Israel, Singapore, and Hong Kong). US Patent No. 9,603,925, with term to 2034 (not including any patent term adjustments or extensions), covers novel TNFRSF25 modulator compositions in combination with additional therapies. US Patent No. 9,499,627, with term to 2030 (not including any patent term adjustments or extensions), covers novel TNFRSF25 modulator uses in therapies to delay transplant rejections. US Patent No. 9,839,670, with term to 2026 (not including any patent term adjustments or extensions), covers PTX-35 compositions in combination with a tumor antigen. US Patent No. 9,017,679 with term to 2026 (not including any patent term adjustments or extensions), covers methods of using PTX-35, among other things. Recent patent applications assigned to Pelican are intended to provide further compositional coverage for PTX-35. US Patent Nos. 9,982,057 and 10,005,843 provide composition of matter coverage for PTX-35 and have term to 2035 (not including any patent term adjustments or extensions).

Heat’s COVID-19 (2019-nCoV virus) efforts are supported by four patent families. The Company co-owns one family which currently consists of an international (PCT) and a US patent application, with University of Miami, on a vaccine approach. The Company is the exclusive licensee of University of Miami’s rights in these patent applications.

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

All of the above-described license agreements, as amended, provide that the licensor has the right to terminate a subject license if the licensee: (1) has not introduced, or at least used its best efforts to introduce, a licensed product in the commercial marketplace in the United States, European Union, or Japan by December 31, 2025; (2) has not otherwise exercised diligence to bring licensed products to market; or (3) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it. Upon an uncured material breach of an obligation under any one of the above license agreements by a party, the other party has the right to terminate that agreement upon 90 days’ notice or 30 days’ notice if the breach relates to payments due to UM. In the event of a termination, Heat Biologics I, Inc. will be obligated to pay all amounts that accrued prior to such termination. Each of the above license agreements also contains other customary clauses and terms as are common in similar agreements between industry and academia, including the licensee’s agreement to indemnify UM for liabilities arising out of the negligence of the licensee, making the license grant subject to the Bayh-Dole act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

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

Zolovax Licenses

In October 2016, our wholly-owned subsidiary, Zolovax, Inc., entered into an agreement with UM for the license and development of a portfolio of patents leveraging its gp96 platform to target the Zika virus and other infectious diseases. The preclinical studies using the licensed technology have been initiated and are progressing. The term of the license is the length of the last to expire patent, unless terminated earlier. The license agreement grants Zolovax, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights. As consideration for the rights granted in this license agreement, the licensee paid an upfront fee, is obligated to pay annual payments commencing on the third anniversary of the license agreement and royalties equal to a percentage (in the low-to-mid single digits) of net sales of products covered by the patent-related rights in the respective license agreements. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Zolovax, Inc. is obligated to pay royalties to UM equal to a percentage of sublicense income. The license agreement provides for diligence milestones payments of up to an aggregate of $1,450,000 that include pre-IND meeting with the FDA, IND submission to the FDA and dosing first patient in a Phase 1 clinical trial. The license agreement also provides that the licensee will not have to pay more than the above-noted royalty rates if more than one license from UM is required to sell products covered by the licensed patent-related rights. The license agreement provides that the licensor has the right to terminate a subject license if the licensee has engaged in certain bankruptcy events or has breached the terms of the license agreement which includes having (i) failed to make a required payment; (ii) failed to achieve a milestone or not otherwise exercised diligence to bring licensed products to market; (iii) failed to possess insurance coverage, or (iv) filed a false report. Upon an uncured material breach of an obligation that remains uncured for 30 days’ after notice thereof, the other party has the right to terminate that agreement. In March 2020, we entered into a research agreement with UM pursuant to which we sponsor the research and development of COVID-19 vaccine using our gp96 platform and a research agreement with UM for the development of a COVID-19 point-of-care diagnostic test. In May 2020, we suspended the point-of-care diagnostic program due to the progress made by other diagnostic manufacturers utilizing a similar approach, and our desire to focus resources on the COVID-19 vaccine program. In the process, we developed our own unique diagnostic intellectual property, and plan to opportunistically explore partnership opportunities around this technology.

On December 31, 2020, Zolovax entered into an exclusive license agreement with UM for the license and development of a portfolio of patents leveraging its UMIP-510 platform to target the COVID-19 virus and other infectious diseases. The license agreement grants Zolovax exclusive, worldwide rights to research, develop, make, use or sell Licensed Products (as defined in the license agreement) based upon patent-related rights. The term of the license is the later of the length of the last to expire patent or fifteen (15) years from the date of the first sale of a Licensed Product unless terminated earlier. As consideration for the rights granted in the license agreement, Zolovax paid an upfront fee of $2,500, is obligated to pay certain annual payments and to pay royalties equal to a percentage (in the low-to-mid single digits) of net sales of Licensed Products. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize the Licensed Products. In the event of a sublicense to a third party, Zolovax is obligated to pay royalties to UM equal to a percentage of sublicense income. The license agreement provides for diligence milestones that include IND submission to the FDA or EMA within twenty-four months of the effective date of the license agreement, dosing first patient in a Phase 1 clinical trial within nine months of approval of an IND, and making commercially reasonable efforts towards obtaining regulatory marketing approval for a Licensed Product form either the FDA or EMA. The license agreement also provides for commercial milestone payments of up to an aggregate of $7,750,000 upon the achievement of $10,000,000, $100,000,000 and $500,000,000 of cumulative net sales of License Products. The License Agreement provides that Zolovax may terminate the license agreement upon ninety days’ notice to UM, UM has the right to terminate the license agreement if Zolovax has engaged in certain bankruptcy events and each party has the right to terminate the license agreement if the other party commits a material breach of the terms of the license agreement, and such breach remains uncured for thirty days.

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

As consideration for the rights granted under the second license agreement, UMI-176, Pelican is obligated to pay UM certain upfront license fees, and aggregate milestone payments of (i) $25,000 upon submission of an NDA, (ii) $25,000 upon approval of a NDA; (iii) $100,000 upon completion of Phase 1 clinical trial and (iv) $500,000 the earlier of May 2022 or approval of an NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above.

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

All of the above-described Pelican license agreements provide that the licensor has the right to terminate a subject license if the licensee (1) has not introduced, or at least used its best efforts to introduce, a licensed product in the commercial marketplace in the United States, European Union, or Japan by December 31, 2022 (December 2025 for the UMI-176 license agreement); (2) has not otherwise exercised diligence to bring licensed products to market; or (3) files, or has filed against it, a proceeding under the Bankruptcy Act, is adjudged insolvent, makes an assignment for the benefit of its creditors, or has an unreleased or unsatisfied writ of attachment or execution levied upon it. Upon an uncured material breach of an obligation under any one of the above license agreements by a party, the other party has the right to terminate that agreement upon 90 days’ notice or 30 days’ notice if the breach relates to payments due to UM. In the event of a termination, Pelican will be obligated to pay all amounts that accrued prior to such termination. Each of the above license agreements also contains other customary clauses and terms as are common in similar agreements between industry and academia, including the licensee’s agreement to indemnify UM for liabilities arising out of the negligence of the licensee, making the license grant subject to the Bayh-Dole act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

Manufacturing

We rely on third-party manufacturers to produce and store our product candidates for clinical use and currently do not own or operate manufacturing facilities.

We utilized an external vendor for manufacturing of HS-110 used in our Phase 2 clinical trial. We have an agreement with GenCure Biomanufacturing for optimization of the HS-110 manufacturing process and for the manufacture of GMP material to support initiation of a Phase 3 program.

The HS-110 product used in the inventor’s Phase 1, and in our Phase 2 clinical trial was manufactured under cGMP (current good manufacturing practices). The gp96 cell line is grown in large quantities, dispensed into individual doses, frozen in liquid nitrogen, irradiated to render cell replication incompetent and quality tested in compliance with FDA guidelines. The product is irradiated, which is a commonly used attenuation process that eliminates the ability of the gp96-Ig-containing cell lines to replicate but allows them to remain metabolically active and secrete gp96-Ig. The batches of frozen, irradiated drug product are stable for long periods of time and are thawed immediately prior to administration to patients

Heat has also begun development of an additional product, HS-130, for treatment of select solid tumors. This product will utilize our ComPACT™ technology concept, which is designed to deliver the gp96 heat shock (HS-110) protein and a T-cell co-stimulatory fusion protein (OX40L) in HS-130. We have completed the cGMP manufacturing and nonclinical IND enabling activities to support the clinical development of this product. This product is currently being used in a Phase 1 clinical trial.

Heat has also begun manufacturing of its gp96-based COVID-19 vaccine cell line ("ZVX-60"), using Waisman Biomanufacturing, which is being developed for use as either a standalone vaccine, or in combination with other vaccines, to enhance prophylactic protection against COVID-19.

Pelican is focused on the development of monoclonal antibody and fusion-protein based therapies designed to activate specific T-cell subsets of the immune system. We have utilized an external vendor for development of PTX-35, a humanized affinity matured monoclonal antibody that is a functional agonist of human TNFRSF25. This antibody provides highly selective and potent stimulation of ‘memory’ CD8+ cytotoxic T-cells. This is a subset of the class of T-cell that is responsible for eliminating tumor cells in patients.

We have performed assay development work at our Texas laboratory to support our clinical needs as well as those of third parties.  In an effort to decrease our dependence upon third party manufacturers and enhance efficiency, we are exploring the establishment of process development and manufacturing capability to support our  clinical trials  and potentially third party manufacturing needs.

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

We expect to compete with other pharmaceutical and biotechnology companies, and our competitors may:

●	develop and market products that are less expensive, more effective or safer than our future products;
●	commercialize competing products before we can launch any products developed from our product candidates;
●	operate larger research and development programs, possess greater manufacturing capabilities or have substantially greater financial resources than we do;
●	initiate or withstand substantial price competition more successfully than we can;

●	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;
●	more effectively negotiate third-party licenses and strategic relationships; and
●	take advantage of acquisition or other opportunities more readily than we can.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2.9 million, and the manufacturer and/or sponsor under an approved new drug application are also subject to an annual program fee which is currently set at more than $336,000. These fees are typically increased annually.

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

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical chemistry, manufacturing, clinical development and regulatory and quality assurance. Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Our cancer trials have been registered on clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development. Research and development expenses were $12.9 million during both years ended December 31, 2020 and 2019, respectively.

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

Our Corporate Background and Information

We were incorporated under the laws of the State of Delaware on June 10, 2008. Our principal offices are located at 627 Davis Drive, Suite 400, Morrisville NC 27560. Our website address is www.heatbio.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating Committee. Our phone number is (919) 240-7133 and our facsimile number is (919) 869-2128. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

References to Heat Biologics also include references to our subsidiaries Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax Inc., and Pelican, unless otherwise indicated. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. We formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012 and Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016, we formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96 based vaccines targeting Zika, HIV, West Nile, dengue, yellow fever, and SARS-CoV-2. In June 2012, we divested our 92.5% interest in Pelican (formerly known as Heat Biologics II, Inc.). On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, we entered into an agreement with UM whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican, resulting in us owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. We assigned our proprietary rights related to the development and application of our ImPACT® therapy platform to Heat Biologics I, Inc. In November 2018, we formed Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.) which uses a unique and proprietary platform to generate new biological entities that we may rapidly advance into clinical development. Also, in November 2018, we formed Scorpion Biological Services, Inc. (“Scorpion”) (formerly known as Scorpion Biosciences, Inc.), to focus on developing bioanalytic, process development and manufacturing capability to service our in-house requirements as well as potentially those of others. In February 2021, we formed Abacus Biotech, Inc., a wholly-owned subsidiary to pursue additional opportunities related to our business.

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

On December 11, 2020, we effected a one-for-seven- reverse stock split. All per share numbers reflect the one-for seven reverse stock split.

Human Capital

We believe that our success depends upon our ability to attract, develop, retain and motivate key personnel. Our management and scientific teams possess considerable experience in drug discovery, research and development, manufacturing, clinical and regulatory affairs and believe Heat Biologics directly benefits from this experience and industry knowledge. Our research team comprises B.S., M.S. and Ph.D.-level scientists with expertise in oncology, immunology, and molecular biology.

As of December 31, 2020, we had a total of 39 full-time employees, of which 10 are part of our research team located in San Antonio, Texas, 21 are part of our research team located in Morrisville, North Carolina and eight are part of our corporate team. We consider our relationships with our employees to be good. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully.

Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
●	we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry;
●	we align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance;
●	annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and
●	all employees are eligible for health insurance, paid and unpaid leaves, a 401K retirement plan with employer matching contributions (maximum of 4% match) and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, and paid parental leave.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

●	adding work from home flexibility;

●	adjusting attendance policies to encourage those who are sick to stay home ;
●	increasing cleaning protocols across all locations; and
●	initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

Item 1A.       Risk Factors

Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report a result of different factors, including the risks we face described below.

Risks Relating to our Company, Financial Position and Capital Requirements

We have had limited operations to date.

We are a clinical stage company and have had limited operations to date as have our subsidiaries. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. To date, we have not generated any revenue from product sales and substantially all of our revenue to date has been grant revenue that Pelican has received from CPRIT and a small amount of revenue from a research funding agreement. Even if we generate revenue from product sales, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

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

We are a clinical stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our products and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

●	continuing to undertake preclinical development and successfully enroll patients in clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

While various members of our management and staff have prior significant experience in conducting cancer trials, our company, to date, has not successfully completed any pivotal clinical trials and we have limited experience conducting and enrolling patients in clinical trials. Until the last few years, our operations, including the operations and those of our subsidiaries, have been limited primarily to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking preclinical trials and preparing for and conducting our Phase 1 and Phase 2 clinical and preclinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2020 and 2019, we incurred a net loss of $26.4 million and $20.4 million, respectively. We have an accumulated deficit of $130.6 million through December 31, 2020. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We may need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2020, our operating activities used net cash of approximately $22.0 million and as of December 31, 2020, our cash and cash equivalents and short-term investments were approximately $111.8 million. During the year ended December 31, 2019, our operating activities used net cash of approximately $12.8 million and as of December 31, 2019 our cash and cash equivalents and short-term investments were approximately $14.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2020, our accumulated deficit totaled $130.6 million and as of December 31, 2019, our accumulated deficit totaled $104.6 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any of our product candidates in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products.

We will need to raise additional capital to fund our long term operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq Capital Market that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the Nasdaq Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Global health crises may adversely affect our planned operations.

Our business and the business of the supplier of our clinical product candidate and the suppliers of the standard of care drugs that are administered in combination with our clinical product candidate could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidate or the standard of care drugs that are administered in combination with our clinical product candidate. In addition, an outbreak near where our clinical trial sites are located would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

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

We are substantially dependent on the success of our product candidates, only three of which are currently being tested in clinical trials, and we cannot provide any assurance that any of our product candidates will be commercialized.

Our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidate, HS-110, for which we are currently actively conducting a Phase 2 clinical trial. HS-110, HS-130 and PTX-35 are our only current products in clinical trials. Our other product candidates, including our COVID-19 vaccine, are all at a pre-clinical stage. We expect that at least one Phase 3 clinical trial of HS-110 will be required to gain approval by the FDA. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize our product candidates, which may never occur. Before commercializing any product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from any of our product candidates, and we may never be able to develop or commercialize a marketable drug.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses and our ability to raise fuds may be impacted.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On February 9, 2021, the reported low sale price of our common stock was $11.51 per share and the reported high sales price was $17.00 per share. For comparison purposes, on December 31, 2020, the price of our common stock closed at $5.36 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market generally and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the Nasdaq Global Select Market;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

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

Risks Related to Our Clinical Development, Regulatory Approval and Commercialization

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Our inability to locate and enroll a sufficient number of eligible patients in our clinical trials for any of our current or future clinical trials, would result in significant delays or may require us to abandon one or more clinical trials. Our ability to enroll patients in trials is affected by many factors out of our control, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. As we seek to advance our clinical programs, we remain in close contact with our CROs and clinical sites and intend to monitor and assess the impact of COVID-19 on our studies, current timelines and the costs of our studies. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of enrollment in clinical trials, and no assurance can be given that the impact of COVID-19 will not seriously disrupt our ability to enroll patients in our clinical trials.

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

●	prevent or delay commercialization of, and our ability to derive product revenues from, our product candidates; and
●	diminish any competitive advantages that we may otherwise believe that we hold.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. HS-110, HS-130 and PTX-35 are our only current product candidates in clinical trials and our other product candidates are all in the preclinical stage of development. Although we have completed enrollment for a Phase 2 clinical trial for HS-110 and a Phase 1 clinical trial of HS-130, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by the FDA, or whether any BLA will be approved upon review.

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

Our COVID vaccine program is in early stages of development, and therefore will require extensive testing and funding.

We have initiated development of a new COVID-19 vaccine program that utilizes the gp96 platform to secrete SARS-CoV-2 antigens. Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. In addition, in order to further our COVID-19 vaccine program we will need significant additional funding. To date, we have not yet developed any drug candidates designed to combat infectious diseases. There can be no assurance given that we will be able to successfully develop a vaccine to treat COVID-19 and even if successful, to do so during this pandemic, or be able to secure the additional funding required to further our COVID-19 vaccine program. Although we have retained consultants, including lobbyists, to seek funding for these new programs, there can be no assurance that we will be able to obtain such financing.

Clinical trials are very expensive, time-consuming, and difficult to design and implement.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

●	unforeseen safety issues;
●	failure to determine appropriate dosing;
●	greater than anticipated cost of our clinical trials;
●	failure to demonstrate effectiveness during clinical trials;
●	slower than expected rates of patient recruitment or difficulty obtaining investigators;
●	patient drop-out or discontinuation;
●	inability to monitor patients adequately during or after treatment;
●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	insufficient or inadequate supply or quality of product candidates or other necessary materials to conduct our trials;
●	potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;
●	problems engaging IRBs to oversee trials or in obtaining and maintaining IRB approval of studies;
●	imposition of clinical hold or suspension of our clinical trials by regulatory authorities; and
●	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend or terminate our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty when, if ever, future clinical trials will commence or be completed.

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

Even if the FDA approves one or more of our product candidates, the products may not gain broad market acceptance among physicians, healthcare payers, patients, and the medical community. We have conducted our own research into the markets for our product candidates; however, we cannot guarantee market acceptance of our product candidates, if approved, and have somewhat limited information on which to estimate our anticipated level of sales. Our product candidates, if approved, will require patients, healthcare providers and doctors to adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers the demand for our products will be reduced. Acceptance and use of any products we market will depend upon a number of factors including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;
●	limitation on use or warnings required by FDA in our product labeling;
●	cost-effectiveness of our products relative to competing products;
●	convenience and ease of administration;
●	potential advantages of alternative treatment methods;
●	availability of reimbursement for our products from government or other healthcare payers; and
●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect virtually all of our product revenues for the foreseeable future to be generated from sales of our current product candidates, if approved, the failure of these therapeutics to find market acceptance would substantially harm our business and would adversely affect our revenue.

We currently rely upon our gp96 platform for development of many of our product candidates, which if unsuccessful may impact the success of several of our product candidates.

We are currently developing three product candidates HS-110, HS-130 and ZVX-60 based upon our gp96 platform. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our gp96 platform. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our gp96 platform, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval of a BLA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of its product for many reasons.

We face competitive and other risks in our COVID-19 vaccine program.

We have recently announced preclinical testing of a new vaccine program for treatment of certain patients with COVID-19. This SARS-CoV2 disease is extremely challenging and there are many companies addressing COVID-19, both in vaccines and therapeutic treatments, many of which have significantly greater resources and capital than we do and are further along in the clinic than we are. Pfizer-BioNTech, Moderna, and Johnson & Johnson have already developed a COVID-19 vaccine approved for emergency use in the United States and elsewhere, and many more, including several that have progressed further than us, including Oxford-AstraZeneca, Sanofi, Inovio, Takara Bio and Novavax, are in various stages of development, some of which have already received approval for emergency use in some European countries. Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. The competition for funding research and development in this disease, including grant funding, is intense and there can be no assurance that we will be able to obtain adequate funding to carry out our development plan or that, even if funding is obtained, our vaccine will be effective, timely, and accepted by appropriate regulatory authorities. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 vaccine, if any.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If any of our product candidates receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these oncology competitors have oncology compounds already approved or in development and there are currently a few approved COVID-19 vaccines. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs, biologics and other therapies;
●	undertaking preclinical testing and clinical trials;
●	obtaining FDA and other regulatory approvals of drugs, biologics and other therapies;
●	formulating and manufacturing drugs, biologics and other therapies; and
●	launching, marketing and selling drugs, biologics and other therapies.

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

We have developed certain expertise in the formulation, development and/or manufacturing of biologics; however to date we have relied on third parties for substantially all of our manufacturing needs. To date, the selection and initial replication of our biological cell lines used in our trials has been performed by individuals working at third party laboratories over which we have little process or quality control and therefore the process and replication could be subject to human error. We currently lack all of the necessary resources and expertise to formulate or manufacture our own product candidates. The investigational products for our clinical trials are manufactured by our contractors under current good manufacturing practices, (“cGMPs”) and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization. Our agreement with the manufacturer of our HS-110 product expired in October 2019. In addition, the manufacturer of our HS-110 has closed its facility where it manufactured our HS-110 and therefore future manufacture of HS-110 by such manufacturer may require additional regulatory approvals for the new manufacturing site. Any future orders with such manufacturer will be pursuant to the terms of purchase orders unless a new definitive agreement is entered into. If not renegotiated, we may experience longer manufacturing lead times for any purchase orders we place with either such manufacturer under purchase orders or any new manufacturer, especially in light of additional regulatory requirements due to the change in the manufacturing facility. In addition, our manufacturer for many of our other product candidates, do not currently have the capacity to engage in large scale manufacturing of our products and therefore we will be required to engage new manufacturers for many of our current early stage product candidates. Manufacturing considerations which may include, lead time and capacity considerations of our third-party manufacturers to provide clinical supply of our product candidates, could delay our clinical trials. We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials. We have performed assay development work at our Texas laboratory to support our clinical needs as well as those of third parties.  In an effort to decrease our dependence upon third party manufacturers and enhance efficiency, we are exploring the establishment of process development and manufacturing capability to support our clinical trials  and potentially third party manufacturing needs. If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we will rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to renew or renegotiate current agreements on favorable terms or identify manufacturers on acceptable terms or at all because the number of potential manufacturers with appropriate expertise and facilities is limited.
●	If we change manufacturers at any point during the development process or after approval, which for several of our product candidates we expect to be required to do for later stage clinical trials and commercialization, we will be required to demonstrate comparability between the products made by the old and new manufacturers. If we are unable to do so, we may need to conduct additional clinical trials with product manufactured by the new manufacturer. Accordingly, it may be necessary to evaluate the comparability of the HS-110 or our other product candidates produced by the two different manufacturers at some point during the clinical development process.
●	If we change the manufacturer of a product subsequent to the approval of the product, we will need to obtain approval from the FDA of the change in manufacturer. Any such approval would likely require significant testing and expense, and the new manufacturer may be subject to a cGMP inspection prior to approval. Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and with the quality required to meet our clinical needs and commercial needs, if any.

●	Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and with the quality required to meet our clinical needs and commercial needs, if any.
●	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates.
●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, and corresponding state agencies to ensure compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.
●	Our contract manufacturers have in the past and may in the future encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. Our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to assess compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we or our contract manufacturers are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

●	If we establish in-house development and manufacturing capabilities, there are a number of risks that could impact our financial condition, operating results and cash flows due to disruption of operations at the location or facility which may impede our ability to deliver assays or manufacture our products.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or could also result in higher costs or deprive us of potential product revenues.

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.

We also rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs will be required to comply with the Good Laboratory Practices and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that it develops would be harmed, its costs could increase, and our ability to generate revenues could be delayed.

If our relationship with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that it will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

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

For our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce our product candidates and manufacture our product candidates for our clinical studies. We currently depend on third-party suppliers for key materials and services used in its research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply us with adequate materials and services. We do not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

To succeed, clinical trials require adequate supplies of study material, which may be difficult or uneconomical to procure or manufacture and there can be no assurance that we will successfully procure such study material or even if procured, that we can do so in quantities and in a timely manner to allow our clinical trials to proceed as planned. We and our suppliers and vendors may not be able to (i) produce our study material to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us, or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or manufacturer which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. Although we believe additional manufacturers and vendors are available, if any of our manufacturers or vendors were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any such curtailment in the availability of products could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. Although we do believe that replacement manufacturers and vendors are available, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities. If we are unable to establish in-house development and manufacturing capabilities, we may not be able to reduce our dependency on third-party manufacturers.

For our clinical trial of HS-110, we are administering our product candidates, in combination with other immunotherapy agents. Any problems obtaining the other immunotherapy agents could result in a delay or interruption in our clinical trials.

For our clinical trials of HS-110, we administer our product candidate in combination with another immunotherapy agent, nivolumab or pembrolizumab. Therefore, our success will be dependent upon the continued use of these other immunotherapy agents. We expect that our other product candidates will also be administered in combination with immunotherapy agents owned by third parties. If any of the immunotherapy agents that are used in our clinical trials are unavailable while the trials are continuing, our timeliness and commercialization costs could be impacted. In addition, if any of these other immunotherapy agents are determined to have safety of efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

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

If we ultimately determine that entering into strategic partnerships is in our best interest, but either fail to enter into, are delayed in entering into or fail to maintain such strategic partnerships:

●	the development of certain of our current or future product candidates may be terminated or delayed;
●	our cash expenditures related to development of certain of our current or future product candidates may increase significantly and we may need to seek additional financing;
●	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted;
●	we will bear all of the risk related to the development of any such product candidates; and
●	the competitiveness of any product candidate that is commercialized could be reduced.

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

Our ability to commercialize our therapies, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

●	government and health administration authorities;
●	private health maintenance organizations and health insurers; and
●	other healthcare payers.

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, The Patient Protection and Affordable Care Act (ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Our research and development activities may involve the controlled use of biological and hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. We currently operate one laboratory in North Carolina, one laboratory in New Jersey and Pelican operates a laboratory in Texas. In our laboratory in Texas we perform contract services for third parties that could involve the use of biological and hazardous materials and chemicals. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of drug and biological product candidates entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products. We currently operate one laboratory in North Carolina, one laboratory in New Jersey and Pelican operates a laboratory in Texas. In our laboratory in Texas we perform contract services for third parties. We could incur liability in the performance of these services, including liability for damage to materials supplied to us. Clinical trial liability claims may be filed against us for damages suffered by clinical trial subjects or their families. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products which could impact our ability to continue as a going concern. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	decreased demand for any approved product candidates;
●	impairment of our business reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	distraction of management’s attention;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues; and
●	the inability to successfully commercialize any approved drug candidates.

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

Our business strategy incorporates international expansion, including establishing and maintaining clinician marketing and education capabilities outside of the United States and expanding our relationships with distributors and manufacturers. Doing business internationally involves a number of risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us or our distributors to obtain regulatory approvals for the sale or use of our product candidates in various countries;
●	difficulties in managing foreign operations;
●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
●	limits on our ability to penetrate international markets if our product candidates cannot be processed by a manufacturer appropriately qualified in such markets;
●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	reduced protection for intellectual property rights;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●	failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our financial condition, results of operations and cash flows.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies or new lines of business that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets, such as we did with the Pelican. We may also make investments in other companies of technologies, new lines of business, or expansion of research bioanalytical development and manufacturing capacities. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. Other than our acquisition of the equity of Pelican in 2017, we have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions or investments in other companies or technologies or new lines of business also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

Government actions or interventions may curtail our ability to develop a successful COVID-19 vaccine, which may be more likely during a global health crisis such as COVID-19.

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to our COVID-19 vaccine product candidate, limiting our economic prospects. In the U.S., the Defense Production Act of 1950, as amended (the “Defense Production Act”), gives the U.S. government rights and authorities that may directly or indirectly diminish our own rights or economic opportunities with respect to our COVID-19 vaccine. Our current and potential third-party service providers may be impacted by government entities potentially invoking the Defense Production Act or other potential restrictions to all or a portion of services they might otherwise offer.

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

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

Any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

Risks Related to Intellectual Property

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

Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. As a result, in response to the COVID-19 pandemic, it is possible that certain countries may take steps to facilitate compulsory licenses that permit the distribution of a COVID-19 vaccine in those countries. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the relevant patent rights. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Competitors may challenge the validity or scope of our patents or future patents we may obtain. In addition, our licensed patents may not provide us with a meaningful competitive advantage. We may be required to spend significant resources to monitor and police our licensed intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, competitors may design around our technology or develop competing technologies.

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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;
●	abandon an infringing drug or therapy candidate;
●	redesign our products or processes to avoid infringement;
●	stop using the subject matter claimed in the patents held by others;
●	pay damages; or
●	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

For the years ended December 31, 2021, 2022, and 2023 our minimum annual payment obligations under our licensing agreements required to be paid by us or our subsidiaries with the passage of time, are approximately $0.2 million, $0.8 million and $0.07 million, respectively. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments or milestone payments owed to the Pelican Stockholders pursuant to the terms of the stock purchase agreement that we entered into with Pelican and certain stockholders of Pelican in March 2017. The license agreements also provide for certain developmental milestones, as does the purchase agreement that we entered into with Pelican and certain stockholders of Pelican in March 2017, including future payments to Pelican based on the achievement of certain milestones. No assurance can be given that we will meet all of the required developmental milestones or have sufficient funds to make required payments under the purchase agreement. Any failure to make the payments or reach the milestones required by the license agreements would permit the licensor to terminate the license and any failure to make payments under the purchase agreement would constitute a default under the purchase agreement. If we were to lose or otherwise be unable to maintain these licenses, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

General Risk Factors

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

As of March 22, 2021, awards for 1,977,354 shares of common stock are outstanding under our equity compensation plans and 1,055,747 shares of common stock remain available for grants under the plans. In addition, as of March 22, 2021, we have warrants exercisable for 789,691 shares of our common stock to third parties in connection with our public offerings. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 250,000,000 shares of our common stock and 10,000,000 shares of preferred stock. In certain circumstances, the common stock and preferred stock, as well as the awards available for issuance under the incentive plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and common stock. Our board of directors is authorized to create and issue from time to time, only with stockholder approval, up to an aggregate of 10,000,000 shares of preferred stock of which 8,212,500 have been designated. The authority to designate preferred stock may be used to issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of the common stock or could also be used as a method of determining, delaying or preventing a change of control.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine, except, in each case for claims arising under the Securities Act of 1933, as amended, the Exchange Act, or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, employees, control persons, underwriters, or agents, which may discourage lawsuits against us and our directors, employees, control persons, underwriters, or agents. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On March 22, 2021, we had 25,410,098 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our previously issued warrants to purchase shares of our common stock may not have any value. For example, we previously issued warrants in a public offering that have an exercise price of $11.09 per share. In the event that our common stock price does not exceed the exercise price of our previously issued warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Facilities

Our executive offices are located at 627 Davis Drive, Suite 400, Morrisville, North Carolina 27560. In October 2019, we entered into a lease that expires October 31, 2027 for 7,492 square feet of office and laboratory space for monthly rent of $17,525 exclusive of payments required for maintenance of common areas and utilities.

In January 2018, Pelican entered into a five-year lease for 5,156 square feet of office and laboratory space located San Antonio, Texas for monthly rent of $9,668, exclusive of payments required for maintenance of common areas and utilities.

In July 2020, we entered into a lease for our Skunkworx subsidiary that is expected to expire July 1, 2022 for 1,300 square feet of laboratory space for monthly rent of $3,300 exclusive of payments required for utilities.

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

Holders

As of March 22, 2021, there were approximately 11 stockholders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

On December 10, 2020, we announced a reverse stock split of our shares of common stock at a ratio of one-for-seven. The reverse stock split took effect at 12:01 a.m. ET on December 11, 2020, and our common stock began to trade on a post-split basis at the market open on December 11, 2020. During our annual stockholders meeting held February 27, 2020, shareholders approved our company’s reverse stock split, and granted the board of directors the authority to implement and determine the exact split ratio. When the reverse stock split became effective, every seven shares of our issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock on the effective date of the reverse split from approximately 159.8 million shares to approximately 22.8 million. It also subsequently adjusted outstanding options issued under our equity incentive plan and outstanding warrants to purchase common stock.

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	6,378	$91.81	—
2014 Stock Incentive Plan	30,354	$124.79	7,634
2017 Stock Incentive Plan	42,932	$18.20	15,169
2018 Stock Incentive Plan	1,400,475	$7.99	1,765,927
Equity compensation plans not approved by security holders	—	—	—
Total	1,480,139	$11.05	1,788,730

———————

(1)	The 2009 Stock Incentive Plan terminated, such that no further awards are available for issuance under this plan. Outstanding awards under this plan continue in accordance with the respective terms of such grants.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2020.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report.

Item 6.        Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2020 and December 31, 2019 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

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

Our gp96 Platform includes ImPACT® and ComPACT™ which are designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform will become an essential component of the immuno-oncology regimen to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

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

ComPACT™, our second gp96-based program, delivers antigen-driven T-cell activation and specific co-stimulation in a single product by providing specific co-stimulation to enhance T-cell activation and expansion. This approach has the potential to simplify combination immunotherapy development for oncology patients, as it is designed to deliver the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products. This dual approach has several potential advantages including: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) boosting the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (c) stimulation of T-cell memory function to remain effective after treatment, even if the cancer comes back; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally in the draining lymph nodes, which drives targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) simplification of combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

Pelican, our subsidiary, is a biotechnology company focused on developing an agonist mAb, PTX-35, against a T-cell costimulatory receptor, TNFRSF25. PTX-35 has completed IND-enabling activities in preparation for a first-in-human (FIH) trial for oncology. Pelican has initiated its first clinical trial site for PTX-35 and began dosing patients in the Phase 1 clinical trial. PTX-35 is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with Heat’s gp96 platform immunotherapies and an inti-PD-1 checkpoint inhibitor, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target TNFRSF25 for various immunotherapy approaches.

We continue to enroll patients in our HS-110 combination immunotherapy trial, preparing for IND submission of HS-130 (ComPACT™), advancing pre-clinical development of Pelican assets in anticipation of an IND submission, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and no revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	complete the ongoing clinical trials of our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	seek to obtain regulatory approvals for our product candidates;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
●	operate as a public company.

Recent Clinical Developments

On February 9, 2021, we announced positive interim data from Phase 2 trial. Substantial survival benefit was observed in a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (Cohort A, N = 47). A median progression free survival (PFS) of 1.8 months and a median overall survival (OS) of 24.6 months was observed with a median follow-up time of 19.4 months. The one-year survival rate of Cohort A is 61.7%. The median OS data was 12.2 months and the 1-year survival rate was 50.7% in previously treated, advanced NSCLC patients who received nivolumab as a single agent, according to published data of the BMS CheckMate 057 study.

For NSCLC patients who had previously been treated with a checkpoint inhibitor and whose disease had subsequently progressed (Cohort B, N = 68), a median PFS of 2.8 months and median OS of 11.9 months was observed with a median follow-up time of 11.9 months. Published data from other studies reported median OS of 6.8 to 9.0 months for NSCLC patients treated with chemotherapies after PD-(L)1 progression.

As of this data cut, 30% of the patients in Cohort A and 26% of the patients in Cohort B were still alive. HS-110 has a favorable safety profile and has been administered in approximately 200 patients to date. As of this data cut, there have been no treatment-related serious adverse reactions. A review of immune-related adverse events reported in the study raised no safety concerns. The data to date demonstrate that combination of HS-110 and nivolumab is well-tolerated.

2020 Financial Developments

●	In November 2020, our CPRIT Grant, initially covering a period from June 1, 2016 through November 30, 2020, as amended, was extended to May 31, 2021.
●	On December 10, 2020, we announced a reverse stock split of our shares of common stock at a ratio of 1-for-7.

Funding/Liquidity

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have primarily financed our operations with net proceeds from the sale of our securities including, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million, an additional $3.9 million from the exercise of warrants, our March 2017 public offering in which we received net proceeds of approximately $4.1 million, our November 2017 public offering in which we received net proceeds of approximately $2.4 million, our May 2018 public offering in which we received net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, our November 2018 public offering in which we received net proceeds of approximately $12.7 million and our January 21, 2020 public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $6.4 million. As of December 31, 2020, we have received $13.7 million in grant funding from the CPRIT Grant through Pelican. We have also raised an aggregate of $114.4 million through at-the-market offerings for the year ended December 31, 2020.  Subsequent to the year ended December 31, 2020, we have issued an additional 2,106,027 shares of common stock in “at-the-market” offerings and received $25.6 million of net proceeds. Cash and cash equivalents at March 22, 2021 were approximately $132.0 million. As of December 31, 2020, we had an accumulated deficit of $130.6 million. We had net losses of $26.4 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively.

We expect to continue to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline. In addition, if we expand our operations we will incur additional expenses which could be significant. Furthermore, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. As currently planned, we expect to have sufficient funds to fund our operations into 2024. We will need to obtain substantial additional future funding in connection with our future planned clinical trials and any new opportunities we may pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

●	Revenue;
●	Deferred revenue;
●	In-process R&D;
●	Goodwill impairment;
●	Income tax;
●	Contingent consideration;
●	Stock-based compensation;
●	Derivative financial instruments;
●	Research and development costs, including clinical and regulatory cost; and
●	Recent accounting pronouncements.

Revenue

Our 2020 and 2019 revenue primarily consisted of research funding from our CPRIT Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

Deferred Revenue

Deferred revenue is comprised of proceeds of $0.6 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

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

Goodwill and Impairment

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. We use widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. Our valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. See Note 7 to the consolidated financial statements regarding impairment at December 31, 2019.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, we reflect in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2020 and 2019, we had no unrecognized income tax benefits and correspondingly there is no impact on our effective income tax rate associated with these items. Our policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2020 and 2019, we had no such accruals.

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

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. The fair value of restricted stock units is estimated based on the closing price of our stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. We apply the Black-Scholes-Merton option pricing model to determine the fair value of our stock options awards. Inherent in this model are assumptions related to expected stock-price volatility, expected option life, risk-free interest rate and dividend yield. We use an average historical stock price volatility of our own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms. We estimate the expected life of our options using the simplified method. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. We account for forfeitures as they occur. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.

Derivative Financial Instruments

We issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) because they are not considered indexed to the Company’s own stock. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability.” See Note 2 to the consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and the Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning after December 15, 2021 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 and 2019

Revenues

The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to raise $7.6 million in matching funds over the life of the project.

As of December 31, 2020, CPRIT has provided $13.7 million of the total $15.2 million grant. The remaining $1.5 million will become available on a reimbursement basis, rather than in advance of expending the funds as in prior grant years. As of December 31, 2020, we have provided approximately $6.6 million which was used to satisfy Pelican’s matching fund obligation under the first four years of the CPRIT Grant and we have approximately $1.0 million remaining to provide for the fifth CPRIT fiscal year.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

We recognized grant revenue of approximately $2.8 million for the year ended December 31, 2020 for qualified expenditures under the grant. We recognized $3.0 million grant revenue related to CPRIT during the year ended December 31, 2019. As of December 31, 2020, we had short-term deferred revenue of $0.6 million for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

Operating Expenses

Total operating expenses for the years ended December 31, 2020 and 2019, were $29.1 million and $23.8 million, respectively. For the year ended December 31, 2020 operating expenses are primarily comprised of research and development, general and administrative expenses, and a change in the fair value of contingent consideration due to our initial acquisition of a controlling interest in Pelican in 2017. Research and development expenses were $12.9 million, general and administrative expenses were $14.9 million and the change in fair value of contingent consideration was $1.2 million for the year ended December 31, 2020 as compared to research and development expenses of $13.0 million, general and administrative expenses of $9.4 million, goodwill impairment loss of $0.7 million and the change in fair value of contingent consideration of $0.6 million for the year ended December 31, 2019. For the year ended December 31, 2020, research and development expenses represented approximately 45% of operating expenses, general and administrative expenses represented approximately 51% and change in fair value of contingent consideration 4% of operating expenses. For the year ended December 31, 2019, research and development expenses represented approximately 55% of operating expenses, general and administrative expenses represented approximately 39%, goodwill impairment represented approximately 3% and change in fair value of contingent consideration 3% of operating expenses.

Research and development expense

Research and development expenses stayed consistent at $12.9 million and $13.0 million for the years ended December 31, 2020 and December 31, 2019. The components of R&D expense are as follows, in millions:

	Year ended December 31,
	2020	2019
Programs
HS-110	$1.3	$0.1
HS-130	0.8	0.4
PTX 35/other biologics against TNFRSF25	2.0	3.0
COVID-19	0.5	—
Other programs	0.5	3.3
Unallocated research and development expenses	7.8	6.2
	$12.9	$13.0

●	HS-110 increased by $1.2 million, reflecting the current period mix of development activities, primarily due to increased costs associated with manufacturing and testing.
●	HS -130 expense increased by $0.4 million due to dosing of patients during the year ended 2020 and third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense decreased by $1.0 primarily due to the transition from pre-clinical development to manufacturing development and patient dosing.
●	COVID-19 program was initiated in Q1 2020 and primarily represents sponsored research agreement costs.
●	Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense

General and administrative expense increased approximately 59% to $14.9 million for the year ended December 31, 2020 compared to $9.4 million for the year ended December 31, 2019. The increase of $5.5 million is primarily due to the increase in personnel and the CEO’s stock compensation expense on awards with an immediate vest date.

Change in fair value of contingent consideration

We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was $1.2 million for the year ended December 31, 2020 compared to the change in fair value of contingent consideration of $0.6 million for the year ended December 31, 2019. The change was primarily due to the effect of the change in discount rate, the payment of the first milestone, probability of achieving milestones, and passage of time on the fair value measurement.

Goodwill impairment loss

During the year ended December 31, 2019, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. As a result, the Company recorded an impairment loss of $0.7 million on the goodwill during the year ended December 31, 2019. No impairment was recorded during the year ended December 31, 2020.

Change in fair value of warrant liability

During the year ended December 31, 2020 the Company issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, were recorded as a derivative liability and was adjusted to fair value at the end of the reporting period resulting in $1.0 million of warrant expense. There were no derivative liabilities for the year ended December 31, 2019.

Interest Income

Interest income was $0.6 million for the year ended December 31, 2020 compared to $0.4 million for the year ended December 31, 2019. The increase is due to the investment in various short-term financial instruments that generated interest income during the year ended December 31, 2020.

Income tax expense

There was no income tax expense for the year ended December 31, 2020 compared to $0.04 million for the year ended December 31, 2019.

Net loss attributable to Heat Biologics, Inc.

We had a net loss attributable to Heat Biologics, Inc. of $26.0 million, or ($1.63) per basic and diluted share for the year ended December 31, 2020 compared to a net loss attributable to Heat Biologics, Inc. of $20.0 million, or ($4.21) per basic and diluted share for the year ended December 31, 2019.

BALANCE SHEET AS OF DECEMBER 31, 2020 AND 2019

Short-term Investments. Short-term investments were $100.8 million as of December 31, 2020 compared to $5.7 million as of December 31, 2019. The increase is primarily due to the Company using the proceeds from the sale of common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co. in purchasing short-term investments.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $1.8 million as of December 31, 2020 and $0.4 million as of December 31, 2019. The $1.4 million increase was primarily attributable to our upfront D&O and liability insurance and manufacturing deposits.

In-Process R&D. As of December 31, 2020 and December 31, 2019, we had in-process R&D of $5.9 million from our acquisition of Pelican. The carrying value of this asset did not change during the year ended December 31, 2020.

Goodwill. As of December 31, 2020 and December 31, 2019, we had goodwill of $1.5 million, respectively, from our acquisition of Pelican. The carrying value of this asset did not change during the year ended December 31, 2020.

Accounts Payable. Accounts payable was approximately $1.1 million and $1.5 million as of December 31, 2020 and December 31, 2019. The $0.4 million decrease was primarily due to lower payables for investigator site payments for our clinical trials.

Deferred Revenue. We had short term deferred revenue of $0.6 million and $3.4 million as of December 31, 2020 and December 31, 2019, respectively. This short term deferred revenue represents proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met. We had long term deferred revenue of $0.2 million as of December 31, 2020 and 2019, related to an economic development grant received from San Antonio for the purchase of lab equipment.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $1.6 million at December 31, 2020 compared to $1.7 million at December 31, 2020. The decrease is primarily due to lower clinical accruals.

Operating and financing lease liabilities. Current and long term liabilities related to operating and finance leases was $1.8 million as of December 31, 2020 and $1.9 million as of December 31, 2019. These balances are related to our office lease and equipment leases.

Deferred Tax Liability. Deferred tax liability was approximately $0.4 million for the years ended December 31, 2020 and December 31, 2019.

Contingent Consideration. As of December 31, 2020, we had contingent consideration of $2.9 million compared to $3.7 million for the year ended December 31, 2019 related to our acquisition of Pelican which is recorded on our consolidated balance sheets. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and for the year ended December 31, 2020, we determined the change in the estimated fair value of the contingent consideration to be approximately $1.2 million due to the effect of the change in discount rate, the payment of the first milestone, probability of achieving milestones, and passage of time on the fair value measurement.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the year ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2020, we received net proceeds of $114.4 million from the sale of 13,175,677 shares of our common stock in at-the-market offerings. Subsequent to the year ended December 31, 2020, we have issued an additional 2,106,027 shares of common stock in “at-the-market” offerings and received $25.6 million of net proceeds. As of December 31, 2020, we had an accumulated deficit of approximately $130.6 million. We had net losses of $26.4 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of December 31, 2020, we had approximately $111.8 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the year ended December 31 2020 was $22.0 million compared to $12.8 million during the same period in 2019. The increase was primarily due to an increase in net loss of $6.0 million, prepaid expense and other current assets of $1.4 million, and changes in deferred revenue and accounts payable of $3.2 million, offset by an increase in non-cash stock-based compensation of $3.1 million and increase in the fair value of warrants and contingent consideration of $1.6 million.

Investing activities. Net cash used in investing activities was $95.4 million during year ended December 31, 2020 compared to $0.3 million during the same period in 2019. The increase is from the net purchase of short-term investments of $95.1 million.

Financing activities. Net cash provided by financing activities was $119.3 million during the year ended December 31, 2020 compared to $0.02 million during the year ended December 31, 2019. The increase was primarily due to a public offering of common stock and warrants of $6.6 million, sale of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co. for $117.4 million, proceeds from the exercise of warrants of $0.7 million, partially offset by stock issuance costs of $3.1 million, , payment of contingent consideration of $2.0 million, and principal payments on finance lease of $0.1 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $130.6 million through December 31, 2020. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, additional equity financings, debt financings and/or funding from partnerships or collaborations.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects;

●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any; and
●	clinical laboratory development and testing

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

License and Contractual Obligations

Our contractual obligations as of December 31, 2020 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
License agreements (1)	$228	$784	$74	$—	$—	$—	$1,086
Operating lease obligations (2)	370	361	245	232	238	455	1,901
Finance lease obligations (2)	121	156	10	—	—	—	287
Total	$719	$1,301	$329	$232	$238	$455	$3,274

(1) License agreements for each year are associated with the University of Miami.

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

See pages F-1 through F-32.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Principal Executive Officer and Principal Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, our internal controls over financial reporting were effective at the reasonable assurance level based on those criteria.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our last quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	57	Chairman of the Board of Directors, Chief Executive Officer and President	2008

William L. Ostrander	53	Chief Financial Officer and Secretary	2019

John Monahan, Ph.D.	74	Director	2009

John K.A. Prendergast, Ph.D.	67	Director	2016

Edward B. Smith, III	45	Director	2010

Jeffrey Wolf, Chairman of the Board of Directors, Chief Executive Officer and President

Mr. Wolf has served our Chairman of the Board of Directors, Chief Executive Officer and President since our inception. He founded Heat Biologics in August 2008. Mr. Wolf served from June 1997 to March 2011, as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Mr. Wolf’s start-ups include Avigen, Inc., a gene therapy company where he was a co-founder and director; TyRx Pharma, a Princeton-based company focused on the development of bio-compatible polymers where he was a co-founder and Chairman and EluSys Therapeutics, a company focused on the development of novel technology to remove blood-borne pathogens where he was a co-founder, Chairman and Chief Executive Officer; and Generation One, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Synthetic Biologics, Inc., a clinical stage company developing therapeutics to protect the gut microbiome.

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

William L. Ostrander, Chief Financial Officer and Secretary

Mr. Ostrander currently serves as our Chief Financial Officer, a position he was appointed to on January 4 , 2021 and has served as our Secretary since September 25, 2019 when he joined our company as Vice President of Finance. Mr. Ostrander has over 22 years of experience in financial management at public and private companies. From November 2014 until joining our company, Mr. Ostrander served as Executive Director of Finance at Liquidia Technologies, Corporation, a publicly-traded biopharmaceutical company. Prior to that, he served as Senior Director of Finance and Accounting at KBI

Biopharma, a biopharmaceutical contract services company. He also served as Manager of Finance at LexisNexis Risk Solutions, a data analytics solutions company. Prior to that, he served as Controller of Seisint Inc., a private information products company that was acquired by LexisNexis. He also served as Senior Manager, Finance and held other accounting and finance positions for Boca Research, a data communications hardware manufacturer. Mr. Ostrander holds a B.S. in Finance from Central Michigan University.

John Monahan, Ph.D., Director

Dr. Monahan has served on our Board since November 2009. Dr. Monahan Co-Founded Avigen Inc. in 1992,a pharmaceutical company. Over a 12 year period as CEO of Avigen he raised over $235M in several private and public financings including its IPO. From 1989 1992, he was VP of R&D at Somatix Therapy Corp., and from 1985 1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc. Prior to that from 1982 1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche AG. and from 1975 to 1977 he was an instructor at Baylor College of Medicine located in Houston, Texas. He received his Ph.D. in Biochemistry in 1974 from McMaster University in Canada and his B.Sc. from University College in Dublin, Ireland in 1969. Dr. Monahan is a Scientific Advisory Board member of Agilis Biotherapeutics, LLC. Dr. Monahan currently is a board member of Synthetic Biologics, Inc., and served as a scientific advisory consultant to Synthetic Biologics, Inc. from 2015 to November 10, 2020, prior to his appointment as a board member, and from 2010 through 2015 he was the Senior Executive Vice President of Research & Development at Synthetic Biologics, Inc. He is also a board member of ITUS Corporation and also a board member of a number of Irish biotech companies including Genable Technologies Ltd., Cellix Ltd., Luxcel Biosciences Ltd., and GK Technologies, Inc.

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

Edward B. Smith, III, Director

Mr. Smith has served on our Board since November 2010. Since January 1, 2015, Mr. Smith has also been Managing Member of Aristar Capital Management, LLC, a New York-based investment firm founded in 2015. From April 14, 2017 through July 14, 2017, Mr. Smith served as the interim Chief Executive Officer and interim Chief Financial Officer Agritech Worldwide, Inc. (“Agritech,” formerly Z Trim Holdings, Inc.), a manufacturer of environmentally friendly agricultural functional ingredients, From January 2015 until May 2016, Mr. Smith also served as the Chief Executive Officer of Agritech and from 2009 through July 2017 he served as a board member of Agritech. From April 2005 through December 2014, Mr. Smith served as the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a

Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School.

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

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2020, the Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

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

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of Dr. Monahan, Mr. Smith, and Dr. Prendergast.

The functions performed by the Nominating and Governance Committee include:

●	recommending to the Board of Directors individuals for appointment to vacancies on any committee of the Board of Directors;
●	recommending to the Board of Directors regarding any changes to the size of the Board of Directors or any committee;
●	reporting to the Board of Directors on a regular basis; and
●	performing any other duties or responsibilities expressly delegated to the committee by the Board of Directors relating to board or committee members.

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

Dr. Prendergast serves as the Lead Director. In that role, he presides over the Board’s executive sessions, during which our independent directors meet without management, and he serves as the principle liaison between management and the independent directors of the Board. The Lead Director also:

●	confers with the Chairman of the Board regarding Board meeting agenda;
●	chairs meetings of the independent directors including, where appropriate, setting the agenda and briefing the Chairman of the Board on issues discussed during the meeting;
●	oversees the annual performance evaluation of the CEO;
●	consults with the Nominating and Governance Committee and the Chairman of the Board regarding assignment of Board members to various committees; and
●	performs such other functions as the Board may require.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2020.

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

Item 11.        Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2020 executive compensation program for our named executive officers.

Set forth below is the compensation paid or accrued to our Named Executive Officers during the years ended December 31, 2020 and December 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards (9)	Options (9)		Other		Total
Jeffrey Wolf	2020	$440,406		$220,203		$910,800	$4,348,528	(1)	$500,000	(2)	$6,419,937
Chairman and Chief Executive Officer	2019	$427,579		$213,789	(3)	$1,289,000	$615,200		$166,864	(4)	$2,712,432

William L. Ostrander	2020	$226,600		$45,321		$—	$66,427		$—		$338,348
Chief Financial Officer (5)	2019	$58,385	(5)	$11,677	(6)	$—	$29,528		$—		$99,590

Jeff T. Hutchins	2020	$331,667	(7)	$—		$—	$218,733		$129,987	(8)	$680,387
Former Chief Scientific Officer and Former Chief Operating officer	2019	$343,375		$103,013		$151,728	$274,425		$—		$872,541

(1)	Mr. Wolf was issued 285,714 option awards on July 28, 2020 and 201,728 option awards on August 24, 2020 pursuant to a contractual obligation in his employment agreement that was entered into in 2009.
(2)	This is a special bonus to cover the estimated taxes from the 288,100 restricted share award granted on January 4, 2021.
(3)	Mr. Wolf's annual 2019 bonus of $213,789 was accrued in 2019 and paid in 2020.
(4)	This is a special bonus to cover the estimated taxes from the 900,000 restricted share award granted on December 30, 2019.
(5)	Mr. Ostrander's employment started on September 25, 2019 as Vice President of Finance. Effective January 4, 2021, Mr. Ostrander, was promoted to Chief Financial Officer.
(6)	Mr. Ostrander's annual prorated 2019 bonus of $11,677 was paid in 2019.
(7)	Dr. Hutchins’ last day of employment was December 31, 2020.
(8)	Dr. Hutchins was paid $110,000 for severance related to his separation agreement and $19,987 for accrued vacation.
(9)	For all stock options and stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Assumptions made in the calculation of these amounts are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2020 and 2019.

Narrative Disclosure To Summary Compensation Table

Overview of Our Compensation Program

A. Philosophy and Objectives

Our primary objective with respect to executive compensation is to design compensation programs that will align executives’ compensation with our overall business strategies for the creation of stockholder value and attract, motivate and retain highly qualified executives.

Our executive compensation program is based on the following philosophies and objectives:

●	Compensation Should Align with Stockholders’ Interests — The Compensation Committee and our Board believes that executives’ interests should be aligned with those of the stockholders. Executives are granted restricted stock and stock options so that the majority of their total compensation is tied directly to the value realized by our stockholders. Executive bonuses are tied directly to company strategy and operational execution which contributed to our success as a whole.

●	Compensation is Competitive — The Compensation Committee and Board seek to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize the return to stockholders and execute our operational and scientific strategy. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable in relation to comparable companies with which we compete for talent.
●	Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual and long-term strategic and operational goals. To accomplish this objective, a substantial percentage of total compensation is variable, “at risk”, both through annual incentive compensation and the granting of long-term incentive awards.

We seek to achieve these objectives through three key compensation elements:

●	a base salary;
●	a performance-based annual cash incentive (i.e., annual cash incentive compensation); and
●	long term equity awards.

In order to enhance the Compensation Committee’s ability to carry out its responsibilities effectively, as well as maintain strong links between executive pay and performance, the Compensation Committee reviews compensation information for each Named Executive Officer, which includes the following information:

●	the annual compensation and benefit values that are being offered to each executive;
●	the value of all outstanding equity awards; and
●	discussions with our Chairman, Chief Executive Officer and other senior management in connection with compensation matters, as well as compensation consultants and other advisors from time to time.

B. Compensation Administration

Roles and Responsibilities of Compensation Committee

The primary purpose of the Compensation Committee is to conduct reviews of our general executive compensation policies and strategies and oversee and evaluate our overall compensation structure and programs. The Compensation Committee confirmed that total compensation paid to our Named Executive Officers during the year ended December 31, 2020, was reasonable and competitive. The following were our Named Executive Officers for the year ended December 31, 2020: Jeffrey Wolf, our Chief Executive Officer, William L. Ostrander, our Chief Financial Officer, and Jeff Hutchins, our former Chief Scientific Officer and former Chief Operating Officer (collectively, our “Named Executive Officers”). Responsibilities of the Compensation Committee include, but are not limited to:

●	Establishing on an annual basis performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers, evaluating the performance of such officers in light of those goals and objectives, and setting the compensation level for those officers based on this evaluation.
●	Recommending to the Board the compensation for independent Board members (including retainer, committee and committee chair’s fees, stock options and components of compensation as appropriate).
●	Reviewing the competitive position of, and making recommendations to the Board with respect to, the cash-based and equity-based compensation plans and other programs relating to compensation and benefits.

●	Reviewing our financial performance and operations as well as our major benefit plans.
●	Overseeing the administration of our equity and other executive compensation plans, including recommending to the Board of Directors the granting of equity awards under those plans, and the approval or disapproval of the participation of individual employees in those plans.
●	Reviewing and approving for our Chief Executive Officer and other senior executive officers: (a) employment agreements; (b) severance agreements; (c) change in control agreements/provisions; and (d) any other material perquisites or other in-kind benefits.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.heatbio.com.

Use of Compensation Consultant

The Compensation Committee retained Korn Ferry, a nationally-recognized global human resources consulting firm, as its independent compensation advisor in 2019. Korn Ferry principally provides analysis, advice and recommendations regarding named executive officer and non-employee director compensation as well as guidance and considerations on our long-term incentive program for all eligible employees including salary, bonus, benefits and equity awards for our executive officers and retainers, meeting fees and equity awards for our directors. The Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”), a nationally-recognized global human resources consulting firm, as its independent compensation advisor in 2020. Meridian principally provides analysis, advice and recommendations regarding named executive officer and non-employee director compensation as well as guidance and considerations on our long-term incentive program for all eligible employees including salary, bonus, benefits and equity awards for our executive officers and retainers, meeting fees and equity awards for our directors. Meridian reports to the Chairman of the Compensation Committee and has direct access to the other members of the Compensation Committee. Meridian does not provide any other services to the Company other than in its role as the Compensation Committee’s independent advisor. The Compensation Committee has evaluated Meridian’s reports and, as they considered appropriate to achieve the best interests of the Company and its stockholders, implemented the recommendations.

The Compensation Committee considered whether Meridian had any conflicts of interest in advising the Committee. In doing so, the Compensation Committee considered whether Meridian had been providing services of any other nature to us; the amount of fees received from us by Meridian; the policies and procedures adopted by Meridian that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by Meridian who worked on our matters and any member of the Compensation Committee; whether any business or personal relationship existed between such consultants and any of the our executive officers; and whether Meridian or such consultants hold any of our common stock. Upon evaluating such considerations, the Committee found no conflicts of interest in Meridian advising the Compensation Committee.

Role of the Chief Executive Officer

Our Chief Executive Officer, Mr. Wolf, makes recommendations to the Compensation Committee regarding the compensation of our other named executive officers. Mr. Wolf does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our Chief Financial Officer and other members of management.

Compensation Committee Consideration of Shareholder Advisory Votes

At our annual meeting of stockholders held on July 23, 2019, we submitted our executive compensation program that covers our Named Executive Officers to our stockholders for a nonbinding advisory vote. Our executive compensation program received the support of holders of approximately 84% of the shares that voted on this proposal at the annual meeting of stockholders (including abstentions but excluding broker non-votes). In addition, at our annual meeting of stockholders held on July 23, 2019, our stockholders voted on an advisory basis with respect to the frequency of future advisory votes on our executive compensation program. Holders of a majority of the shares that voted on this proposal at the meeting (including abstentions but excluding broker non-votes) expressed their preference for an advisory vote every three years. Accordingly, we intend to hold an annual advisory vote on executive compensation at our annual meeting of stockholders in 2022.

C. Competitive Considerations

In making compensation decisions with respect to each element of compensation for our Named Executive Officers, the Compensation Committee believes that it is important to be informed as to the competitive market practices at similarly situated public companies. In setting 2020 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Korn Ferry in December 2019. In December 2019, Korn Ferry conducted a comprehensive assessment of our named executive officer pay program relative to a premier compensation survey which was specific to our size and industry at that time and a peer group of 18 similarly-situated public companies focused on oncology at a similar clinical development stage. The elements of the Named Executive Officer’s pay programs assessed against peer group practices for 2020 included the following compensation elements: (1) base salary, (2) target annual incentives (bonuses), (3) target total cash compensation, (4) long-term incentives and (5) target total direct compensation. In addition, Korn Ferry also provided an analysis of our pay mix and long-term incentive program relative to peer group practices. Korn Ferry’s assessment included our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer/ Chief Scientific Officer. The Compensation Committee considered the competitive market pay data from both our publicly-traded peer group that was included in Korn Ferry’s analysis and relevant survey data which is specific to our size and industry. In setting 2021 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Meridian in December 2020. Meridian conducted a comprehensive assessment of our Named Executive Officer’s pay program relative to a peer group of 17 similarly-situated public companies that were pre-revenue cancer therapeutics companies with market capitalizations between $150 million and $1.5 billion. The elements of the Named Executive Officer’s pay programs assessed against peer group practices for 2021 included: (1) base salary, (2) target annual incentives (bonuses), (3) target total cash compensation, (4) long-term incentives and (5) target total direct compensation. In addition, Meridian also provided an analysis of our pay mix relative to peer group practices. Meridian’s assessment included our Chief Executive Officer and Chief Financial Officer. The Compensation Committee considered the competitive market pay data of our peer group that was included in Meridian’s analysis and relevant survey data when setting each Named Executive Officer’s compensation.

The Compensation Committee’s desired competitive positioning and its pay program decision-making (in terms of both compensation levels and overall mix of pay which is focused on variable or “at risk” compensation) is reflective of our pay for performance philosophy and provides alignment of executive interests with those of our stockholders.

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

1. Base Salaries

We provide our Named Executive Officers a competitive level base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers a number of factors including, peer group market data, our company performance and each Named Executive Officer’s role and responsibilities, experience and individual performance. We design base pay to be competitive in attracting and retaining top talent.

Initial base salaries for the Named Executive Officers were set by their initial respective employment contracts and are reviewed annually by the Compensation Committee. The Compensation Committee determined that our Chief Executive’s Officer’s and Chief Financial Officer’s 2020 base salary levels were below market practice of our peer group; therefore the base salaries were increased in January 2021. The 2020 and 2021 base salaries for our current Named Executive Officers are as follows:

Named Executive Officer	Base Salary 2019	Base Salary 2020	Base Salary 2021
Jeffrey Wolf, Chief Executive Officer	$427,579	$440,406	$540,000
William L. Ostrander, Vice President of Finance	$220,000	$226,600	$275,000

2. Bonuses

For 2020, the Compensation Committee recommended to the full Board of Directors the following bonus payouts to our Named Executive Officers:

●	Jeffrey Wolf bonus. The Board approved the Compensation Committee’s recommendation that Mr. Wolf receive a $220,203 cash bonus (50% of gross salary). In addition, in recognition of Mr. Wolf’s achievements in successfully financing our company and expanding the product development pipeline, the Board approved the Compensation Committee’s recommendation that Mr. Wolf also receive a $500,000 cash bonus in 2020 to cover his estimated taxes with respect to a restricted stock award that he received on January 4, 2020.
●	William Ostrander bonus. The Board approved the Compensation Committee’s recommendation that Mr. Ostrander receive a $45,321 cash bonus (20% of gross base salary).

The employment agreement with Jeffrey Wolf that was in effect during 2019 and 2020 provided that he was eligible for a cash performance bonus of up to fifty percent (50%) of his base as well an equity bonus in the sole discretion of the board of directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors. William L. Ostrander’s offer letter that was in effect for 2020 provided for an annual bonus of up to twenty percent (20%) of his base and as well as an equity bonus in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the board of directors. The cash performance bonus was increased to thirty percent (30%) when he was promoted to Chief Financial Officer. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it.

3. Long-Term Incentives

A substantial portion of the Named Executive Officer’s total compensation is in the form of equity-based compensation to encourage retention and better align the interests of the Named Executive Officers with the stockholders. The Compensation Committee determined to grant a combination of stock options and restricted stock awards to the current Named Executive Officers and other key employees as the primary long-term incentive vehicles.

In 2020 and 2021 the Compensation Committee determined the size of equity awards granted to the Named Executive Officers based on the following factors: accounting impact, peer group market data, our company performance and each Named Executive Officer’s position, role and responsibilities, experience, tenure, individual performance and pro forma percent ownership. In addition, the Compensation Committee considered that there was a lack of realizable value from their prior awards since substantially all of the prior awards were of significant low value and/or underwater or held low value. The Compensation Committee also sought to better align the Chief Executive Officer’s equity ownership interest in our company with that of other chief executive officers of our peer group companies. The Compensation Committee determined in January 2021 to grant a combination of options and restricted stock awards to the Chief Executive Officer and options to the Chief Financial Officer.

In December 2019, Jeffrey Wolf was granted 128,571 restricted stock awards as part of his long-term incentive compensation for the year ended December 31, 2020. In addition, Jeffrey Wolf was granted 282,857 restricted stock awards in January 2020. The restricted stock awards vest 50% immediately, 30% on the one-year anniversary of the grant date, 10% on the two-year anniversary grant date, and the remaining 10% on the three-year anniversary grant date. In January 2021, Jeffrey Wolf was granted 288,100 restricted stock awards as part of his long-term incentive compensation for the year ended January 2021. The restricted stock awards will vest 50% immediately and 50% on the one-year anniversary of the grant date. The restricted stock agreements with respect to the foregoing grants, among other things, prohibit transfers of the restricted stock prior to the two-year anniversary of the grant date other than by will, laws of descent and distribution and in the event of death. In addition, sales or transfers made after the two year anniversary of the grant date are subject to the right of us to buy back the stock at any time that the holder desires to sell the restricted stock at a price equal to the lower of the closing price per share and 32 times the closing price per share on the date of grant with respect to the 2019 and 2020 grants and 17 times the closing price per share on the date of grant with respect to the 2021 grants. In January 2021, Mr. Wolf was also granted an option to purchase up to 147,980 shares of common stock that vest on the two-year anniversary of the grant date.

In July and August 2020, Mr. Wolf was granted additional option awards to purchase 285,714 and 201,728 shares of common stock, respectively pursuant to the terms of his employment agreement entered into in 2009, which provided for such grant upon achievement of the milestone of our market capitalization being at least $500 million for at least 15 business days. These options vested upon issuance and are exercisable through the tenth anniversary of the date of grant.

Each of Jeffrey Wolf and, Jeff T. Hutchins, Ph.D. were also granted options to purchase 114,285 and 50,980 shares of common stock, respectively, in January 2019 as part of their annual long-term incentive compensation. In addition, Jeffrey Wolf and Jeff T. Hutchins, Ph.D. were issued 114,285 and 20,448 restricted stock awards, respectively in January 2019, as part of their annual long-term incentive compensation. The stock options and restricted stock awards granted vest 50% immediately, 30% on the one-year anniversary of the grant date, 10% shall vest on the two-year anniversary grant date, and the remaining 10% shall vest on the three-year anniversary grant date. The stock options have a term of ten years. Mr. Ostrander was granted an option to purchase 10,714 shares of common stock on September 25, 2019, upon his commencement of employment, that vests pro rata over four years. Pursuant to a separation agreement entered into between the Company and Dr. Hutchins on December 31, 2020, Dr. Hutchins stock options and restricted stock awards granted under the Company’s 2017 and 2018 Equity Incentive Plans ceased to continue to vest as of December 31, 2020 and were forfeited.

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

Outstanding Equity Awards at Fiscal Year-End (December 31, 2020)

	Option Awards					Stock Awards
								Market
	Number of		Number of			Number of		value of
	securities		securities			shares or		shares or
	underlying		underlying			units of		units of
	unexercised		unexercised	Option	Option	stock that		stock that
	options/		options/	exercise	expiration	have not		have not
Name and Principal Position	exercisable		unexercisable	price	date	vested		vested
Jeffrey Wolf	1,428	(1)	—	$603.40	06/11/2024	—		—
Chairman and	178	(2)	—	$317.10	1/12/2025	—		—
Chief Executive Officer	1,343	(3)	—	$172.90	1/11/2026	—		—
	1,053	(4)	18	$60.20	12/30/2026	—		—
	1,750	(5)	35	$60.90	1/03/2027	—		—
	6,204	(6)	2,304	$27.79	1/07/2028	1,447	(7)	$7,756	(7)
	91,427	(8)	22,858	$7.42	1/02/2029	22,857	(9)	$122,514	(9)
	285,714	(10)	—	$14.49	7/28/2030	25,715	(11)	$137,832	(11)
	201,728	(12)	—	$8.40	8/24/2030	141,428	(13)	$758,059	(13)

Jeff T. Hutchins	2,797	(14)	—	$60.90	1/03/2027	—		—
Former Chief Scientific Officer and	1,279	(15)	—	$46.20	6/28/2027	—		—
Former Chief Operating Officer	3,176	(16)	—	$27.79	1/08/2028	—		—
	45,882	(17)	—	$7.42	1/02/2029	—		—
	14,879	(18)	—	$4.20	3/12/2030	—		—

William L. Ostrander	3,348	(19)	7,366	$3.64	9/25/2029	—		—
Chief Financial Officer	4,017	(20)	17,411	$4.20	3/12/2030	—		—

(1)	All shares are fully vested as of January 2016.
(2)	All shares are fully vested as of December 2018.
(3)	All shares are fully vested as of December 2019.
(4)	Issued on December 30, 2016, these options vest over a four-year period and fully vested in January 2021.
(5)	Issued on January 3, 2017, these shares vest over a 46-month period and will be fully vested in January 2021.
(6)	Issued on January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.
(7)	Issued on January 7, 2018, 1,446 restricted stock units vested January 8, 2018; 1,446 vested January 8, 2019; 1,446 vested January 8, 2020; and 1,447 vest January 8, 2021. Amount represents the value of shares at December 31, 2020. Market value based on closing price of the common stock of $5.36 on December 31, 2020.
(8)	Issued on January 2, 2019, 57,142 shares vested on January 2, 2019; 34,286 shares vested on January 2, 2020; 11,428 shares vest January 2, 2021 and 11,429 shares vest on January 2, 2022.
(9)	Issued on January 2, 2019, 57,142 restricted stock units vested January 2, 2019; 34,285 vested January 2, 2020; 11,429 vest January 2, 2021; and 11,429 vest January 2, 2022. Amount represents the value of shares at December 31, 2020. Market value based on closing price of the common stock of $5.36 on December 31, 2020.
(10)	All shares vested on July 28, 2020.
(11)	Issued on December 30, 2019, 64,285 restricted stock units vested December 30, 2019; 38,571 vested December 30, 2020; 12,857 vest December 30, 2021; and 12,858 vest December 30, 2022. Amount represents the value of shares at December 31, 2020. Market value based on closing price of the common stock of $5.36 on December 31, 2020.
(12)	All shares vested on August 24, 2020.
(13)	Issued on January 2, 2020, 141,428 restricted stock awards vested; 84,857 vest January 2, 2021; 28,286 vest January 2, 2022; and 28,286 vest January 2, 2023. Amount represents the value of shares at December 31, 2020. Market value based on closing price of the common stock of $5.36 on December 31, 2020.
(14)	Issued on January 3, 2017, these shares vest over a 46-month period and 2,797 shares vested through the final day of employment on December 31, 2020 per the separation agreement.

(15)	Issued on June 28, 2017, these shares vest over a 46-month period and 1,279 shares vested through the final day of employment on December 31, 2020 per the separation agreement.
(16)	Issued on January 8, 2018, these shares vest over a 46-month period and 3,176 shares vested through the final day of employment on December 31, 2020 per the separation agreement.
(17)	Issued on January 2, 2019, 25,490 shares vested immediately; 15,294 shares vested on January 2, 2020 and 5,088 shares vested through the final day of employment on December 31, 2020 per the separation agreement.
(18)	Issued on March 12, 2020, these shares vest over a 48-month period and 14,879 shares vested through the final day of employment on December 31, 2020 per the separation agreement.
(19)	Issued September 25, 2019, these shares vest over a 48-month period and will be fully vested in September 2023.
(20)	Issued March 12, 2020, these shares vest over a 48-month period and will be fully vested in March 2024.

The chart above does not include the grant on January 4, 2021 of (i) restricted stock awards for 288,100 issued to Mr. Wolf which vest 50% on grant date and the remaining 50% shall vest on the two year anniversary of the grant date and expire (10) years from the date of the grant, unless terminated earlier and (ii) options exercisable for 51,487 shares of common stock issued to Mr. Ostrander.

Employment Agreements

On December 18, 2009, we entered into an employment agreement with Jeffrey Wolf to act as our Chief Executive Officer, which agreement was amended on November 22, 2011, and further amended on each of January 20, 2014, January 11, 2016, January 1, 2017 and January 2, 2020. Pursuant to the employment agreement in effect during 2020, Mr. Wolf received an annual base salary of $540,000 per year. He was also eligible to receive, at the sole discretion of the board, an additional cash performance-based bonuses equal to up to 50% of his then outstanding base salary at the end of each year and a discretionary equity award, with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors. In addition, he was also eligible to receive certain options to purchase 2% of our fully diluted equity at an exercise price equal to the then current market price if our stock is traded on a nationally recognized exchange or Nasdaq and our market capitalization is at least $500 million for at least 15 business days, which milestone was achieved in July 2020.

On January 4, 2021, we entered into a new employment agreement with Jeffrey Wolf (the “Wolf Agreement”) to continue to serve as our Chief Executive Office and President, which agreement replaces the employment agreement that we had entered into with Mr. Wolf on December 18, 2009, as amended on November 22, 2011, and further amended on each of January 20, 2014, January 11, 2016, January 1, 2017 and January 2, 2020. Pursuant to the terms of the Wolf Agreement, Mr. Wolf will receive an annual base salary of $540,000 per year. He also may receive, at the sole discretion of the board, an additional cash performance-based bonuses equal to up to 50% of his then outstanding base salary at the end of each year and a discretionary equity award, with the actual amount of his bonus to be increased in the sole discretion of the Board of Directors. In addition, he is to receive (i) an incentive cash bonus in an amount equal to 2% of the Transaction Consideration (as defined in the agreement) paid in connection with the consummation of a Change in Control (as defined in the agreement), provided that such Change in Control results in the stockholders of the Company receiving (or being entitled to receive, whether upon the consummation of the Change in Control or at a future date) transaction consideration worth at least 125% of the average closing trading price of the Company’s common stock during the 20 trading-day period immediately preceding the consummation of the Change in Control and (ii) an equity bonus in the form of additional stock options or restricted stock units or shares of restricted stock equal to 2% of the total fully-diluted equity of the Company if the market capitalization of the Company is equal to or exceeds a valuation of $500 million or more for fifteen (15) business days or longer. In addition, subject to certain condition, Mr. Wolf may also be entitled to receive equity in newly formed subsidiaries of the Company. If the Wolf Agreement is terminated for death or disability (as defined in the Wolf Agreement), he (or his estate in the event of death) will receive any unpaid base salary through the date of death or disability, any unpaid target bonus earned through date of termination and he shall be entitled to exercise any vested awards for the shorter of 24 months after termination and the remaining term of the award. If Mr. Wolf’s employment is terminated by us other than for Cause (as defined in the agreement) or by him for Good Reason (as defined in the Wolf Agreement), he will receive a payment of an amount equal to one (1) times his annual base salary plus his annual target bonus amount for the year of termination assuming payment in full of the annual target bonus, accelerated vesting of all unvested equity awards, extension of the time period in which to exercise awards equal to the lesser of 24 months after termination or the remaining term of the award and payment of COBRA premiums for the earlier or twelve months, the date he becomes eligible for other group benefits or his rights to COBRA expire. In addition, in the event the Company terminates Mr. Wolf’s employment upon or at any time in connection with a Change of Control Transaction (as defined in the Wolf Agreement), Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to a pro-rated amount of his target annual target bonus for the year preceding termination, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 12 months after termination or the remaining term of the award. If within one year after the occurrence of a Change in Control, the Executive terminates his employment for Good Reason or the Company terminates his employment for any reason other than death, disability of cause Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to his full target annual target bonus, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 24 months after termination or the remaining term of the award. Under the Wolf Agreement, Mr. Wolf has also agreed to non-competition provisions.

Effective September 24, 2019 we entered into an offer letter with Mr. Ostrander to serve as our Vice President of Finance and Secretary. Effective January 4, 2021, Mr. Ostrander, was promoted to Chief Financial Officer. In connection with Mr. Ostrander’s new role as our Chief Financial Officer, effective January 4, 2021, we entered into an amendment (the “Ostrander Amendment”) to the offer letter, dated September 23, 2019, which had been amended on January 1, 2020. Pursuant to the Ostrander Amendment, Mr. Ostrander’s base salary has been increased from $226,600 to $275,000 and his bonus target has been increased to 30% of his base salary. Mr. Ostrander will also be eligible for other benefits consistent with those received by our other executives.

On January 2, 2017, we approved the entry for a four-year employment agreement, effective as of January 1, 2017, with Jeff T. Hutchins, Ph.D., which agreement was amended on June 29, 2017, January 1, 2018, January 1, 2019 and January 2, 2020 (collectively, the “Hutchins Employment Agreement”), who was initially appointed to serve as the Chief Scientific Officer and Senior Vice President of Pre-Clinical Development of the Company. Pursuant to the Hutchins Employment Agreement that was amended on June 29, 2017, Dr. Hutchins was appointed to serve as both Chief Scientific Officer and Chief Operating Officer. Pursuant to the Hutchins Employment Agreement, as amended, Dr. Hutchins was entitled to an annual base salary of $353,676 and was eligible for a cash performance bonus equal to approximately 30% of his then outstanding base salary at the end of each year in addition to an equity bonus in the sole discretion of Board, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board. The agreement provided that if Dr. Hutchins’ employment was terminated for any reason, he or his estate as the case may be, was entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Hutchins Accrued Obligations”); provided, however, that if his employment was terminated by us without Just Cause (as defined in the Hutchins Employment Agreement) then in addition to paying the Hutchins Accrued Obligations, (i) we shall continue to pay his then current base salary for a period of six (6) months; and (ii) the vesting on all unvested options shall be accelerated so that all options shall become fully vested. If his employment is terminated within one year of a Change of Control (as defined in our Amended and Restated 2014 Stock Incentive Plan), he will be paid his then current base salary for a period of nine (9) months. The agreement with Dr. Hutchins expired on December 31, 2020. On December 31, 2020, we entered into a separation agreement with Dr. Hutchins, which provided for a payment to Dr. Hutchins of $110,000. The separation agreement contains non-disparagement obligations, non-solicitation and a standard release of claims on the part of Dr. Hutchins

Effective September 24, 2019, Mr. Ostrander became our Vice President of Finance and Secretary. Pursuant to our offer letter, as amended on January 2, 2020 and January 4, 2021, Mr. Ostrander is entitled to an annual base salary of $275,000 and is eligible to receive an annual bonus of up to 30% of his annual salary. In addition, Mr. Ostrander was granted 51,487 incentive stock options to purchase shares of common stock that vests 25% on January 4, 2021 and 25% annually thereafter though 2023. Mr. Ostrander will also be eligible for other benefits consistent with those received by our other executives.

On April 5, 2016, we entered into a four-year employment agreement with Ann A Rosar to serve as our Chief Financial Officer, Controller and Corporate Secretary, which agreement was amended on January 1, 2017, June 29, 2017 and January 1, 2018 (collectively, the “Rosar Employment Agreement”). Pursuant to the Rosar Employment Agreement, as amended, Ms. Rosar received an annual base salary of $266,500 and was eligible for a discretionary performance bonus. In addition, Ms. Rosar’s agreement provided that if her employment was terminated for any reason, she or her estate as the case may be, would be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by her to the extent not previously paid (“Rosar Accrued Obligations”); provided, however, that if her employment was terminated without Just Cause (as defined in the employment agreement) or by Ms. Rosar for Good Reason (defined as a material breach of the terms of the employment agreement by us, which breach is not cured within thirty (30) days) then in addition to paying the Accrued Obligations, we were obligated to continue to pay her then current base salary for a period of four (4) months.

Ms. Rosar resigned as our Chief Financial Officer and on March 7, 2019, we entered into an agreement pursuant to which, among other things, she was retained as our consultant, effective as of April 30, 2019 through December 31, 2019. In consideration of her continued services as a consultant, Ms. Rosar was paid her current monthly employee compensation for services performed for the month of April, an hourly rate thereafter for providing consulting services, will receive payment for unused paid time off and all vested options at the expiration of her provision of services will terminate five years from the date of grant (subject to her execution of a general release).

From April 1, 2019 until September 20, 2019, Robert J. Jakobs, served as our Chief Financial Officer and Secretary. Mr. Jakobs joined our company on March 4, 2019 as Controller. Pursuant to our offer letter with Mr. Jakobs, Mr. Jakobs was entitled to an annual base salary of $220,000 and was eligible to receive an annual bonus of up to 20% of his annual salary. In addition, Mr. Jakobs was granted 75,000 incentive stock options to purchase shares of common stock vesting pro rata over four (4) years. Mr. Jakobs was also eligible for other benefits consistent with those received by our other executives. On September 20, 2019, we entered into a separation agreement with Mr. Jakobs providing for, among other things, termination of Mr. Jakobs’ employment as the Company’s Chief Financial Officer and a severance benefit equal to one months’ payment.

2020 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2020 regarding the compensation of our directors who at December 31, 2020 were not also named executive officers.

	Fees Earned
	or Paid	Option	Stock
Name and Principal Position	in Cash	Awards	Awards	Totals
John Monahan, Ph.D. (1)	$61,500	$46,927	$—	$108,427
John K. A. Prendergast, Ph.D. (2)	$221,000	$—	$183,997	$404,997
Edward B. Smith, III (1)	$72,500	$46,927	$—	$119,427

(1)	The stock options are computed in accordance with FASB ASC 718 and reflect the value of an option to purchase 21,428 shares of common stock granted on January 2, 2020 to each individual board member with 50% vesting on grant date, 30% vesting on the one-year anniversary of the grant date and 10% vesting on the second and third year anniversaries of the grant date, subject to continued service as a board member through such date. The fair value of the options was calculated in accordance with FASB ASC 718, and the assumptions used are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2020 and 2019.
(2)	Restricted stock awards are computed in accordance with FASB ASC 718 and reflect the aggregate grant date fair value of 57,142 shares granted on January 2, 2020 with 50% vesting on grant date, 30% vesting on the one-year anniversary of the grant date and 10% vesting on the second and third year anniversary of the grant date, subject to continued service as a board member through such date. The fair value of the restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. As of December 31, 2020, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

	Aggregate	Aggregate
	Number of	Number of
Name	Option Awards	Stock Awards
John Monahan, Ph.D.	46,321	–
John K. A. Prendergast, Ph.D.	5,864	99,999
Edward B. Smith, III	46,244	–

Our Compensation Committee conducted an evaluation of the compensation of the members of our board of directors with assistance from Korn Ferry for the compensation that was paid in 2020. During the year ended December 31, 2020, directors who were not employees received an annual cash fee of $35,000 as well as a cash fee of $8,000 for service on the Audit Committee and $5,000 for service on each of the Compensation Committee and the Nominating and Governance Committee. In addition, the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional cash fee of $12,500, $8,500 and $7,000, respectively. The lead independent director received a monthly fee of $14,000 for his services as lead independent director.

Our Compensation Committee conducted an evaluation of the compensation of the members of our board of directors for 2021 with assistance from Meridian. Based on Meridian’s review, the Compensation Committee determined that the director pay program was consistent with competitive market practices (relative to Heat Biologic’s publicly traded peer group at that time), aligned with our overall philosophy and approach to director pay and reflective of desired competitive positioning. In January 2021 after consultation with Meridian, it was determined that directors who are not employees will receive an annual cash fee of $40,000 as well as a cash fee of $8,000 for service on the Audit Committee and $5,000 for service on each of the Compensation Committee and the Nominating and Governance Committee. In addition, the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional cash fee of $12,500, $8,500 and $7,000, respectively. The lead independent director receives a monthly fee of $14,000 for his services as lead independent director.

The following stock option and awards are excluded from the above table. Due to the price of our common stock, it was determined that the equity portion of our director pay program was not consistent with competitive market practices (relative to our publicly traded peer group at that time). Accordingly, on January 4, 2021, after consultation with Meridian, Dr. Monahan and Mr. Smith received an option grant each to purchase 65,217 shares of our common stock vesting 100% on the grant date, which includes an annual grant and a one- time refresher grant. These stock option grants provided to Dr. Monahan and Mr. Smith will expire (10) years from the date of the grant, unless terminated earlier. For his services as lead independent director Dr. Prendergast received a grant of 138,272 restricted shares of common stock vesting 100% on the grant date, which includes an annual grant having a value of $85,000 and a one- time refresher grant. The restricted stock agreements with respect to the foregoing issuances of restricted stock, among other things, prohibit transfers of the restricted stock prior to the two-year anniversary of the grant date other than by will, laws of descent and distribution and in the event of death. In addition, sales or transfers made after the two- year anniversary of the grant date are subject to the right of us to buy back the stock at any time that the holder desires to sell the restricted stock at a price equal to the lower of the closing price per share and 17 times the closing price per share on the date of grant with respect to the 2021 grants.

Item 12.        Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 22, 2021, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 22, 2021, we had 25,410,098 shares of common stock outstanding.

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

				Total
				Number of
			Shares	Shares
	Common		subject to	Beneficially	Percentage
Name of Beneficial Owner	Stock		Options (1)	Owned	Ownership
Executive Officers & Directors
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (2)	847,737	(3)	603,193	1,450,930	5.6%
William L. Ostrander (Vice President of Finance and Secretary)	1,597		25,419	27,016	*
Jeff T. Hutchins (Former Chief Scientific Officer and Former Chief Operating Officer)	20,448		61,339	81,787	*
John K. A. Prendergast, Ph.D. (Director)	238,272	(4)	5,864	244,136	*
John Monahan, Ph.D. (Director)	73		105,109	105,182	*
Edward B. Smith, III (Director)	143		105,032	105,175	*

All Executive Officers and Directors, as a group (6 persons)	1,108,270		905,956	2,014,226	7.7%

*     less than 1%

(1)	Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of March 25, 2021.
(2)	Includes 11,025 shares of common stock held by Orion Holdings V, LLC and 10,231 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Does not include 26,468 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. In addition, if our company is traded on a recognized national exchange or Nasdaq while Mr. Wolf is employed by us and the market capitalization of our company is equal to or in excess of $500 million for at least fifteen consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board.
(3)	Includes 305,498 unvested shares received pursuant to restricted stock awards granted in January 2018, January 2019, December 2019, January 2020, and January 2021 that are subject to forfeiture.
(4)	Includes 37,143 unvested shares received pursuant to restricted stock awards granted in January 2019 and January 2020 that are subject to forfeiture.

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

The following is a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2019 Director Compensation” and Part III, Item 11. “Executive Compensation:”

Compensation paid to our executive officers during 2019 and 2020, as well as the terms of our consulting arrangement with Ann Rosar, and equity awards granted to our executive officers and directors during 2019, 2020 and 2021, are disclosed under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2020 Director Compensation” and Part III, Item 11. “Executive Compensation” and Note 4. “Acquisition of Pelican Therapeutics.”

Indemnification agreements

Our third amended and restated certificate of incorporation contains provisions limiting the liability of directors and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors.

Independence of the Board of Directors

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Wolf, due to his position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Monahan, Dr. Prendergast and Mr. Smith are deemed to be “independent” as that term is defined under the rules of Nasdaq. See the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.        Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2020 and 2019 by BDO USA, LLP.

	December 31,	December 31,
	2020	2019
Audit Fees and Expenses (1)	$329,213	321,175

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2020 and 2019:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2020 and 2019

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description

1.1

At Market Issuance Sales Agreement, dated April 3, 2019, by and between Heat Biologics, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2019 (File No. 001-35994))

1.2

Underwriting Agreement between Heat Biologics, Inc. and A.G.P./Alliance Global Partners, dated January 16, 2020 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on January 21, 2020 (File No. 001-35994).

1.3

Amendment No. 1, dated April 23, 2020, to the At Market Issuance Sales Agreement, by and between Heat Biologics, Inc. and B. Riley FBR, Inc. dated April 3, 2019 (incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020)

1.4

Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among Heat Biologics, Inc., B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-35994) filed with the Securities and Exchange Commission on August 24, 2020)

1.5

Amendment No. 1, dated December 10, 2020, to the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among Heat Biologics, Inc., B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the SEC on December 10, 2020)

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

Exhibit No.	Description

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on May 29, 2013 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 30, 2013 (File No. 333-188365))

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017 (File No. 001-35994))

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2018 (File No. 001-35994))

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission March 23, 2018 (File No. 001 35994))

3.6

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2019 (File No. 001-35994))

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on March 23, 2020 (File No. 001 35994))

3.8

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020) File no. 001 35994)

4.1#	2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))
4.2#

First Amendment of the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

4.3#

Second Amendment of the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

4.4#

Third Amendment of the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.4to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

4.5#

Fourth Amendment of the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

4.6

Specimen Common Stock Certificate of Heat Biologics, Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

4.7

Form of Stock Purchase Agreement by and among Heat Biologics, Inc. and the Series B investors (Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

4.8#	2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196763))
4.9#

Amended and Restated Heat Biologics, Inc. 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 22, 2015))

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on March 18, 2016 (File No. 001-35994))
4.11#	2017 Stock Incentive Plan (previously filed as an exhibit to the Registration Statement on Form S-8 with the Securities and Exchange Commission on July 11, 2017 (File No. 333-219238))

Exhibit No.	Description

4.12

Rights Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated March 11, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2018 (File No. 001-35994))

4.13#	2018 Stock Incentive Plan ((incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))
4.14

Warrant Agency Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated May 2, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))

4.15	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))
4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 21, 2018 (File No. 001-35994))
4.17	Amendment No. 1 to Rights Plan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))
4.18

Amendment No. 2 to the Rights Agreement dated as of March 10, 2020 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed with the Securities and Exchange Commission on March 13, 2020 (File No. 001-35994))

4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020 (File No. 001-35994)
4.20*	Description of Securities of Heat Biologics, Inc.
4.21

Amendment No. 3 to the Rights Agreement dated as of March 8, 2021 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, and Amendment No. 2 thereto, dated as of March 10, 2020, by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on March 12, 2021 (File No. 001-35994))

10.1**

License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.2**

License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.3**

License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.4#

Employment Agreement with Jeffrey Wolf dated December 18, 2009 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.5#

Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.6**

Non-Exclusive Evaluation and Biological Material License Agreement with American Type Culture Collection effective April 12, 2011 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.7

Manufacturing Services Agreement with Lonza Walkersville, Inc. dated as of October 20, 2011 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

Exhibit No.	Description

10.8

Amendment to License Agreement (UM97-14) dated April 29, 2009 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.9

Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.10

Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.11#

Amendment to Employment Agreement, dated as of January 20, 2014 between the Company and Jeffrey Wolf (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2014 (File No. 001-35994))

10.12#

Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.13#

Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.14#

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 15, 2016 (File No. 001-35994))

10.15#

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35994))

10.16#

Employment Agreement between the Company and Ann Rosar, dated April 1, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35994))

10.17

Amendment to License Agreement (UM97-14) between the University of Miami and Heat Biologics, Inc. effective July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.18

Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.19

Exclusive License Agreement (UMIP-114/Strbo) between the University of Miami and Zolovax, Inc., a wholly-owned subsidiary of Heat Biologics effective October 24, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 10, 2016 (File No. 001-35994))

10.20#

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994)

10.21#

Amendment to Employment Agreement between the Company and Ann Rosar, dated January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.22#

Employment Agreement between the Company and Jeff T. Hutchins, dated January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.23#

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.24

Stock Purchase Agreement by and among Heat Biologics, Inc., with Pelican Therapeutics, Inc. (“Pelican”), and certain stockholders in Pelican (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on March 8, 2017 (File No. 001-35994))

Exhibit No.	Description

10.25

First Amendment to Exclusive License Agreement between The Regents of The University of Michigan and Heat Biologics, Inc. (UM File Number 3680) dated December 1, 2016 (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2017 (File No. 001-35994))

10.26

First Amendment to Stock Purchase Agreement dated March 29, 2017 by and among Heat Biologics, Inc., Pelican Therapeutics, Inc. and Josiah Hornblower as representative of the Stockholders (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2017 (File No. 001-35994))

10.27**

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated July 11, 2008 (UM03-31, UM05-39) (incorporated by reference to Exhibit 10.2 Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.28**

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 12, 2010 (UMI176) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.29**

Amendment to License Agreement between Heat Biologics, Inc. and University of Miami dated April 20, 2009 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.30**

Assignment and Assumption Agreement between Heat Biologics, Inc. and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated June 26, 2009 (UM03-31, UM05-39) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.31**

Second Amendment to License Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) and University of Miami dated August 11, 2009 (UM03-31, UM05-39) (incorporated by reference to Exhibit 10.7 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.32

License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated November 19, 2013 (UMI143 and UMN 106) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.33**	CPRIT Grant (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))
10.34#

Amendment to Employment Agreement with Jeff T. Hutchins dated as of June 29, 2017 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001-35994))

10.35#

Amendment to Employment Agreement with Ann Rosar dated as of June 29, 2017 (previously filed as an exhibit to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001-35994))

10.36#

Amendment to Employment Agreement with Jeff T. Hutchins dated as of January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2018 (File No. 001-35994))

10.37#

Amendment to Employment Agreement with Ann Rosar dated as of January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2018 (File No. 001-35994))

10.38#

Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.77 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.39#

Form of Non-Statutory Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.78 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

Exhibit No.	Description

10.40#

Form of Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.79 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.41#

Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.42#

Form of Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.43#

Form of Notice of Award under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.44#

Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.45#

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey T. Hutchins, effective as of January 1, 2019 ( incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.46#

Heat Biologics, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.47#

Agreement with Ann Rosar dated March 7, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))

10.48#

Offer Letter with Robert J. Jakobs dated March 7, 2019## (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2019 (File No. 001-35994))

10.49

Lease between Durham KTP Tech 7, LLC and Heat Biologics, Inc. dated April 17, 2019 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))

10.50#

Amendment No. 1 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 4, 2019)

10.51#

Agreement by and between Heat Biologics, Inc. and Robert J. Jakobs, dated September 20, 2019 (incorporated by reference to Exhibit 10.1 to the to Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019 (File No. 001-35994))

10.52

Offer Letter by and between Heat Biologics, Inc. and William L. Ostrander, dated September 23, 2019 (incorporated by reference to Exhibit 10.2 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2019 (File No. 001-35994))

10.53#

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.54#

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey T. Hutchins, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.2 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.55#

Amendment to Offer Letter between Heat Biologics, Inc. and William Ostrander, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.56#

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

Exhibit No.	Description

10.57

Form of Investor Agreement (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020 (File No. 001-35994))

10.58#

Amendment no. 2 to the Heat Biologics 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2020)

10.59

Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2020 (File No. 001-35994))

10.60	Attachment F to CPRIT Contract (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2020)
10.61#

Amendment No. 3 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2020)

10.62

Amendment, dated December 7, 2020, to License Agreement (UMI-176) between the University of Miami and Heat Biologics, Inc. effective December 12, 2010 (incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001-35994))

10.63

Amendment, dated December 7, 2020, to License Agreement (UMSS-114) between the University of Miami and Heat Biologics, Inc. effective July 11, 2008 (incorporate by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001-35994))

10.64

Amendment, dated December 7, 2020, to License Agreement (D-107) between the University of Miami and Heat I, Inc. effective February 18, 2011 (incorporate by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001-35994))

10.65

Exclusive License Agreement between the University of Miami and Zolovax, Inc. dated as of December 31, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.66#

Amendment to Offer Letter between Heat Biologics, Inc. and William Ostrander, dated as of January 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.67#

Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, dated as of January 4, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.68#

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.69#

Separation Agreement dated December 31, 2020 between Heat Biologics, Inc. And Jeff Hutchins (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)
31.1*

Certification of Jeffrey Wolf, Principal Executive Officer, pursuant to Rule 13a 14(a) or15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of William Ostrander, Principal Financial Officer, pursuant to Rule 13a 14(a) or15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*     Filed herewith.

##   Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

**   Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2021.

HEAT BIOLOGICS, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 25, 2021

By:	/s/ William L. Ostrander
William L. Ostrander
Chief Financial Officer, and Secretary
(Principal Financial and Principal Accounting Officer)
Date: March 25, 2021

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

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	March 25, 2021

/s/ William L. Ostrander	Chief Financial Officer, and Secretary	March 25, 2021
William L. Ostrander	(Principal Financial and Principal Accounting Officer)

/s/ John Monahan, Ph.D.	Director	March 25, 2021
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	March 25, 2021
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith, III	Director	March 25, 2021
Edward B. Smith, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heat Biologics, Inc.

Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heat Biologics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Warrant Accounting and Valuation

As described in Notes 2 and 11 to the Company’s consolidated financial statements, on January 21, 2020, the Company issued warrants to purchase 10,000,000 shares of the Company’s common stock in a public offering (the “new warrants”). Additionally, 479,595 previously issued and outstanding warrants that were previously classified as equity (the “prior warrants”) were evaluated whether they were modified for accounting purposes. Pursuant to the terms of the warrants, the warrants are not considered indexed to the Company’s own stock and therefore are required to be measured at fair value and reported as a liability on the consolidated balance sheets. The new and prior warrants were valued at approximately $2.5 million and $0.9 million, respectively, on the offering date, based on a Monte Carlo valuation methodology.

We identified the determination of the appropriate accounting treatment of the new and prior warrants and related valuation of the warrant liability as a critical audit matter due to the complexity associated with the analysis of whether the warrants are indexed to the Company’s own stock. Additionally, the valuation of the warrant liability involved the use of a complex valuation methodology that required management to make certain assumptions, including estimating stock price volatility for the remaining term.  Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of auditor effort required, including the involvement of professionals with specialized skills and expertise.

The primary procedures we performed to address this critical audit matter included:

•	Utilizing personnel with specialized knowledge and experience in technical accounting to assist in (i) evaluating management’s interpretation of relevant terms and conditions of the warrant agreements, and (ii) evaluating management’s application of authoritative accounting guidance.
•	Utilizing professionals with specialized skills in valuation to assist in evaluating the reasonableness of the Company’s estimated fair value of the warrant liability by (i) comparing the Company’s estimate of volatility to our independently-developed estimate using historical stock price volatility information, and (ii) comparing the Company’s estimated fair value of the warrants to our independently-developed estimate utilizing a Monte Carlo methodology.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Raleigh, North Carolina

March 25, 2021

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Current Assets
Cash and cash equivalents	$10,931,890	$9,039,887
Short-term investments	100,842,438	5,713,922
Accounts receivable	177,239	34,986
Prepaid expenses and other current assets	1,842,620	420,328
Total Current Assets	113,794,187	15,209,123

Property and Equipment, net	676,262	559,410

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	1,452,338	1,452,338
Operating lease right-of-use asset	2,035,882	2,287,500
Finance lease right-of-use asset	247,194	187,573
Deposits	122,779	394,637
Total Other Assets	9,724,193	10,188,048

Total Assets	$124,194,642	$25,956,581

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,051,764	$1,503,342
Deferred revenue, current portion	603,717	3,410,319
Contingent consideration, current portion	—	1,124,970
Contingent consideration, related party - current portion	—	454,364
Operating lease liability, current portion	278,753	216,832
Finance lease liability, current portion	108,127	49,104
Accrued expenses and other liabilities	1,614,534	1,676,467
Total Current Liabilities	3,656,895	8,435,398

Long Term Liabilities
Other long-term liabilities	36,243	—
Derivative warrant liability	33,779	—
Deferred tax liability	361,911	361,911
Deferred revenue, net of current portion	237,500	200,000
Operating lease liability, net of current portion	1,301,636	1,519,574
Financing lease liability, net of current portion	160,240	142,667
Contingent consideration, net of current portion	2,250,844	1,653,197
Contingent consideration, related party - net of current portion	661,671	485,984
Total Liabilities	8,700,719	12,798,731

Commitments and Contingencies (Note 9 and 13)

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 and 100,000,000 shares authorized, 22,592,500 and 4,826,565 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4,519	965
Additional paid-in capital	247,048,349	118,179,635
Accumulated deficit	(130,647,485)	(104,597,748)
Accumulated other comprehensive loss	(166,056)	(11,250)
Total Stockholders' Equity - Heat Biologics, Inc.	116,239,327	13,571,602
Non-Controlling Interest	(745,404)	(413,752)
Total Stockholders' Equity	115,493,923	13,157,850

Total Liabilities and Stockholders' Equity	$124,194,642	$25,956,581

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	December 31,
	2020	2019
Revenue:
Grant and contract revenue	$2,947,969	$3,049,104

Operating expenses:
Research and development	12,938,895	13,013,604
General and administrative	14,934,436	9,431,015
Goodwill impairment loss	—	737,000
Change in fair value of contingent consideration	1,199,000	613,290
Total operating expenses	29,072,331	23,794,909

Loss from operations	(26,124,362)	(20,745,805)

Change in fair value of warrant liability	(1,012,167)	—
Investor relations expense	(66,767)	—
Interest income	566,718	431,824
Other income (expense), net	255,189	(25,557)
Total non-operating (loss) income	(257,027)	406,267

Net loss before income taxes	(26,381,389)	(20,339,538)
Income tax expense	—	(45,178)
Net loss	(26,381,389)	(20,384,716)
Net loss - non-controlling interest	(331,652)	(367,148)
Net loss attributable to Heat Biologics, Inc.	$(26,049,737)	$(20,017,568)

Net loss per share attributable to Heat Biologics, Inc.-
Net loss per share attributable to Heat Biologics, Inc.-basic and diluted	$(1.63)	$(4.21)

Weighted-average number of common shares used in net loss per share attributable to common stockholders-
Weighted-average number of common shares used in net loss per share attributable to Heat Biologics, Inc.—basic and diluted	15,982,568	4,754,542

Comprehensive loss:
Net loss	(26,381,389)	(20,384,716)
Unrealized (loss) gain on foreign currency translation	(154,806)	8,654
Total comprehensive loss	(26,536,195)	(20,376,062)
Comprehensive loss attributable to non-controlling interest	(331,652)	(367,148)
Comprehensive loss - Heat Biologics, Inc.	$(26,204,543)	$(20,008,914)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2018	$928	$114,888,706	$(84,580,180)	$(19,904)	$(46,604)	$30,242,946
Issuance of common stock	3	18,895	—	—	—	18,898
Exercise of stock options	—	2,120	—	—	—	2,120
Issuance of common stock from vesting of restricted stock awards	34	(34)	—	—	—	—
Stock based compensation	—	3,269,948	—	—	—	3,269,948
Other comprehensive loss	—	—	—	8,654	—	8,654
Net loss	—	—	(20,017,568)	—	(367,148)	(20,384,716)
Balance at December 31, 2019	965	118,179,635	(104,597,748)	(11,250)	(413,752)	13,157,850
January 2020 investment offering, net of underwriters discounts	572	4,105,577	—	—	—	4,106,149
ATM raise	2,635	117,370,860	—	—	—	117,373,495
Issuance of common stock from vesting of restricted stock awards	56	(56)	—	—	—	—
Stock issuance costs	—	(3,103,833)	—	—	—	(3,103,833)
Stock based compensation	—	6,377,857	—	—	—	6,377,857
Exercise of warrants	227	3,442,095	—	—	—	3,442,322
Exchange of warrants	64	773,266	—	—	—	773,330
Payment of cash in lieu of fractional shares	—	(97,052)	—	—	—	(97,052)
Other comprehensive loss	—	—	—	(154,806)	—	(154,806)
Net loss	—	—	(26,049,737)	—	(331,652)	(26,381,389)
Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(26,381,389)	$(20,384,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	—	737,000
Depreciation and amortization	333,152	232,506
Noncash lease expense	95,600	39,116
Noncash interest expense	17,972	954
Loss on disposal of equipment	—	11,998
Noncash investor relations expense	66,767	—
Stock-based compensation	6,377,857	3,269,948
Change in fair value of common stock warrants	1,012,167	—
Change in fair value of contingent consideration	1,199,000	613,290
Unrealized gain on investments	(44,871)	(5,457)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(140,559)	(6,472)
Prepaid expenses and other current assets	(1,419,395)	540,789
Operating lease right-of-use asset	—	(590,210)
Accounts payable	(452,778)	529,269
Deferred revenue	(2,769,101)	2,377,780
Deferred tax liability	—	45,178
Accrued expenses and other liabilities	(223,882)	8,518
Other long-term liabilities	36,243	(213,724)
Deposits	271,858	(43,417)
Net Cash Used in Operating Activities	(22,021,359)	(12,837,650)

Cash Flows from Investing Activities
Purchase of short-term investments	(105,925,802)	(138,438)
Sale of short-term investments	10,842,157	—
Purchase of property and equipment	(337,972)	(265,188)
Proceeds from disposal of property and equipment	2,168	109,630
Net Cash Used in Investing Activities	(95,419,449)	(293,996)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net of issuance costs	6,600,971	—
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	117,373,495	18,898
Proceeds from exercise of stock options	—	2,120
Proceeds from the exercise of warrants	675,675	—
Stock issuance costs	(3,103,833)	(1,966)
Cash paid for fractional shares in connection with reverse stock split	(97,052)	—
Payment of contingent consideration	(2,005,000)	—
Proceeds from PPP loan	702,000	—
Repayment of PPP loan	(702,000)	—
Repayments on principal of finance lease	(115,199)	—
Net Cash Provided by Financing Activities	119,329,057	19,052

Effect of exchange rate changes on cash and cash equivalents	3,754	(1,770)

Net Change in Cash and Cash Equivalents	1,892,003	(13,114,364)

Cash and Cash Equivalents – Beginning of Period	9,039,887	22,154,251

Cash and Cash Equivalents – End of Period	$10,931,890	$9,039,887

Supplemental Disclosure for Cash Flow Information:
Operating lease right-of-use assets obtained with lease liabilities	$75,244	$1,945,617
Finance lease right-of-use assets obtained with lease liabilities	$173,822	$192,783
Supplemental disclosure of non-cash investing and financing activities:
Allocation of proceeds from public offering to warrant liabilities	$2,494,823	$—
Cashless exercise of warrants classified as liabilities	$2,766,647	$—
Cashless exchange of warrants classified as liabilities	$773,330	$—

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization

Heat Biologics is a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines. Our gp96 platform is designed to activate the immune system. This platform has broad applications in cancer and infectious disease. The Company platform leverages gp96’s role as a natural molecular warning system that presents antigens to the immune system. HS-110 (viagenpumatucel-L) is the Company’s first allogeneic (“off-the-shelf”) cell line biologic product candidate in a series of proprietary immunotherapies designed to stimulate a patient’s T-cells to destroy cancer. HS-130 is an allogeneic cell line engineered to express the extracellular domain of OX40 ligand fusion protein (OX40L-Fc), a key costimulator of T-cells, with the potential to augment antigen-specific CD4+ T-cell and CD8+ T-cell responses. We have initiated development of a new COVID-19 vaccine program under our Zolovax, Inc. subsidiary that utilizes our gp96 platform to secrete SARS-CoV-2 antigens. The Company’s subsidiary Pelican Therapeutics, Inc. (“Pelican”), is developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting TNFRSF25 for systemic administration.

These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. The Company has completed recruiting patients in its Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial, dosed twelve patients in our Phase 1 clinical trial of HS-130 and dosed five patients in our Phase 1 clinical trial of PTX-35. The Company is also providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As the Company advances its clinical programs, it is in close contact with the CROs and clinical sites and are assessing the impact of COVID-19 on the studies and current timelines and costs.

Unless otherwise noted, all share and per share data referenced in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the one-for-seven reverse stock split effective December 11, 2020. As a result of the reverse stock split, certain amounts in the consolidated financial statements and the notes thereto may be slightly different than previously reported due to rounding of fractional shares, and certain amounts within the consolidated balance sheets were reclassified between common stock and additional paid-in capital.

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Heat Biologics, Inc. and its subsidiaries, Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), and Scorpion Biosciences, Inc. As of December 31, 2020, there was no activity for Scorpion Biosciences, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2020 and 2019 year-end financials include 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of $130.6 million as of December 31, 2020 and a net loss of approximately $26.4 million for the year ended December 31, 2020 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. On April 23, 2020, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $150 million. In connection with the filing of the Registration Statement, the Company also entered into an amendment to its sales agreement (“Common Stock Sales Agreement”) with B. Riley FBR, as sales agent, pursuant to which the Company may issue and sell shares of its common stock under an at-the-market (the “ATM”) offering program. On August 24, 2020, the Company amended and restated the Common Stock Sales Agreement (the “Amended and Restated Common Stock Sales Agreement”) to include Cantor Fitzgerald & Co. (“Cantor”) as an additional sales agent for the ATM. Pursuant to the ATM, the Company will pay B. Riley FBR or Cantor (each a “Designated agent” and collectively, the “Agents”), a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. As of December 31, 2020, the Company had approximately $111.8 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures considering its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent consideration, valuation of goodwill and in process research and development (“IPR&D”), income taxes, valuation of warrant liabilities, and stock-based compensation. Actual results may differ from those estimates.

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

Short-term Investments

The Company’s short-term investments consist of equity securities and are carried at fair value. Unrealized gains and losses on securities are reported in the statement of operations. The Company classifies marketable equity investments available to fund current operations as current assets on its consolidated balance sheets.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. At December 31, 2020, the fair value of such warrants was $33,779, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2020, and 2019, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2020 was $10,367,714. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are capitalized. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment, three years for computer equipment, eight years for furniture and fixtures and five years for leasehold improvements.

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

As of December 31, 2020, and December 31, 2019, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2020 or 2019.

In January 2020, the Company issued warrants in connection with the public offering of common stock (the “January 2020 Warrants”). Pursuant to the terms of these warrants, the warrants were not considered indexed to the Company’s own stock and therefore are required to be measured at fair value and reported as a liability in the consolidated balance sheets. Additionally, upon the closing of the January 2020 offering, 479,595 outstanding warrants were evaluated whether they were modified for accounting purpose and were determined that they were required to be classified as a liability. The fair value of the warrant liability is based on the Monte Carlo methodology. The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded on our consolidated statement of operations and comprehensive loss. The valuation of the warrants is classified under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing its own data. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Monte Carlo simulation was used to value the liability-classified warrants, including the warrants reclassified from equity to liability. The following weighted average assumptions were used:

	January 21, 2020
Current stock price	$2.31
Estimated volatility of future stock price	124%
Risk free interest rate	1.53%
Expected term	3.7	years

During the year ended December 31, 2020, 470,238 warrants were exchanged for 319,756 shares of common stock. As of December 31, 2020, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$100,842,438	$100,842,438	—	—
Liabilities:
Contingent consideration	$2,912,515	—	—	$2,912,515
Warrant liability	$33,779	—	—	$33,779

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5,713,922	$5,713,922	—	—
Liabilities:
Contingent consideration	$3,718,515	—	—	$3,718,515

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2020:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2019	$3,718,515	$—
Fair value at issuance	—	2,494,823
Reclassification of warrants from equity to liability due to modification	—	869,078
Reclassification of warrant liability to equity upon cashless exercise of warrants	—	(2,766,647)
Reclassification of warrant liability to equity upon exchange of warrants	—	(1,575,642)
Payout of contingent consideration	(2,005,000)	—
Change in fair value	1,199,000	1,012,167
Balance at December 31, 2020	$2,912,515	$33,779

The change in the fair value of the contingent consideration of $1,199,000 and $613,290 for the years ended December 31, 2020 and 2019, respectively, was primarily due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of December 31, 2020 and 2019:

As of December 31, 2020
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2030
		Discount rate	7.66%
		Probability of occurrence	2.7% to 68%

As of December 31, 2019
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2020-2030
		Discount rate	7.83%
		Probability of occurrence	2.1% to 82%

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3 as of December 31, 2020:

	December 31, 2020
Current stock price	$5.36
Estimated volatility of future stock price	141.28%
Risk free interest rate	0.17%
Contractual term	2.90	years

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2020 and 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, the Company had no such accruals.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms. The expected term for the years ended December 31, 2020 and 2019 represents the average time that options are expected to be outstanding based on the average of the vesting term and the contractual term of the option. We account for forfeitures as they occur. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests is the result of the Company’s consolidation of subsidiaries of which it does not own 100%. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican, a related party prior to acquisition, for 35,000 shares of the Company’s common stock. The stock exchange resulted in the Company owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. The Company’s net loss attributable to non-controlling interests relates to the 15% ownership of Pelican that Heat does not own as of December 31, 2020 and 2019.

Revenue Recognition

Effective January 1, 2019, the Company has adopted ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The Company’s primary source of revenue is grant revenue related to the CPRIT contract, which is being accounted for under ASC 958 as a conditional non-exchange contribution.

The CPRIT grant covers the periods from June 1, 2017 through May 31, 2021, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded, on a reimbursement basis, after we have fulfilled every requirement of the grant and the grant has been approved to be finalized. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of December 31, 2020, the deferred revenue balance was $0.6 million with $13.1 million recognized as revenue since contract inception.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the year ended December 31, 2020, the Company incurred approximately $0.1 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Deferred Revenue

Deferred revenue is comprised of proceeds of $0.6 million received from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassess the actual consideration earned and the probability-weighted future earn-out payments

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets (see Note 4).

Research and Development

Research and development costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing developmental products into advanced phase clinical trials are expensed as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, and testing and enhancement of its product candidates.

Impact of Recently Issued Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and the Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning after December 15, 2021 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

3.        Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of December 31, 2020 and 2019. Unrealized gains and losses on securities are reported in the statement of operation. Short-term investments at December 31, 2020 and 2019 consisted of mutual funds with fair values of $100.8 million and $5.7 million, respectively.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

●	$1.5 million upon Pelican’s dosing of the first patient in its first Phase 2 trial for an oncology indication;
●	$3.0 million upon successful outcome of the first Phase 2 trial for an oncology indication;
●	$6.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for an oncology indication;
●	$3.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for a non- oncology indication;
●	$7.5 million upon successful outcome of the first Phase 3 trial for an oncology indication;
●	$3.0 million upon successful outcome of the first Phase 3 trial for a non-oncology indication;
●	$7.5 million upon acceptance of a Biologics License Application (BLA) submission for an oncology indication;
●	$3.0 million upon acceptance of a BLA submission for a non-oncology indication;
●	$7.5 million upon first product indication approval in the United States or Europe for an oncology indication;
●	$3.0 million upon first product indication approval in the United States or Europe for a non-oncology indication.

The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to certain directors of the Company which is presented separately on the balance sheet as contingent consideration, related party - net of current portion. On June 22, 2020, the Company achieved the first milestone of $2.0 million when it dosed the first patient in the first Phase 1 clinical trial of PTX-35.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill resulting from this acquisition related largely to synergies expected from combining the operations. The goodwill is not deductible for income tax purposes. In-process research and development assets are treated as indefinite-lived until the completion or abandonment of the associated research and development (“R&D”) program, at which time the appropriate useful lives will be determined. The Company calculated the fair value of the non-controlling interest acquired in the acquisition as 20% of the equity interest of Pelican, adjusted for a minority interest discount.

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to support Pelican in developing PTX-35 through a Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies or as a monotherapy.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,	December 31,
	2020	2019
Prepaid manufacturing expense	$316,411	$148,156
Prepaid insurance	612,293	120,851
Prepaid preclinical and clinical expenses	690,543	22,319
Other prepaid expenses and current assets	223,373	109,843
Other current assets	—	19,159
	$1,842,620	$420,328

6.        Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,	December 31,
	2020	2019
Lab equipment	$1,607,238	$1,311,853
Computers	71,058	53,065
Furniture and fixtures	64,523	50,453
Leasehold improvements	22,563	14,259

Total	1,765,382	1,429,630
Accumulated depreciation	(1,089,120)	(870,220)

Property and equipment, net	$676,262	$559,410

Depreciation expense totaled $218,951 and $227,296 for the years ended December 31, 2020 and 2019, respectively.

7.        Goodwill and In-process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 4. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. As of April 1, 2020, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the reporting unit is less than its carrying amount, including goodwill. Based on that assessment, the Company determined that this condition does not exist. As such, performing the first step of the two-step test impairment test was unnecessary. No impairment was recorded during the year ended December 31, 2020.

However, during the year ended December 31, 2019, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that as of December 31, 2019 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an interim impairment analysis as of that date using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to ASU 2017 04, the Company recorded a goodwill impairment charge for the excess of the reporting unit’s

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

carrying value over its fair value. During the year ended December 31, 2019, goodwill with a total carrying value of $2.2 million was written down to its estimated fair value of $1.5 million and an impairment charge of $0.7 million was recorded.

The following table provides the Company’s goodwill as of December 31, 2020. There was no goodwill impairment during the year ended December 31, 2020.

Goodwill
Balance at December 31, 2020	$1,452,338

The following table provides the Company’s in-process R&D as of December 31, 2020. There was no change in in-process R&D during the years ended December 31, 2020 and 2019.

In-process
R&D
In-process R&D from acquisition of Pelican	$5,866,000

.

8.        Accrued Expenses

Accrued expenses consist of the following at:

	December 31,	December 31,
	2020	2019
Accrued preclinical and clinical trial expenses	$628,000	$1,156,618
Accrued manufacturing expenses	175,089	—
Compensation and related benefits	209,600	303,870
Accrued franchise tax	172,500	—
Other expenses	429,345	215,979
	$1,614,534	$1,676,467

9.        License Agreements

●     University of Miami

●	Beginning in 2008, the Company has entered into various agreements with the University of Miami (“UM”) for intellectual and tangible property rights relating to the ImPACT®, technology activities (“License Agreement 03-31, 05-39” and “License Agreement 97-14”, or collectively “License Agreements”). These license agreements were subsequently assigned to the Company’s subsidiary Heat Biologics I, Inc. (Heat I) which issued to UM shares of its common stock representing seven and one-half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier.
●	The Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 that are due on the anniversary date of the agreement for License Agreement 97-14. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. In July 2016, the Company and UM entered into an amendment which replaced the milestone payment of $250,000 by approval of a BLA for the lung cancer vaccine with a payment of $500,000 upon approval of an NDA for a lung cancer vaccine covered by Patent Rights.
●	In August 2009, Heat I and UM entered into a second amendment (“Amendment 2”) to License Agreement UMSS-114A to extend the foregoing payment due dates for all past due license fees and patent costs.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	On February 18, 2011, Heat I entered into a license agreement (“SS114A”) with UM to obtain additional technology related to License Agreement 97-14. Heat I agreed to reimburse UM for all past patent costs of $37,381. As partial consideration for SS114A, Heat II agreed to grant back certain exclusive rights to UM.
●	In addition, Heat entered into an agreement for “Modified Heat Shock Proteins-Antigenic Peptide Complex” with UM in September 2014 for a cancer cell line where UM agreed not to license the cell line to third parties while the Company is in good standing and in compliance of its patent license agreements with UM relating to our ImPACT® platform. There is no financial obligation on the Company’s part under the arrangement.
●	On October 25, 2016, the Company entered into an exclusive license agreement with UM for the license and development of intellectual property related to its gp96 platform to target the Zika virus and other infectious diseases. As consideration for the rights granted in this license agreement the Company is obligated to pay UM an upfront license fee of $20,000 and nominal annual maintenance fees over the initial ten years that total $82,000 and increasing thereafter. The Company is obligated to pay royalties equal to a percentage (mid-single digits) of net sales of products covered by the patent-related rights, subject to reduction if additional licenses from third parties are required to commercialize licensed products.
●	On December 7, 2020, the Company entered into separate amendments to its existing three license agreements with the University of Miami to extend to December 31, 2025, the date by which the University of Miami may terminate the license agreements if by such date the Company will not have introduced a licensed product into the commercial marketplace in one of the three major markets (European Union, Japan and the United States) or will not have made best efforts to achieve the same. The three license agreements so amended are: (i) License Agreement (UMSS-114 (previously UM 97-14)) between the University of Miami and Heat Biologics, Inc. effective July 11, 2008, (ii) License Agreement (D-107) between the University of Miami and Heat I, Inc. effective February 18, 2011, and (iii) License Agreement (UMSS-114A) between the University of Miami and Heat I, Inc. effective February 18, 2011.

●      University of Miami - Pelican

●	For each agreement, the Company agreed to make minimum royalty payments of $10,000 for three years beginning 2010 due on the anniversary date of the agreements to the University of Miami. Beginning in 2013, and thereafter for the life of the agreements, the minimum royalty payments shall be $20,000 due on the same date.

License 0331, 0539:

●	Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $250,000 due upon the earlier of May 2022 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.
●	In August 2009, Pelican and UM entered into a second amendment (“Amendment 2”) to License Agreement 0331, 0539 to extend the foregoing payment due dates for all past due license fees and patent costs.
●	In February 2010, Pelican and UM entered into a third amendment (“Amendment 3”) to License Agreement 0331, 0539 to grant back to UM a certain nonexclusive license. In all other respects, the original agreement remained the same.
●	In October 2010, Pelican and UM entered into a fourth amendment (“Amendment 4”) to License Agreement 0331, 0539 to grant to the licensor a nonexclusive license right for certain technology as research reagents and research tools.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

License I176:

●	On December 12, 2010, Pelican entered into another license agreement (“I176”) with UM for one component of complimentary technology to the July 11, 2008 agreement. Pelican agreed to pay UM a license fee of $50,000 and a reimbursement of $15,797 for past patent fees. Pelican also agreed to make a minimum royalty payment of $10,000 during 2012 through 2014 and then $20,000 every year thereafter. Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $500,000 due upon the earlier of May 2022 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.
●	In August 2012, Pelican and UM entered into a second amendment (“I176 Amendment 2”) to License Agreement I176 to extend the foregoing payment due dates for all past due license fees and patent costs.
●	On December 7, 2020, the Company entered into a separate amendment to License Agreement (UMI-176) between the University of Miami and Heat Biologics, Inc. effective December 12, 2010, to extend to December 31, 2025, the date by which the University of Miami may terminate the license agreements if by such date the Company will not have introduced a licensed product into the commercial marketplace in one of the three major markets (European Union, Japan and the United States) or will not have made best efforts to achieve the same.

●      Other License Agreements

●	On April 12, 2011, the Company entered into a non-exclusive evaluation and biological material license agreement with a not-for-profit corporation for evaluation and production of vaccines. In consideration for the evaluation and commercial use license, the Company agreed to pay the not-for-profit corporation a fee of $5,000 and $50,000, respectively. The Company has the option to renew the license once the original term has expired. Milestone payments are due upon certain events agreed upon by Heat and the not-for-profit corporation. In December 2015, the Company amended the evaluation and biological material license agreement to add additional cell lines in exchange for a one-time payment of $1,000.
●	On August 30, 2010, the Company entered into an option agreement with the University of Michigan (“University”) to acquire the right to negotiate an exclusive license for certain materials which include cancer cells and all unmodified derivatives of these cells. An option fee of $2,000 was paid on September 8, 2010 to grant a period of nine months for this consideration. In July 2011, the Company exercised the option to acquire the license for $10,000.
●	In June 2016, the Company entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which the Company licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid the Company an initial license fee of $50,000 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. Inasmuch as the technology that the Company out-licensed is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.
●	On December 31, 2020, Zolovax, Inc. (“Zolovax”), a wholly-owned subsidiary of Heat Biologics, Inc. entered into an Exclusive License Agreement with the University of Miami for the license and development of a portfolio of patents leveraging its UMIP-510 platform to target the COVID-19 virus and other infectious diseases. The License Agreement grants Zolovax exclusive, worldwide rights to research, develop, make, use or sell Licensed Products (as defined in the License Agreement) based upon patent-related rights. The

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

term of the license is the later of the length of the last to expire patent or fifteen (15) years from the date of the first sale of a Licensed Product unless terminated earlier. As consideration for the rights granted in the License Agreement, Zolovax paid an upfront fee of $2,500, is obligated to pay certain annual payments and to pay royalties equal to a percentage (in the low-to-mid single digits) of net sales of Licensed Products. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize the Licensed Products.

Future minimum royalty payments by the Company for licenses as of December 31, 2020 are as follows (in thousands):

Year ended December 31,

2021	$228
2022	784
2023	74
Total	$1,086

10.        Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract initially covered a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2021. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after we have fulfilled every requirement of the grant and the grant has been approved to be finalized.

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

Through December 31, 2020, $13.1 million of grant funding received to date has been recognized as revenue.

11.        Stockholders’ Equity

Authorized Capital

Heat has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were no outstanding shares of Preferred Stock.

Heat had 250,000,000 shares and 100,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2020 and 2019. On March 20, 2020, an amendment to the Company’s third amended and restated certificate of incorporation to increase the authorized shares of common stock to 250,000,000 was filed. On December 10, 2020, Heat announced a reverse stock split of its shares of common stock at a ratio of 1-for-7. The reverse stock split took effect as of 12:01 a.m. ET on December 11, 2020, to trade on a post-split basis at the market open on December 11, 2020. During the Company’s annual shareholder meeting held February 27, 2020, shareholders approved the Company’s reverse stock split, and granted the board of directors the authority to implement and determine the exact split ratio. When the reverse stock split became effective, every 7 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from approximately 159.8 million shares to approximately 22.8 million. As of December 31, 2020, and 2019, 22,592,500 and 4,826,565 common stock shares were issued and outstanding.

Underwritten Registered Offering

On January 21, 2020, the Company closed on a public offering consisting of 2,857,142 shares of common stock together with Warrants to purchase 1,428,571 shares of common stock. The gross proceeds to the Company from this offering were approximately $7,000,000, before deducting underwriting discounts, commissions, and other offering expenses.

The Company has accounted for the warrants as liabilities and recorded them at fair value in our consolidated balance sheets (see Note 2).

At-The-Market-Offering

From January 1, 2020 to December 31, 2020 the Company sold approximately 13,175,677 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $8.69 per share, raising aggregate net proceeds of approximately $114.4 million, after deducting an aggregate commission up to 3%.

Common Stock Warrants

In connection with the November 26, 2018 public offering, the Company issued 657,142 common stock warrants each of which are exercisable for one share of common stock. The common stock warrants have an exercise price of $11.55 per share and expire five years from the issuance date. The warrants have been accounted for as equity instruments.

In connection with the May 7, 2018 public offering, the Company issued 1,357,142 pre-funded warrants and 1,026,785 common stock warrants each of which are exercisable for one share of common stock. The pre-funded warrants had an exercise price of $0.07 per share and as of December 31, 2019 all pre-funded warrants have been exercised. The common stock warrants have an exercise price of $11.09 per share and expire five years from the issuance date. As of December 31, 2020, 497,094 common stock warrants have been exercised. The warrants have been accounted for as equity instruments.

In connection with the March 23, 2016 public offering, the Company issued warrants to purchase 97,500 shares of common stock with an exercise price of $70.00 per share that expire five years from the issuance date. In connection with the Company’s July 23, 2013 initial public offering, the Company issued warrants to the underwriters for 1,785 shares of common stock issuable at $875.00 per share which expired July 22, 2018. On March 10, 2011, the Company issued warrants to purchase shares of common stock to third parties in consideration for a private equity placement transaction of which 248 warrants remain outstanding. The warrants have an exercise price of $33.60 per share and expire ten years from the issuance date.

During the year ended December 31, 2020, 1,959,735 common stock warrants have been exercised and exchanged and no common stock warrants expired. No warrants were issued or exercised during the same period in 2019.

The Company has a total of 758,939 warrants outstanding at a weighted average exercise price of $14.57 to purchase its common stock as of December 31, 2020. These warrants are summarized as follows:

Issuance Date	Number of Shares	Exercise Price	Expiration Date
3/10/2011	248	$33.60	3/10/2021
3/23/2016	42,308	$70.00	3/23/2021
5/7/2018	403,025	$11.09	5/8/2023
11/26/2018	313,358	$11.55	11/26/2023

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the warrant activity of the Company’s common stock warrants. There were no changes in the Company’s outstanding warrants during 2019:

Common Stock
Warrants
Outstanding, December 31, 2019	1,290,103
Issued	1,428,571
Exercised	(1,489,497)
Exchanged	(470,238)
Outstanding, December 31, 2020	758,939

Equity Compensation Plans

2009 Stock Incentive Plan

In 2009, the Company adopted the Heat Biologics, Inc. 2009 Stock Option Plan (the “2009 Plan”), under which stock options to acquire 21,739 common shares could be granted to key employees, directors, and independent contractors. Under the 2009 Plan, both incentive and non-qualified stock options could be granted under terms and conditions established by the Board of Directors. The exercise price for incentive stock options was the fair market value of the related common stock on the date the stock option was granted. Stock options granted under the 2009 Plan generally have terms of 10 years and have various vesting schedules.

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 21,739 to 65,217. The Company amended the 2009 Plan to increase the number of shares available for issuance to 86,957. The 2009 Plan expired in September 2019, however all options outstanding at the time of expiration remained outstanding and exercisable by their term. As of December 31, 2020 and 2019, there were 6,378 and 6,752 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the Heat Biologics, Inc. 2014 Stock Option Plan (the “2014 Plan”), under which the Company is authorized to grant 50,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 60,000 and in 2016, the stockholders approved an amendment that allowed the Company to grant up to 300,000 awards in total. As of December 31, 2020 and 2019, there were 30,354 and 32,610 stock options outstanding under the 2014 Plan, respectively.

2017 Stock Incentive Plan

In June 2017, the stockholders approved the Heat Biologics, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2017 Plan. As of December 31, 2020 and 2019 there were 42,932 and 49,340 stock options outstanding under the 2017 Plan, respectively.

2018 Stock Incentive Plan

In October 2018, the stockholders approved the Heat Biologics, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), under which the Company is authorized to grant 4,000,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2018 Plan. At

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our 2019 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2018 Plan to increase the number of shares by 4,000,000. As of December 31, 2020 and 2019 there were 1,400,475 and 532,752 stock options outstanding under the 2018 plan, respectively.

There are 1,788,730 stock options remaining available for grant under the 2009 Plan, 2014 Plan, 2017 Plan and 2018 Plan (collectively, the “Plans”). The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the years ended
	December 31,
	2020	2019
Employee stock options	$4,966,596	$1,349,089
Non-employee stock options	158,963	351,812
Employee stock awards	1,072,506	1,243,526
Non-employee stock awards	179,792	325,521
	$6,377,857	$3,269,948

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the years ended December 31, 2020, and 2019, we recorded $6,377,857, and $3,269,948 of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2020 and 2019.

Stock Options - Under the Plans, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the years ended December 31, 2020, and 2019, we issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2020 and 2019:

●	Volatility – The Company used an average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	Forfeitures – As required by ASC 718, the Company reviews recent forfeitures and stock compensation expense. We account for forfeitures as they occur.

The following table summarizes assumptions used in our calculations of fair value for the years ended December 31, 2020 and 2019:

	2020		2019
Dividend yield	—%		—%
Expected volatility	83.13-101.68%		89.59-91.03%
Risk-free interest rate	0.26-1.69%		1.63-2.52%
Expected lives (years)	5.0-6.3	years	5.4-6.3	years

Stock Option Activity - The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2019, as determined under the Black-Scholes valuation model, was $5.92 and $5.27, respectively.

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2018	66,422	$81.15	$—
Granted	417,120	7.21
Exercised	(285)	7.42	$—
Cancelled and expired	(45,654)	12.33
Stock options outstanding at December 31, 2019	437,603	$17.90	$44,196
Granted	1,167,749	7.90
Exercised	(7,140)	3.99	$9,813
Forfeited/Expired	(118,073)	5.80
Stock options outstanding at December 31, 2020	1,480,139	$11.05	$403,744	8.6	Years
Stock options exercisable at December 31, 2020	871,721	$14.74	$120,993	8.1	Years

Unrecognized compensation expense related to unvested stock options was $2.4 million as of December 31, 2020, which is expected to be recognized over a weighted-average period of 1.75 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors and Executives vest 50% on grant date, 30% on the first anniversary and 10% each anniversary thereafter. The grant date fair value of the restricted stock is equal to the closing market price of the Company’s common stock on the date of grant.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2020 and 2019:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2018	—	$—
Granted	354,165	5.97
Vested	(168,272)	5.90
Cancelled	(6,388)	7.42
Restricted stock at December 31, 2019	179,505	$5.99
Granted	339,999	3.22
Vested	(275,115)	4.27
Cancelled	(4,461)	7.42
Restricted stock at December 31, 2020	239,928	$4.02

RSUs - Under the Plans, the Company has time-based RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs will result in the delivery of shares in one-fourth increments commencing on the award date. The grant date fair value of the RSUs is equal to the closing market price of the Company’s common stock on the grant date. The Company recognizes the grant date fair value of RSUs of shares it expects to issue as compensation expense ratably over the requisite service period.

The following table summarizes the RSU activity during the years ended December 31, 2020 and 2019:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2018	8,073	$33.78
Vested	(3,104)	37.37
Cancelled	(678)	39.44
RSUs at December 31, 2019	4,291	$30.29
Vested	(2,342)	33.15
Cancelled	(49)	36.57
RSUs at December 31, 2020	1,900	$26.60

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2020 and 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, the Company had no such accruals.

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	2020	2019
Current Expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Expense:
Federal	$—	$45,178
State	—	—
Foreign	—	—
Total	$—	$45,178

The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21% United States statutory income tax rate were as follows:

	2020	2019
Federal income tax expense at statutory rate:	$(5,540,000)	$(4,271,000)
Increase (reduction) in income tax resulting from:
State Income Taxes	(433,000)	(581,000)
Foreign Rate Differential	5,000	(9,000)
Nondeductible Expenses	210,000	15,000
Research & Development Credit	(682,000)	(772,000)
Stock Based Compensation	113,000	132,000
Excess Executive Compensation	248,000	295,000
Payout of Contingent Consideration	421,000	—
Goodwill Impairment	—	155,000
Reserve for Loss Carryforwards Limited by Sec. 382	8,000	8,000
Other	(41,000)	74,178
Increase in Valuation Allowance	5,691,000	4,999,000
	$—	$45,178

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2020 and December 31, 2019:

	2020	2019
Deferred tax assets:
Net Operating Losses	$26,496,651	$22,278,013
R&D Credits	4,572,049	3,829,550
Stock Compensation	1,931,784	878,094
Contingent Consideration	668,994	854,129
Lease Liability	(99,761)	9,950
Other Accrued Expenses	—	20,797

Deferred tax assets	33,569,717	27,870,533

Deferred tax liabilities:
Intangible Assets	(1,347,399)	(1,347,399)
Property, plant and equipment, primarily due to differences in depreciation	(69,882)	(91,764)
Other Accrued Expenses	(29,781)	—

Deferred tax liabilities	(1,447,062)	(1,439,163)

Valuation allowance	(32,484,566)	(26,793,281)

Net deferred tax (liabilities)	$(361,911)	$(361,911)

At December 31, 2020 and December 31, 2019, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $26,793,281 at December 31, 2019 to $32,484,566 at December 31, 2020. Net Operating Losses created in years beginning after 2017 now only offset 80% of Taxable Income but no longer have a 20 year expiration. As such, NOL’s created after 2017 can be used to offset indefinite lived liabilities up to 80%.

At December 31, 2020, the Company has federal net operating loss carryforwards of approximately $118,799,856, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income. However, due to potential Section 382 limitations (discussed in further detail below) a reserve has been set up for the Pelican Therapeutics NOL of $(2,416,776). The federal net operating loss carryforwards begin to expire in 2029. The Company has various state net operating loss carryforwards totaling approximately $103,538,617 including $2,464,819 from Pelican Therapeutics, which are available to offset future state taxable income. State net operating losses begin to expire in 2024. The Company has various foreign net operating loss carryforwards of approximately $127,610. The foreign net operating loss carryforwards are carried forward indefinitely. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2020 and 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2020 and 2019, the Company had no such accruals

The Company files income tax returns in the United States, various state and foreign jurisdictions. The Company is subject to examination by taxing authorities for the tax years ended December 31, 2009 through 2019.

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

Due to the recent ownership changes, the Company is in the process of performing a study to determine whether a limitation of net operating losses and other attributes under IRC Sections 382 and 383 has occurred. The amount of NOL’s subject to this study are approximately $65 million. Since the study is still in-process, the deferred tax assets attributes subject to limitation are currently included in the consolidated financial statements, offset in full by a valuation allowance.  When the section 382 study is complete, the limited deferred tax assets and related valuation allowances will be written off.

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

The Company conducts its operations from leased facilities in Morrisville, North Carolina, San Antonio, Texas and New Brunswick, New Jersey, the leases for which will expire in 2027, 2023 and 2022. The leases are for general office space and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

On October 1, 2019, commencement date of our Morrisville, North Carolina lease, a right-of-use asset of $2.0 million and a liability of $1.4 million were recorded on our balance sheet. Total cash paid for operating leases during the year ended December 31, 2020 and 2019 was $0.3 million and $0.7 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate was 6.17% for the years ended December 31, 2020 and 2019.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s lease cost reflected in the accompanying Statements of Operations and Comprehensive loss as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease cost	$435,024	$191,737
Finance lease cost
Amortization of lease assets	114,201	5,210
Interest on lease liabilities	17,972	954
Total finance lease cost	$132,173	$6,164

The weighted average remaining lease term and incremental borrowing rate as of December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
Weighted average remaining lease term
Operating leases	5.9	years	7.0	years
Finance leases	2.0	years	3.0	years
Weighted average discount rate
Operating leases	6.49%		6.58%
Finance leases	6.17%		6.17%

Maturities of operating and finance lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$369,995	$120,684	$490,679
2022	360,839	155,694	516,533
2023	244,973	10,284	255,257
2024	231,503	-	231,503
2025	238,452	-	238,452
Thereafter	454,820	-	454,820
Total minimum lease payments	1,900,582	286,662	2,187,244
Less: imputed interest	(320,193)	(18,295)	(338,488)
Present value of lease liabilities	$1,580,389	$268,367	$1,848,756

Maturities of operating and finance lease liabilities as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases	Total
2020	$321,273	$58,980	$380,253
2021	330,032	58,980	389,012
2022	338,960	93,990	432,950
2023	244,973	-	244,973
2024	231,503	-	231,503
Thereafter	693,272	-	693,272
Total minimum lease payments	2,160,013	211,950	2,371,963
Less: imputed interest	(423,607)	(20,179)	(443,786)
Present value of lease liabilities	$1,736,406	$191,771	$1,928,177

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.        Related Party Transactions

The Company compensates its board members. Board members received cash compensation between approximately $61,500 and $221,000, for services rendered during 2020 and 2019. Board members also received equity compensation.

The Company owns 85% of the outstanding equity of Pelican, a related party as of the year ended December 31, 2020. See Note 4 about future milestone payments that may be paid to Participating Pelican Shareholders.

15.        Net Loss Per Share

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

For the years ended December 31, 2020 and 2019, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the Years Ended
	December 31,
	2020	2019
Net loss	$(26,381,389)	$(20,384,716)
Net loss - Non-controlling interest	(331,652)	(367,148)
Net loss attributable to Heat Biologics, Inc.	$(26,049,737)	$(20,017,568)

Weighted-average number of common shares used in net loss per share attributable to common stockholders —basic and diluted	15,982,568	4,754,542
Net loss per share attributable to Heat Biologics, Inc. —basic and diluted	$(1.63)	$(4.21)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	2020	2019
Outstanding stock options	1,480,139	437,603
Restricted stock subject to forfeiture and restricted stock units	241,828	183,796
Outstanding common stock warrants	758,939	1,290,103

16.        Subsequent Events

Subsequent to the year ended December 31, 2020, through the date these consolidated financial statements were issued, the Company has issued an additional 2,106,027 shares of common stock in “at-the-market” offerings under the 2017 Shelf and received $25.6 million of net proceeds.