Form 10-Q
period 2021-03-31
HEAT BIOLOGICS, INC.
filed 2021-05-05
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, there were 25,253,234 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021 (the “2020 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” ‘we” and “our” refer to Heat Biologics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets
Cash and cash equivalents	$31,156,747	$10,931,890
Short-term investments	100,899,984	100,842,438
Accounts receivable	103,232	177,239
Prepaid expenses and other current assets	1,718,364	1,842,620
Total Current Assets	133,878,327	113,794,187

Property and Equipment, net	967,582	676,262

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	1,452,338	1,452,338
Operating lease right-of-use asset	1,947,192	2,035,882
Finance lease right-of-use asset	217,469	247,194
Deposits	141,201	122,779
Total Other Assets	9,624,200	9,724,193

Total Assets	$144,470,109	$124,194,642

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$792,545	$1,051,764
Deferred revenue, current portion	93,529	603,717
Operating lease liability, current portion	285,927	278,753
Finance lease liability, current portion	109,757	108,127
Accrued expenses and other liabilities	1,764,385	1,614,534
Total Current Liabilities	3,046,143	3,656,895

Long Term Liabilities
Other long-term liabilities	43,754	36,243
Derivative warrant liability	42,481	33,779
Deferred tax liability	361,911	361,911
Deferred revenue, net of current portion	237,500	237,500
Operating lease liability, net of current portion	1,227,634	1,301,636
Financing lease liability, net of current portion	132,181	160,240
Contingent consideration, net of current portion	2,255,480	2,250,844
Contingent consideration, related party - net of current portion	663,035	661,671
Total Liabilities	8,010,119	8,700,719

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 and 250,000,000 shares authorized, 25,137,410 and 22,592,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5,027	4,519
Additional paid-in capital	275,618,780	247,048,349
Accumulated deficit	(138,179,663)	(130,647,485)
Accumulated other comprehensive loss	(147,788)	(166,056)
Total Stockholders' Equity - Heat Biologics, Inc.	137,296,356	116,239,327
Non-Controlling Interest	(836,366)	(745,404)
Total Stockholders' Equity	136,459,990	115,493,923

Total Liabilities and Stockholders' Equity	$144,470,109	$124,194,642

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Grant and contract revenue	$538,645	$901,880

Operating expenses:
Research and development	3,406,248	2,782,506
General and administrative	4,767,645	3,270,548
Change in fair value of contingent consideration	6,000	(27,000)
Total operating expenses	8,179,893	6,026,054

Loss from operations	(7,641,248)	(5,124,174)

Change in fair value of warrant liability	(8,702)	(977,710)
Investor relations expense	—	(66,767)
Interest income	195,165	52,710
Other expense, net	(168,355)	(257,479)
Total non-operating income (loss)	18,108	(1,249,246)

Net loss before income taxes	(7,623,140)	(6,373,420)
Income tax expense	—	—
Net loss	(7,623,140)	(6,373,420)
Net loss - non-controlling interest	(90,962)	(81,314)
Net loss attributable to Heat Biologics, Inc.	$(7,532,178)	$(6,292,106)

Net loss per share, basic and diluted	$(0.31)	$(0.77)

Weighted-average common shares outstanding, basic and diluted	24,199,916	8,183,154

Comprehensive loss:
Net loss	$(7,623,140)	$(6,373,420)
Unrealized gain on foreign currency translation	18,268	218,804
Total comprehensive loss	(7,604,872)	(6,154,616)
Comprehensive loss attributable to non-controlling interest	(90,962)	(81,314)
Comprehensive loss - Heat Biologics, Inc.	$(7,513,910)	$(6,073,302)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923
Issued under ATM, net of issuance costs	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	82	(82)	—	—	—	—
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock-based compensation	—	2,897,580	—	—	—	2,897,580
Issuance of restricted stock	3	(3)	—	—	—	—
Exercise of options	6	27,255	—	—	—	27,261
Cancellation and payout of fractional shares	(3)	3	—	—	—	—
Other comprehensive income	—	—	—	18,268	—	18,268
Net loss	—	—	(7,532,178)	—	(90,962)	(7,623,140)
Balance at March 31, 2021	$5,027	$275,618,780	$(138,179,663)	$(147,788)	$(836,366)	$136,459,990

	Three Months Ended March 31, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2019	$965	$118,179,635	$(104,597,748)	$(11,250)	$(413,752)	$13,157,850
January 2020 investment offering, net of underwriters discounts	571	4,105,577	—	—	—	4,106,148
Issued under ATM, net of issuance costs	371	11,427,864	—	—	—	11,428,235
Issuance of common stock from vesting of restricted stock awards	47	(47)	—	—	—	—
Stock issuance costs	—	(452,934)	—	—	—	(452,934)
Stock-based compensation	—	948,192	—	—	—	948,192
Exercise of warrants	214	2,724,395	—	—	—	2,724,609
Exchange of warrants	64	773,266	—	—	—	773,330
Other comprehensive income	—	—	—	218,804	—	218,804
Net loss	—	—	(6,292,106)	—	(81,314)	(6,373,420)
Balance at March 31, 2020	$2,232	$137,705,948	$(110,889,854)	$207,554	$(495,066)	$26,530,814

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(7,623,140)	$(6,373,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,803	67,599
Noncash lease expense	21,863	24,345
Noncash interest expense	3,743	4,412
Noncash investor relations expense	—	66,767
Stock-based compensation	2,897,580	948,192
Change in fair value of common stock warrants	8,702	977,710
Change in fair value of contingent consideration	6,000	(27,000)
Unrealized loss on investments	146,313	34,224
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	73,814	(110,054)
Prepaid expenses and other current assets	123,908	(120,946)
Accounts payable	(259,138)	(308,381)
Deferred revenue	(510,188)	(901,510)
Accrued expenses and other liabilities	169,665	(348,737)
Other long-term liabilities	7,511	14,216
Deposits	(18,422)	271,732
Net Cash Used in Operating Activities	(4,849,986)	(5,780,851)

Cash Flows from Investing Activities
Purchase of short-term investments	(38,202,476)	(26,384)
Sale of short-term investments	37,998,617	—
Purchase of property and equipment	(363,398)	(30,633)
Proceeds from disposal of property and equipment	—	2,168
Net Cash Used in Investing Activities	(567,257)	(54,849)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net of issuance costs	—	6,600,970
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	26,304,282	11,428,235
Proceeds from exercise of stock options	27,261	—
Stock issuance costs	(658,184)	(452,934)
Repayments on principal of finance lease	(30,171)	(24,798)
Net Cash Provided by Financing Activities	25,643,188	17,551,473

Effect of exchange rate changes on cash and cash equivalents	(1,088)	(16,884)

Net Change in Cash and Cash Equivalents	20,224,857	11,698,889

Cash and Cash Equivalents – Beginning of Period	10,931,890	9,039,887

Cash and Cash Equivalents – End of Period	$31,156,747	$20,738,776

Supplemental Disclosure for Cash Flow Information:
Tax obligation for employee share-based transaction in accrued liabilities	$93,030	$—
Finance lease right-of-use assets obtained with lease liabilities	$—	$173,822
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$160,250
Allocation of proceeds from public offering to warrant liabilities	$—	$2,494,823
Cashless exercise of warrants classified as liabilities	$—	$2,724,609
Cashless exchange of warrants classified as liabilities	$—	$773,330

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

The consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 are unaudited. The balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021 (the “2020 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (formerly Scorpion Biosciences, Inc), and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2021 and December 31, 2020, Heat held 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

On December 11, 2020, we effected a one-for-seven- reverse stock split. All per share numbers reflect the one-for seven reverse stock split.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $138.2 million as of March 31, 2021 and a net loss of approximately $7.6 million for the three months ended March 31, 2021 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. As of March 31, 2021, the Company had approximately $132.0 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures considering its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of the Company’s products, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The Company’s in human phase 1 trial of HS-130 was subject to an approximate 8 week enrollment pause in April and May 2020 due to lack of personal protection equipment (“PPE”) at a clinical site. The site ceased all non-critical/non-essential patient procedures until PPE supplies were available. Enrollment resumed at the end of the second quarter of 2020 and no delays in overall development milestones are expected for HS-130.

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

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as liability, were determined using the Monte Carlo simulation model, deemed to be an appropriate model due to the terms of the warrants issued.

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2021, the fair value of such warrants was $42,481, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

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

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. No impairment existed at March 31, 2021.

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

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the three months ended March 31, 2021, the Company incurred approximately $0.2 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the 2020 Annual Report and have not changed significantly since such filing.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistency of application by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of this new standard did not have a material impact on the Company.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Adoption of this new standard did not have a material impact on the Company.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning after December 15, 2023 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

As of March 31, 2021 and December 31, 2020, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended March 31, 2021 or 2020.

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

The following table presents quantitative information about the Black-Scholes inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	March 31, 2021		December 31, 2020
Current stock price	$7.28		$5.36
Estimated volatility of future stock price	126.04%		141.28%
Risk free interest rate	0.29%		0.17%
Contractual term	2.66	years	2.90	years

During the year ended December 31, 2020, 470,238 warrants were exchanged for 319,756 shares of common stock. As of March 31, 2021, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$100,899,984	$100,899,984	—	—
Liabilities:
Contingent consideration	$2,918,515	—	—	$2,918,515
Warrant liability	$42,481	—	—	$42,481

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$100,842,438	$100,842,438	—	—
Liabilities:
Contingent consideration	$2,912,515	—	—	$2,912,515
Warrant liability	$33,779	—	—	$33,779

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2021:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	6,000	8,702
Balance at March 31, 2021	$2,918,515	$42,481

The change in the fair value of the contingent consideration for the three months ended March 31, 2021 was primarily due to the increase in the estimated probability of achieving the secondary milestone, a change in discount rate and the passage of time on the fair value measurement. The change in fair value of the warrant liability for the three months ended March 31, 2021 was primarily due to increases in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of March 31, 2021:

As of March 31, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	8.07
		Probability of occurrence	2.7% to 68%

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of March 31, 2021 and December 31, 2020. Unrealized gains and losses on securities are reported in the statement of operations and comprehensive loss. Short-term investments at March 31, 2021 and December 31, 2020 consisted of mutual funds with fair values of $100.9 million and $100.8 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31,	December 31,
	2021	2020
Prepaid manufacturing expense	$209,510	$316,411
Prepaid insurance	346,921	612,293
Prepaid preclinical and clinical expenses	888,813	690,543
Other prepaid expenses and current assets	273,120	223,373
	$1,718,364	$1,842,620

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	March 31,	December 31,
	2021	2020
Lab equipment	$1,957,326	$1,607,238
Computers	84,368	71,058
Furniture and fixtures	64,523	64,523
Leasehold improvements	22,563	22,563
Total	2,128,780	1,765,382
Accumulated depreciation	(1,161,198)	(1,089,120)

Property and equipment, net	$967,582	$676,262

Depreciation expense was $72,078 and $42,572 for the three months ended March 31, 2021 and 2020, respectively.

7. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. No impairment was recorded during the quarters ended March 31, 2021 or 2020.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Accrued preclinical and clinical trial expenses	$1,086,202	$628,000
Accrued manufacturing expenses	15,000	175,089
Compensation and related benefits	225,095	209,600
Accrued franchise tax	55,000	172,500
Other expenses	383,088	429,345
	$1,764,385	$1,614,534

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

At-The-Market-Offering

From January 1, 2021 to March 31, 2021 the Company sold approximately 2,106,027 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $12.18 per share, raising aggregate net proceeds of $25,646,099 after deducting a commission up to 3%.

Common Stock Warrants

As of March 31, 2021, the Company has outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The following table summarizes the warrant activity of the Company’s common stock warrants.

Common Stock
Warrants
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, March 31, 2021	747,383

Equity Compensation Plans

The Company maintains various equity compensation plans with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. As of March 31, 2021, there were 1,075,317 shares remaining available for grant under these plans.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three months ended March 31, 2021, the Company recorded $2.9 million of stock-based compensation expense. For the three months ended March 31, 2020, the Company recorded $0.9 million of stock-based compensation expense. No compensation expense of employees with stock awards was capitalized during the three months ended March 31, 2021 and 2020.

Stock Options - Under the Plan, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the three months ended March 31, 2021 and 2020, the Company issued options that expire ten years from the date of grant.

Fair Value Determination – The Company has used the Black-Scholes option pricing model to determine fair value of our stock option awards on the date of grant. The Company will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2021 and 2020:

●	Volatility – The Company used an average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.

●	Forfeitures – As required by ASC 718, the Company reviews recent forfeitures and stock compensation expense. The Company accounts for forfeitures as they occur.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2021 and 2020:

	2021		2020
Dividend yield	—%		—%
Expected volatility	101.43%		89.61%
Risk-free interest rate	0.43%		0.86%
Expected lives (years)	5.5	years	5.9	years

Stock Option Activity - The weighted-average fair value of options granted during the three months ended March 31, 2021 and 2020, as determined under the Black-Scholes valuation model, was $4.36 and $2.94, respectively.

The following is a summary of the stock option activity for the three months ended March 31, 2021:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2020	1,480,139	$11.05	$1,353,504
Granted	329,901	5.67
Exercised	(69,270)	6.58	$55,679
Forfeited/Expired	(42,860)	14.13
Stock options outstanding at March 31, 2021	1,697,910	$10.11	$1,776,908	9	Years
Stock options exercisable at March 31, 2021	1,017,429	$13.08	$574,462	8.8	Years

Unrecognized compensation expense related to unvested stock options was $2.7 million as of March 31, 2021, which is expected to be recognized over a weighted-average period of 1.7 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plan, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the three months ended March 31, 2021:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2020	239,928	$4.02
Granted	426,372	5.67
Vested	(406,426)	5.15
Cancelled	—	—
Restricted stock at March 31, 2021	259,874	$4.96

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

The following is a summary of stock unit activity for the three months ended March 31, 2021:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2020	1,900	$26.60
Vested	(1,900)	26.60
Cancelled	—	—
RSUs at March 31, 2021	—	$—

10. Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2021. The first tranche of funding of $1.8 million was received in

May 2017, and a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized.

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

Through March 31, 2021, $13.6 million of grant funding received to date has been recognized as revenue.

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

For the quarters ended March 31, 2021 and 2020, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the Three Months Ended
	March 31,
	2021	2020
Net loss	$(7,623,140)	$(6,373,420)
Net loss - Non-controlling interest	(90,962)	(81,314)
Net loss attributable to Heat Biologics, Inc.	$(7,532,178)	$(6,292,106)

Weighted-average common shares outstanding, basic and diluted	24,199,916	8,183,154
Net loss per share, basic and diluted	$(0.31)	$(0.77)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three months ended March 31, 2021 and 2020 due to their anti-dilutive effect:

	2021	2020
Outstanding stock options	1,697,910	799,288
Restricted stock subject to forfeiture and restricted stock units	259,874	289,321
Outstanding common stock warrants	747,383	825,581

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of March 31, 2021, $1.0 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior & current year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2021, and December 31, 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2021, and December 31, 2020, the Company had no such accruals.

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

Total cash paid for operating leases during the three months ended March 31, 2021 was $0.09 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 6.17%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Operating lease cost	$113,555	$103,956
Finance lease cost
Amortization of lease assets	29,725	25,027
Interest on lease liabilities	3,743	4,412
Total finance lease cost	$33,468	$29,439

The weighted average remaining lease term and incremental borrowing rate as of March 31, 2021 were as follows:

Weighted average remaining lease term
Operating leases	6.0	years
Finance leases	1.7	years
Weighted average discount rate
Operating leases	6.47%
Finance leases	6.17%

Maturities of operating and finance lease liabilities as of March 31, 2021 were as follows:

	Operating Leases	Finance Leases	Total
2021 (excluding the three months ended March 31, 2021)	$278,302	$90,513	$368,815
2022	360,839	155,694	516,533
2023	244,973	10,284	255,257
2024	231,503	-	231,503
2025	238,452	-	238,452
2026	245,606	-	245,606
Thereafter	209,214	-	209,214
Total minimum lease payments	1,808,889	256,491	2,065,380
Less: imputed interest	(295,328)	(14,553)	(309,881)
Present value of lease liabilities	$1,513,561	$241,938	$1,755,499

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021 (the “2020 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2020 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed recruiting patients in our Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial, dosed twelve patients in our Phase 1 clinical trial of HS-130 and dosed ten patients in our Phase 1 clinical trial of PTX-35. We are also providing pre-clinical, CMC development, and administrative support for these operations; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

Our Clinical Programs

We have completed recruiting patients in our Phase 2 HS-110 non-small cell lung cancer (NSCLC) trial and are enrolling patients in our Phase 1 clinical trial of HS-130 in combination with HS-110 and in our Phase 1 clinical trial of PTX-35. We are also providing pre-clinical, CMC development, and administrative support for these efforts; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest.. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception and no revenue from product sales. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	complete the ongoing clinical trials of our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	seek to obtain regulatory approvals for our product candidates;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
●	operate as a public company

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

During the first quarter of 2020 we commenced preclinical testing of the vaccine under a sponsored research agreement and have continued development of a cell-based vaccine expressing gp96-Ig, OX40L-Ig and SARS-CoV-2 protein. In July 2020, we announced generation of proof-of-concept data demonstrating vaccine immunogenicity in relevant preclinical models, including expansion of human-HLA-restricted T-cells against immunodominant epitopes of SARS-CoV-2 spike protein. In August 2020, we reported preclinical data for our gp96-based COVID-19 vaccine generated at the University of Miami Miller School of Medicine, showing robust T cell mediated immune response directed against the spike protein of SARS-CoV-2. Also in August 2020, we announced publication of positive preclinical COVID-19 vaccine results, which included supporting data that our gp96-based COVID-19 vaccine induces systemic and tissue-specific (lung) memory CD8+ T cells and tissue-resident memory CD8+ T cells. On January 19, 2021 we announced we transferred our gp96-based COVID-19 vaccine cell line ("ZVX-60") to Waisman Biomanufacturing to initiate the manufacturing process for ZVX-60, which is being developed for use as either a standalone vaccine, or in combination with other vaccines, to enhance prophylactic protection against COVID-19.

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

Recent Developments

On February 9, 2021, we announced positive interim data from the Phase 2 trial. Substantial survival benefit was observed in a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (Cohort A, N = 47). A median progression free survival (PFS) of 1.8 months and a median overall survival (OS) of 24.6 months was observed with a median follow-up time of 19.4 months. The one-year survival rate of Cohort A is 61.7%. The median OS data was 12.2 months and the 1-year survival rate was 50.7% in previously treated, advanced NSCLC patients who received nivolumab as a single agent, according to published data of the BMS CheckMate 057 study. For NSCLC patients who had previously been treated with a checkpoint inhibitor and whose disease had subsequently progressed (Cohort B, N = 68), a median PFS of 2.8 months and median OS of 11.9 months was observed with a median follow-up time of 11.9 months. Published data from other studies reported median OS of 6.8 to 9.0 months for NSCLC patients treated with chemotherapies after PD-(L)1 progression. As of this data cut, 30% of the patients in Cohort A and 26% of the patients in Cohort B were still alive. HS-110 has a favorable safety profile and has been administered in approximately 200 patients to date. As of this data cut, there have been no treatment-related serious adverse reactions. A review of immune-related adverse events reported in the study raised no safety concerns. The data to date demonstrate that the combination of HS-110 and nivolumab is well-tolerated.

On April 12, 2021, we announced new preclinical data on PTX-35, demonstrating decreased regulatory T cell (Treg) activity and delayed tumor progression. In a B16F10 melanoma mouse model, PTX-35, in the presence of tumor antigen supplied by the Company’s HS-110 immunotherapy, resulted in decreased regulatory T cell suppression and enhanced T effector responses. These changes were associated with delayed tumor progression.

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

The notes to our consolidated financial statements contained herein and to our audited consolidated financial statements contained in our 2020 Annual Report contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

●	Revenue;
●	In-process R&D;
●	Goodwill impairment;
●	Income tax;
●	Contingent consideration;
●	Stock-based compensation;
●	Research and development costs, including clinical and regulatory cost; and
●	Recent accounting pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues. For the three months ended March 31, 2021 we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant and NIH grant. For the three months ended March 31, 2020, we recognized $0.9 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of March 31, 2021, we had short term deferred revenue of $0.09 million for CPRIT proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses was $3.4 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	March 31,
	2021	2020
Programs
HS-110	$0.3	$—
HS-130	0.1	0.2
PTX-35	0.6	0.8
COVID-19	0.4	—
Other programs	0.2	—
Unallocated research and development expenses	1.8	1.8
	$3.4	$2.8

●	HS-110 expense increased $0.3 million, reflecting the current-period mix of development activities, primarily due to increased costs associated our Phase 2 trial.
●	HS-130 expense was $0.1 million and included regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense decreased $0.2 million primarily due to decreased manufacturing costs.
●	COVID-19 program was $0.4 million and primarily represents sponsored research agreement costs.
●	Other programs include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.

●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $4.8 million and $3.3 million for the three months ended March 31, 2021 and 2020. The increase was primarily due to an increase of stock compensation expense of $1.9 million.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.006 million for the three months ended March 31, 2021, compared to $(0.03) million for the three months ended March 31, 2020. The change in the 2021 period primarily reflects the re-calculation of discounted cash flows for the passage of time and milestone achievement.

Total non-operating income (loss). Total non-operating income was $0.02 million for the three months ended March 31, 2021 which primarily consisted of ($0.01) million of changes in fair value related to warrants, $0.2 million of interest income, and ($0.2) million of unrealized losses on short-term investment balances. Total non-operating loss was ($1.2) million for the three months ended March 31, 2020 which primarily consisted of extinguishment expense and changes in fair value related to warrants of $1.0 million, foreign currency adjustments of $0.3 million and a decrease in interest income on cash and short-term investment balances of $0.1 million.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $7.5 million, or ($0.31) per basic and diluted share for the three months ended March 31, 2021 compared to a net loss of $6.3 million, or ($0.77) per basic and diluted share for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2020 we received net proceeds of approximately $114.4 million from sales of our common stock in at-the-market offerings. For the three months ended March 31, 2021 we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of March 31, 2021, we had an accumulated deficit of $138.2 million. We had net losses of $26.4 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively. We had net losses of $7.6 million and $6.4 million for the three months ended March 31, 2021 and 2020, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2021, we had approximately $132.0 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the three months ended March 31, 2021 was $4.8 million compared to $5.8 million during the same period in 2020. The decrease was primarily due to a increased net loss of $1.2 million, a decrease in change in fair value of common stock warrants of $1.0 million and deferred revenue of $0.4 million offset by an increase in stock based compensation expense of $1.9 million.

Investing activities. Net cash used in investing activities was $0.6 million during the three months ended March 31, 2021 compared to $0.05 million during the same period in 2020. The increase is from the net purchase of short-term investments of $0.2 million and lab equipment of $0.3 million.

Financing activities. Net cash provided by financing activities was $25.6 million during the three months ended March 31, 2021 compared to $17.6 million during the three months ended March 31, 2020. The increase was primarily due to net increased sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co. for $14.9 million, net of related stock issuance costs of $0.2 million, partially offset by a public offering of shares only occurring in 2020 of $6.6 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $138.2 million through March 31, 2021. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house  development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have identified a 20,441 square foot facility in San Antonio, TX to conduct such services and are currently negotiating lease terms. Our proposed expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. We estimate that the investment to build out the facility with labs, equipment, and staff will be approximately $26 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, and city and county tax abatement incentives which have been applied for with the City of San Antonio and Bexar County, respectively. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by second quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of April 28, 2021 we have spent $1.8 million on laboratory related manufacturing equipment.

We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects such as our planned development and manufacturing facility described above;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any; and
●	clinical laboratory development and testing.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2020 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2020 Annual Report.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

We have incurred net losses in each year since our inception, including net losses of $7.6 million and $6.4 million for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $138.2 million as of March 31, 2021. For the years ended December 31, 2020 and 2019, we incurred a net loss of $26.4 million and $20.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the three months ended March 31, 2021, our operating activities used net cash of approximately $4.8 million and as of March 31, 2021, our cash and cash equivalents and short-term investments were approximately $132.0 million. During the years ended December 31, 2020 and 2019, our operating activities used net cash of approximately $22.0 million and $12.8 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any of our product candidates in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products.

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

We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities , which may limit the ability of investors to make an informed investment decision.

We plan to expand our operations by operating a facility for the development of bioanalytics, process development and manufacturing activities. To date, we have limited experience manufacturing products for third parties and ourselves. Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will be successful in providing such services to ourselves or third parties. Although we plan to use our anticipated facility to service our internal manufacturing needs, we also intend to generate revenue to pay for the expenses we incur in operating the facility as well as the initial start-up expenses from third parties. Our ability to generate this revenue will depend, in part, on our ability to attract and maintain customers for our development, manufacturing and technology transfer services and on the amount of spent by the customers on such services. If our anticipated facility fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate the facility. Our bioanalytics, process development and manufacturing activities will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate its development and manufacturing facility and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On April 28, 2021, we had 25,253,234 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 28, 2021, the Company issued warrants to purchase a total of 31,000 shares of common stock at an exercise price of $5.78 per share to two consultants as consideration for investor relations services. The warrants are exercisable for a term of two years. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. The Company issued the warrants to “accredited investors” as defined in Rule 501(a) of the Securities Act and did not engage in a general solicitation or advertising with respect to the issuance of the warrants.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1

Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of March 20, 2013 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365)).

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of May 29, 2013 filed on May 30, 2013 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1/A with the Securities and Exchange Commission on May 30, 2013 (File No. 333-188365)).

3.3

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of July 13, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 17, 2017 (File No. 001-35994)).

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of January 18, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2018 (File No. 001-35994)).

3.5

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2019 (File No. 001-35994)).

3.6

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as os March 20, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on March 23, 2020 (File No. 001-35994)).

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of December 11, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020) File no. 001-35994).

4.1

Amendment No. 3 to the Rights Agreement dated as of March 8, 2021 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, and Amendment No. 2 thereto, dated March 10, 2020, by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference herein to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2021 (File No. 001-35994)).

10.1#

Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, dated as of January 4, 2021 (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994).

10.2#

Amendment to Offer Letter between Heat Biologics, Inc. and William Ostrander, dated as of  January 4, 2021 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994).

10.3

Form of Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994).

31.1*

Certification of Jeffrey Wolf, Principal Executive Officer, pursuant to Rule 13a 14(a) or15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of William Ostrander, Principal Financial Officer and Principal Accounting Officer, pursuant to Rule 13a 14(a) or15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

HEAT BIOLOGICS, INC.

Date: May 5, 2021	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)