Form 10-Q/A
period 2021-03-31
HEAT BIOLOGICS, INC.
filed 2021-05-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-Q/A

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of April 28, 2021, there were 25,253,234 shares of Common Stock, $0.0002 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Heat Biologics, Inc. (the “Company”) for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2021 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include a certain statement required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when previously filed. This Amendment contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications.

Except for the foregoing, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART II—OTHER INFORMATION

ITEM 6.   EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q/A (Amendment No. 1) are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
31.1*

Certification of Jeffrey Wolf, Principal Executive Officer, pursuant to Rule 13a-14(a) or15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of William Ostrander, Principal Financial Officer and Principal Accounting Officer, pursuant to Rule 13a-14(a) or15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEAT BIOLOGICS, INC.

Date: May 14, 2021	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)