Form 10-Q
period 2021-06-30
HEAT BIOLOGICS, INC.
filed 2021-08-11
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, there were 25,397,376 shares of Common Stock, $0.0002 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” “we” and “our” refer to Heat Biologics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets
Cash and cash equivalents	$21,567,287	$10,931,890
Short-term investments	100,964,986	100,842,438
Accounts receivable	102,593	177,239
Prepaid expenses and other current assets	2,124,419	1,842,620
Total Current Assets	124,759,285	113,794,187

Property and Equipment, net	4,146,111	676,262

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	1,452,338	1,452,338
Grant receivable	368,465	—
Operating lease right-of-use asset	1,857,309	2,035,882
Finance lease right-of-use asset	187,744	247,194
Deposits	152,267	122,779
Total Other Assets	9,884,123	9,724,193

Total Assets	$138,789,519	$124,194,642

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,180,965	$1,051,764
Deferred revenue, current portion	—	603,717
Operating lease liability, current portion	293,226	278,753
Finance lease liability, current portion	111,411	108,127
Accrued expenses and other liabilities	1,766,311	1,614,534
Total Current Liabilities	3,351,913	3,656,895

Long Term Liabilities
Other long-term liabilities	48,949	36,243
Derivative warrant liability	37,802	33,779
Deferred tax liability	361,911	361,911
Deferred revenue, net of current portion	237,500	237,500
Operating lease liability, net of current portion	1,151,886	1,301,636
Financing lease liability, net of current portion	103,700	160,240
Contingent consideration, net of current portion	2,336,626	2,250,844
Contingent consideration, related party - net of current portion	686,889	661,671
Total Liabilities	8,317,176	8,700,719

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 and 250,000,000 shares authorized, 25,137,502 and 22,592,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,027	4,519
Additional paid-in capital	276,225,048	247,048,349
Accumulated deficit	(144,722,860)	(130,647,485)
Accumulated other comprehensive loss	(121,127)	(166,056)
Total Stockholders' Equity - Heat Biologics, Inc.	131,386,088	116,239,327
Non-Controlling Interest	(913,745)	(745,404)
Total Stockholders' Equity	130,472,343	115,493,923

Total Liabilities and Stockholders' Equity	$138,789,519	$124,194,642

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Grant and contract revenue	$459,494	$593,165	$998,139	$1,495,045

Operating expenses:
Research and development	4,216,294	2,790,797	7,622,542	5,573,303
General and administrative	2,853,265	1,801,674	7,620,910	5,072,222
Change in fair value of contingent consideration	105,000	843,000	111,000	816,000
Total operating expenses	7,174,559	5,435,471	15,354,452	11,461,525

Loss from operations	(6,715,065)	(4,842,306)	(14,356,313)	(9,966,480)

Change in fair value of warrant liability	4,679	(24,363)	(4,023)	(1,002,073)
Investor relations expense	—	—	—	(66,767)
Interest income	176,798	56,080	371,963	108,790
Other (expense) income, net	(86,988)	273,771	(255,343)	16,292
Total non-operating income (loss)	94,489	305,488	112,597	(943,758)

Net loss before income taxes	(6,620,576)	(4,536,818)	(14,243,716)	(10,910,238)
Income tax expense	—	—	—	—
Net loss	(6,620,576)	(4,536,818)	(14,243,716)	(10,910,238)
Net loss - non-controlling interest	(77,379)	(82,388)	(168,341)	(163,702)
Net loss attributable to Heat Biologics, Inc.	$(6,543,197)	$(4,454,430)	$(14,075,375)	$(10,746,536)

Net loss per share, basic and diluted	$(0.26)	$(0.35)	$(0.57)	$(1.04)

Weighted-average common shares outstanding, basic and diluted	25,137,466	12,561,549	24,671,281	10,372,352

Comprehensive loss:
Net loss	$(6,620,576)	$(4,536,818)	$(14,243,716)	$(10,910,238)
Unrealized gain (loss) on foreign currency translation	26,661	(179,510)	44,929	39,294
Total comprehensive loss	(6,593,915)	(4,716,328)	(14,198,787)	(10,870,944)
Comprehensive loss attributable to non-controlling interest	(77,379)	(82,388)	(168,341)	(163,702)
Comprehensive loss - Heat Biologics, Inc.	$(6,516,536)	$(4,633,940)	$(14,030,446)	$(10,707,242)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at March 31, 2021	$5,027	$275,618,780	$(138,179,663)	$(147,788)	$(836,366)	$136,459,990
Stock-based compensation	—	606,268	—	—	—	606,268
Other comprehensive income	—	—	—	26,661	—	26,661
Net loss	—	—	(6,543,197)	—	(77,379)	(6,620,576)
Balance at June 30, 2021	$5,027	$276,225,048	$(144,722,860)	$(121,127)	$(913,745)	$130,472,343

	Six Months Ended June 30, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923
Issued under ATM, net of issuance costs	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	82	(82)	—	—	—	—
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock-based compensation	—	3,503,848	—	—	—	3,503,848
Issuance of restricted stock	3	(3)	—	—	—	—
Exercise of options	6	27,255	—	—	—	27,261
Cancellation and payout of fractional shares	(3)	3	—	—	—	—
Other comprehensive income	—	—	—	44,929	—	44,929
Net loss	—	—	(14,075,375)	—	(168,341)	(14,243,716)
Balance at June 30, 2021	$5,027	$276,225,048	$(144,722,860)	$(121,127)	$(913,745)	$130,472,343

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income (Loss)	Interest	Equity
Balance at March 31, 2020	$2,232	$137,705,948	$(110,889,854)	$207,554	$(495,066)	$26,530,814
Issued under ATM, net of issuance costs	911	25,569,507	—	—	—	25,570,418
Stock issuance costs	—	(639,826)	—	—	—	(639,826)
Stock-based compensation	—	373,008	—	—	—	373,008
Exercise of warrants	1	17,783	—	—	—	17,784
Other Comprehensive loss	—	—	—	(179,510)	—	(179,510)
Net loss	—	—	(4,454,430)	—	(82,388)	(4,536,818)
Balance at June 30, 2020	$3,144	$163,026,420	$(115,344,284)	$28,044	$(577,454)	$47,135,870

	Six Months Ended June 30, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2019	$965	$118,179,635	$(104,597,748)	$(11,250)	$(413,752)	$13,157,850
January 2020 investment offering, net of underwriters discounts	571	4,105,577	—	—	—	4,106,148
Issued under ATM, net of issuance costs	1,282	36,997,371	—	—	—	36,998,653
Issuance of common stock from vesting of restricted stock awards	47	(47)	—	—	—	—
Stock issuance costs	—	(1,092,760)	—	—	—	(1,092,760)
Stock-based compensation	—	1,321,200	—	—	—	1,321,200
Exercise of warrants	215	2,742,178	—	—	—	2,742,393
Exchange of warrants	64	773,266	—	—	—	773,330
Other comprehensive income	—	—	—	39,294	—	39,294
Net loss	—	—	(10,746,536)	—	(163,702)	(10,910,238)
Balance at June 30, 2020	$3,144	$163,026,420	$(115,344,284)	$28,044	$(577,454)	$47,135,870

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(14,243,716)	$(10,910,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,160	153,994
Noncash lease expense	43,295	48,259
Noncash interest expense	7,087	9,316
Noncash investor relations expense	—	66,767
Stock-based compensation	3,503,848	1,321,200
Change in fair value of common stock warrants	4,023	1,002,073
Change in fair value of contingent consideration	111,000	816,000
Unrealized loss (gain) on investments	202,384	(61,013)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	74,159	7,903
Grant receivable	(368,465)	—
Prepaid expenses and other current assets	(282,654)	(174,274)
Accounts payable	129,493	(719,787)
Deferred revenue	(603,717)	(1,494,395)
Accrued expenses and other liabilities	200,883	(435,338)
Other long-term liabilities	12,706	22,847
Deposits	(29,487)	271,732
Net Cash Used in Operating Activities	(11,002,001)	(10,074,954)

Cash Flows from Investing Activities
Purchase of short-term investments	(61,202,605)	(24,337,099)
Sale of short-term investments	60,877,673	3,799,995
Purchase of property and equipment	(3,647,559)	(211,401)
Proceeds from disposal of property and equipment	—	2,168
Net Cash Used in Investing Activities	(3,972,491)	(20,746,337)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net of issuance costs	—	6,600,970
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	26,304,282	36,998,653
Proceeds from exercise of stock options	27,261	—
Stock issuance costs	(658,184)	(1,092,760)
Proceeds from PPP loan	—	702,000
Repayment of PPP loan	—	(702,000)
Repayments on principal of finance lease	(60,342)	(54,969)
Net Cash Provided by Financing Activities	25,613,017	42,451,894

Effect of exchange rate changes on cash and cash equivalents	(3,128)	(2,249)

Net Change in Cash and Cash Equivalents	10,635,397	11,628,354

Cash and Cash Equivalents – Beginning of Period	10,931,890	9,039,887

Cash and Cash Equivalents – End of Period	$21,567,287	$20,668,241

Supplemental Disclosure for Cash Flow Information:
Finance lease right-of-use assets obtained with lease liabilities	$—	$173,822
Supplemental disclosure of non-cash investing and financing activities:
Allocation of proceeds from public offering to warrant liabilities	$—	$2,494,823
Cashless exercise of warrants classified as liabilities	$—	$2,742,393
Cashless exchange of warrants classified as liabilities	$—	$773,330

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

The consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 are unaudited. The balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021 (the “2020 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (formerly Scorpion Biosciences, Inc), and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2021 and December 31, 2020, Heat held 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

On December 11, 2020, we effected a one-for-seven- reverse stock split. All per share numbers reflect the one-for seven reverse stock split.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $144.7 million as of June 30, 2021 and a net loss of approximately $6.6 million and $14.2 million for the three and six months ended June 30, 2021 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. As of June 30, 2021, the Company had approximately $122.5 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures considering its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates or its manufacturing facility, uncertainty of market acceptance of the Company’s products or manufacturing capability or success of new business ventures, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of the Company’s products, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The Company’s in human phase 1 trial of HS-130 was subject to an approximate 8 week enrollment pause in April and May 2020 due to lack of personal protection equipment (“PPE”) at a clinical site. The site ceased all non-critical/non-essential patient procedures until PPE supplies were available. Enrollment resumed at the end of the second quarter of 2020 and no delays in overall development milestones are expected for the development of HS-130.

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

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2021, the fair value of such warrants was $37,802, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

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

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. No impairment existed at June 30, 2021.

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

Grants Receivable and Revenue Recognition

Effective January 1, 2019, the Company has adopted ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The Company’s primary source of revenue is grant revenue related to the CPRIT contract, which is being accounted for under ASC 958 as a conditional non-exchange contribution.

The CPRIT grant covers the periods from June 1, 2017 through November 30, 2021, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded, on a reimbursement basis, after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. Funds received are reflected in deferred revenue as a liability until revenue is earned. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable. Grant revenue is recognized when qualifying costs are incurred.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the three and six months ended June 30, 2021, the Company incurred approximately $0.0 million and $0.03 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consist primarily of the amount paid in advance for manufacturing activities, clinical trial support, equipment lease deposits and insurance.

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

Under the Pelican stock acquisition agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to certain directors of the Company which is presented separately on the balance sheet as contingent consideration, related party - net of current portion. On June 22, 2020, the Company achieved the first milestone when it dosed the first patient in the first Phase 1 clinical trial of PTX-35.

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

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant supports Pelican in developing PTX-35 through its current Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies.

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

As of June 30, 2021 and December 31, 2020, the fair values of cash, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended June 30, 2021 or 2020.

In January 2020, the Company issued warrants in connection with the public offering of common stock (the “January 2020 Warrants”). Pursuant to the terms of these warrants, the warrants were not considered indexed to the Company’s own stock and therefore are required to be measured at fair value and reported as a liability in the consolidated balance sheets. Additionally, upon the closing of the January 2020 offering, 479,595 outstanding warrants were evaluated for whether they were modified for accounting purposes and it was determined that they were required to be classified as a liability. The fair value of the warrant liability is based on the Monte Carlo methodology. The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded on our consolidated statement of operations and comprehensive loss. The valuation of the warrants is classified under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing its own data. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The following table presents quantitative information about the Black-Scholes inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	June 30, 2021		December 31, 2020
Current stock price	$6.73		$5.36
Estimated volatility of future stock price	130.30%		141.28%
Risk free interest rate	0.36%		0.17%
Contractual term	2.41	years	2.90	years

During the year ended December 31, 2020, 470,238 warrants were exchanged for 319,756 shares of common stock. As of June 30, 2021, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$100,964,986	$100,964,986	—	—
Liabilities:
Contingent consideration	$3,023,515	—	—	$3,023,515
Warrant liability	$37,802	—	—	$37,802

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$100,842,438	$100,842,438	—	—
Liabilities:
Contingent consideration	$2,912,515	—	—	$2,912,515
Warrant liability	$33,779	—	—	$33,779

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the six months ended June 30, 2021:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	111,000	4,023
Balance at June 30, 2021	$3,023,515	$37,802

The change in the fair value of the contingent consideration for the six months ended June 30, 2021 was primarily due to the increase in the estimated probability of achieving the secondary milestone, a change in discount rate and the passage of time on the fair value measurement. The change in fair value of the warrant liability for the six months ended June 30, 2021 was primarily due to increases in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of June 30, 2021:

As of June 30, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.31
		Probability of occurrence	2.7% to 68%

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of June 30, 2021 and December 31, 2020. Unrealized gains and losses on securities are reported in the statement of operations and comprehensive loss. Short-term investments at June 30, 2021 and December 31, 2020 consisted of mutual funds with fair values of $101.0 million and $100.8 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	June 30,	December 31,
	2021	2020
Prepaid manufacturing expense	$272,036	$316,411
Prepaid insurance	94,211	612,293
Prepaid preclinical and clinical expenses	1,535,651	690,543
Other prepaid expenses and current assets	222,521	223,373
	$2,124,419	$1,842,620

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from three to eight years. Construction-in-process primarily consists of equipment being built but not yet placed into service. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	June 30,	December 31,
	2021	2020
Lab equipment	$2,572,219	$1,607,238
Computers	85,071	71,058
Furniture and fixtures	66,106	64,523
Leasehold improvements	22,563	22,563
Construction-in-process	2,659,101	—
Total	5,405,060	1,765,382
Accumulated depreciation	(1,258,949)	(1,089,120)
Property and equipment, net	$4,146,111	$676,262

Depreciation expense was $105,632 and $177,710 for the three and six months ended June 30, 2021, respectively, and $56,670 and $99,242 for the three and six months ended June 30, 2020, respectively.

7. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. No impairment was recorded during the quarters ended June 30, 2021 or 2020.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accrued preclinical and clinical trial expenses	$873,042	$628,000
Accrued manufacturing expenses	167,915	175,089
Compensation and related benefits	190,053	209,600
Accrued franchise tax	100,000	172,500
Other expenses	435,301	429,345
	$1,766,311	$1,614,534

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

At-The-Market-Offering

From January 1, 2021 to June 30, 2021 the Company sold approximately 2,106.027 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $12.18 per share, raising aggregate net proceeds of $25,646,099 after deducting a commission up to 3%.

Common Stock Warrants

As of June 30, 2021, the Company has outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The following table summarizes the warrant activity of the Company’s common stock warrants.

Common Stock
Warrants
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, June 30, 2021	747,383

Equity Compensation Plans

The Company maintains various equity compensation plans with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. As of June 30, 2021, there were 1,098,657 shares remaining available for grant under these plans.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and six months ended June 30, 2021, the Company recorded $0.6 million and $3.5 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2020, the Company recorded $0.4 million and $1.3 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the three and six months ended June 30, 2021 and 2020.

Stock Options - Under the Plan, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the six months ended June 30, 2021 and 2020, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three and six months ended June 30, 2021 and 2020:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2021 and 2020:

	2021		2020
Dividend yield	—%		—%
Expected volatility	101.43%		89.61%
Risk-free interest rate	0.43%		0.86%
Expected lives (years)	5.5	years	5.9	years

Stock Option Activity - The weighted-average fair value of options granted during the six months ended June 30, 2021 and 2020, as determined under the Black-Scholes valuation model, was $4.36 and $2.94 per share, respectively.

The following is a summary of the stock option activity for the six months ended June 30, 2021:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2020	1,480,139	$11.05	$1,051,560
Granted	329,901	5.67
Exercised	(69,493)	6.57	$46,403
Forfeited/Expired	(66,743)	11.46
Stock options outstanding at June 30, 2021	1,673,804	$10.15	$1,271,169	8.8	Years
Stock options exercisable at June 30, 2021	1,044,221	$12.87	$481,213	8.5	Years

Unrecognized compensation expense related to unvested stock options was $2.4 million as of June 30, 2021, which is expected to be recognized over a weighted-average period of 1.5 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plan, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the six months ended June 30, 2021:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2020	239,928	$4.02
Granted	426,372	5.67
Vested	(406,426)	5.15
Cancelled	—	—
Restricted stock at June 30, 2021	259,874	$4.96

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

The following is a summary of stock unit activity for the six months ended June 30, 2021:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2020	1,900	$26.60
Vested	(1,900)	26.60
Cancelled	—	—
RSUs at June 30, 2021	—	$—

10. Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through November 30, 2021. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized.

The grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican was required to provide $7.6 million in matching funds over the life of the project. Upon commercialization of the product, the terms of the grant require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred.

Through June 30, 2021, $14.1 million of grant funding received to date has been recognized as revenue.

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

For the quarters ended June 30, 2021 and 2020, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(6,620,576)	$(4,536,818)	$(14,243,716)	$(10,910,238)
Net loss - Non-controlling interest	(77,379)	(82,388)	(168,341)	(163,702)
Net loss attributable to Heat Biologics, Inc.	$(6,543,197)	$(4,454,430)	$(14,075,375)	$(10,746,536)

Weighted-average common shares outstanding, basic and diluted	25,137,466	12,561,549	24,671,281	10,372,352
Net loss per share, basic and diluted	$(0.26)	$(0.35)	$(0.57)	$(1.04)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2021 and 2020 due to their anti-dilutive effect:

	2021	2020
Outstanding stock options	1,673,804	798,842
Restricted stock subject to forfeiture and restricted stock units	259,874	289,321
Outstanding common stock warrants	747,383	820,938

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of June 30, 2021, $1.0 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior & current year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2021, and December 31, 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of June 30, 2021, and December 31, 2020, the Company had no such accruals.

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

The Company conducts its operations from leased facilities in Morrisville, North Carolina, San Antonio, Texas and New Brunswick, New Jersey, the leases for which will expire in 2027, 2023 and 2022, respectively. The leases are for general office space and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of June 30, 2021, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.7 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

Total cash paid for operating leases during the three and six months ended June 30, 2021 was $0.09 million and $0.18 million respectively, and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 6.17%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating lease cost	$113,555	$227,111
Finance lease cost
Amortization of lease assets	29,725	59,450
Interest on lease liabilities	3,345	7,087
Total finance lease cost	$33,070	$66,537

The weighted average remaining lease term and incremental borrowing rate as of June 30, 2021 were as follows:

Weighted average remaining lease term
Operating leases	5.7	years
Finance leases	1.8	years
Weighted average discount rate
Operating leases	6.47%
Finance leases	6.00%

Maturities of operating and finance lease liabilities as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases	Total
2021 (excluding the six months ended June 30, 2021)	$186,181	$60,342	$246,523
2022	360,839	155,694	516,533
2023	244,973	10,284	255,257
2024	231,503	-	231,503
2025	238,452	-	238,452
2026	245,607	-	245,607
Thereafter	209,214	-	209,214
Total minimum lease payments	1,716,769	226,320	1,943,089
Less: imputed interest	(271,657)	(11,209)	(282,866)
Present value of lease liabilities	$1,445,112	$215,111	$1,660,223

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

OVERVIEW

We are a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines. Our allogeneic vaccine platform is based on secreted gp96 and designed to activate the immune system. This platform has broad applications in cancer and infectious disease. Our platform leverages a natural molecular warning system that presents antigens to the immune system. HS-110 (viagenpumatucel-L) is our first allogeneic (“off-the-shelf”) cell line biologic product candidate in a series of proprietary immunotherapies designed to stimulate a patient’s T cells to fight cancer. HS-130 is another allogeneic cell line engineered to express the extracellular domain of OX40 ligand as a fusion protein (OX40L-Fc). This biologic is a key costimulator of T cells, with potential to augment antigen-specific CD4+ and CD8+ T cell responses. We have initiated development of a new COVID-19 vaccine program under our Zolovax, Inc. subsidiary that utilizes our gp96 platform to chaperone SARS-CoV-2 antigens, eliciting an immune response against the spike glycoprotein. Our subsidiary Pelican Therapeutics, Inc. (“Pelican”), is developing PTX-35, a novel T cell co-stimulator agonist antibody targeting TNFRSF25.

These programs are designed to harness innate and/or antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed the following clinical milestones. We have completed patient enrollment for our HS-110 Phase 2 non-small cell lung cancer (NSCLC) clinical trial, enrolled and dosed fifteen patients in our HS-130 Phase 1 clinical trial and dosed twelve patients in our PTX-35 Phase 1a clinical trial.

We are also providing pre-clinical, CMC development, and administrative support for these programs; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As we advance our clinical programs, we are in close contact with our CROs and clinical sites to monitor the impact of COVID-19 on our studies, current timelines, and costs.

In an effort to decrease our dependence upon third party manufacturers and enhance efficiency, we are designing and building a cGMP facility in San Antonio, Texas for the development of bioanalytics, process development and manufacturing activities. We also expect to offer fee-for-service contracting to external customers after completion of the build out.

Our Clinical Programs

We completed patient enrollment in our HS-110 Phase 2 non-small cell lung cancer (NSCLC) clinical trial and continue to enroll patients in our HS-130 Phase 1 clinical trial  that combines HS-110 with HS-130 to drive immune surveillance. Our PTX-35 safety and dose escalation  Phase 1 clinical trial also continues to enroll patients.  We are also providing pre-clinical, CMC development, and administrative support for these efforts; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. We currently do not have any FDA approved products or sales and we have not generated any significant revenue since our inception nor revenue from product sales. We expect to continue to incur significant expenses and increased operating losses over the next several years. We anticipate that our expenses will increase substantially in the following areas:

●	ongoing clinical trials of our product candidates;
●	maintaining, expanding, and protecting our intellectual property portfolio;
●	gaining regulatory approvals for our product pipeline;
●	continued research and development efforts;
●	increased operational, financial, management information systems, and personnel - including personnel to support our product development and commercialization efforts; and
●	expenses incurred with operating as a public company.

About our gp96 Platform

Our gp96 platform is designed to activate and expand tumor antigen specific “killer” T cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform can become an essential component of the immuno-oncology regimen to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone.

We believe this is a highly differentiated approach as our platform delivers a broad range of tumor antigens that are previously unrecognized by the patient’s immune system. Tumor antigens are processed and chaperoned by a powerful and naturally occurring immune adjuvant, gp96, to activate an anti-cancer immune response. Our cancer vaccine therapeutics are replication incompetent, “off-the-shelf”, allogenic cell-based therapies that are locally administered into the skin. The treatment primes innate immune recognition and activates T cells to seek and destroy the cancer cells throughout the body. These gp96 agents can be administered with a variety of immuno-modulators to enhance a patient’s immune response through T cell activation.

Unlike many other “patient specific” or autologous immunotherapy approaches, our drug biotherapeutics are fully allogeneic, “off-the-shelf” products. This provides a means to quickly administer the biotherapeutic without the need to extract and expand blood or tumor tissue from individual patients or create individualized treatment based on the patient’s haplotype. Our gp96 product candidates are produced from allogeneic cell lines expressing tumor-specific proteins common among cancers. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistics, manufacturing efficiencies, and importantly, cost benefits, compared to “personalized” precision medicine approaches.

Our gp96 platform also delivers antigen-driven T cell activation and specific co-stimulation in a single product. The vaccine delivers both the gp96 heat shock protein and a T cell co-stimulatory fusion protein (OX40L) as a single therapeutic, without the need for multiple, independent biologic products. This dual approach has several potential advantages including: (a) enhanced activation of antigen-specific CD8+ T cells; (b) boosting the number of antigen-specific CD8+ and CD4+ T cells compared to OX40L alone; (c) stimulation of T cell memory function to remain effective after treatment, even in the event of cancer remission; (d) demonstration of less toxicity, as the source of cancer associated antigens and co-stimulator are supplied at the same time locally in the draining lymph nodes, which drives targeted, cancer specific immunity towards the tumor rather than throughout the body; and (e) simplification of combination cancer immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

An Allogenic Cell-Based Approach to Activating the Immune System

Our gp96 platform is an allogenic cell-based, T cell-stimulating platform that functions as an immune activator to stimulate and expand T effector cells. The key component of this innovative immunotherapy platform is the dual functionality of the gp96 heat shock protein.

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. When a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. This event becomes a Danger Associated Molecular Protein, or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context, gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate professional antigen presenting cells (APCs), such as dendritic cells that upregulate T cell costimulatory ligands, major histocompatibility (MHC) molecules and immune activating cytokines. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T cells. Thus, gp96 plays a central role driving mechanism of action for our T cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T cell immune response to attack the patient’s cancer cells.

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

During the first quarter of 2020, preclinical studies using a cell-based COVID-19 vaccine expressing gp96-Ig, OX40L-Ig, and the SARS-CoV-2 spike glycoprotein (ZVX-60) were started under a sponsored research agreement with the University of Miami Miller School of Medicine. In July 2020, we announced proof-of-concept data demonstrating effective vaccine immunogenicity in relevant preclinical models, including expansion of human-HLA-restricted T cells against immunodominant epitopes of SARS-CoV-2 spike glycoprotein. Data showed robust T cell mediated immune response directed against the spike protein of SARS-CoV-2. In August 2020, we announced publication of positive preclinical COVID-19 vaccine results, which included supporting data that our gp96-based COVID-19 vaccine induces systemic and tissue-specific (e.g. lung) memory CD8+ T cells and tissue-resident memory CD8+ T cells. These results were published in the peer-reviewed journal Frontiers in Immunology in January 2021. In January 2021, we communicated that Waisman Biomanufacturing was contracted to complete process development and manufacturing for ZVX-60. This COVID-19 vaccine is especially suited for immune compromised patients and is being developed for use as either a standalone, or in combination with other vaccines, to enhance prophylactic protection against COVID-19.

The strategy for this program includes providing prophylactic protection to elderly patients and those with underlying health conditions to drive cellular immune responses via CD8+ T cells, in addition to humoral B cell immune responses. We currently plan to seek grant funding for further development of this program however to date we have not received any grant funding.

About PTX-35

Pelican is focused on developing an agonist PTX-35 mAb, against a T cell costimulatory receptor, TNFRSF25. PTX-35 is designed to harness antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T cells, which are the class of long-lived T cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T cells, this agent represents a promising candidate as a T cell co-stimulator biotherapeutic in cancer patients.

When combined in preclinical studies with Heat Biologics HS-110 and HS-130 immunotherapies or anti-PD-1 checkpoint inhibitor, PTX-35 has been shown to enhance antigen specific T cell activation to eliminate tumor cells. Pelican is also developing other immune biologics that target TNFRSF25 modulators for various immunotherapy approaches.

Our Bioanalytics, Process Development and Manufacturing Activities

To promote efficiency and reduce our reliance on third-party CDMO vendors, we plan on building in-house bioanalytic, process development, and manufacturing capabilities to support our current biotherapeutics and discovery pipeline. Manufacturing will also be offered to third parties as a fee-for-service model. We have identified a 20,441 square foot facility in San Antonio, Texas to conduct such services and are currently negotiating lease terms. Our proposed expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party CDMO vendors as we advance our clinical trials and translate our research and development pipeline. We estimate that the investment to build out the facility with labs, equipment, and staff will be approximately $26 million.  Included in the $26 million is approximately $10 million that we expect to spend for lab equipment in the second half of 2021. This excludes federal new market tax credits, historical designation federal and state tax credits, as well as city and county tax abatement incentives which have been applied for with the City of San Antonio and Bexar County, respectively. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives are estimated at approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by second quarter of 2022, and we expect to fill production capacity by immediately transitioning our outsourced manufacturing and development to in-house. Fee-for-service contracting with be offered to external customers after completion of the build out. However, there can be no assurance that we will be successful in these new operations. As of August 9, 2021, $3.8 million has  been spent on laboratory related manufacturing equipment for the San Antonio Facility.

Recent Developments

On February 9, 2021, we announced positive interim data from our HS-110 Phase 2 trial. Substantial survival benefit was observed in a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (Cohort A, N = 47). A median progression free survival (PFS) of 1.8 months and a median overall survival (OS) of 24.6 months was observed with a median follow-up time of 19.4 months. The one-year survival rate of Cohort A is 61.7%. The median OS data was 12.2 months and the 1-year survival rate was 50.7% in previously treated, advanced NSCLC patients who received nivolumab as a single agent, according to published data of the BMS CheckMate 057 study. For NSCLC patients who had previously been treated with a checkpoint inhibitor and whose disease had subsequently progressed (Cohort B, N = 68), a median PFS of 2.8 months and median OS of 11.9 months was observed with a median follow-up time of 11.9 months. Published data from other studies reported median OS of 6.8 to 9.0 months for NSCLC patients treated with chemotherapies after PD-(L)1 progression. As of this data cut, 30% of the patients in Cohort A and 26% of the patients in Cohort B were still alive. HS-110 has a favorable safety profile and has been administered in approximately 200 patients to date. As of this data cut, there have been no treatment-related serious adverse reactions. A review of immune-related adverse events reported in the study raised no safety concerns. The data to date demonstrate that the combination of HS-110 and nivolumab is well-tolerated.

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

On May 20, 2021, we announced that an abstract entitled “Interim results of viagenpumatucel-L (HS-110) plus nivolumab in previously treated patients (pts) with advanced non-small cell lung cancer (NSCLC) in two treatment settings” (the “Abstract”) had been accepted for poster presentation at the 2021 ASCO Annual Meeting. In a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (cohort A, N = 47), we observed longer progression free survival (PFS) and overall survival (OS) in patients with injection site reactions (ISR) (hazard ratio [HR]=0.43, p=0.01; HR=0.23, p<0.001) and longer OS in patients with PD-L1 expression level ≥ 1% (HR 0.25, p=0.02). In patients who progressed after checkpoint inhibitor treatment (cohort B, N = 68), we observed longer OS in ISR+ patients (HR=0.48, p=0.03) and a trend toward extended OS in patients with baseline blood tumor mutational burden <10 mutations/ megabase

(HR=0.58, p=0.20). HS-110 treatment emergent adverse events (TEAEs) were reported in 21 (44.7%) patients in cohort A and 18 (26.5%) patients in cohort B. TEAEs reported in >5% of patients included fatigue, maculopapular rash, nausea, diarrhea, and pruritus. Few HS-110–related TEAEs led to discontinuation of treatment [cohort A, 5 (10.6%); cohort B, 3 (4.4%)], and no serious adverse events were considered related to HS-110 in this study.

On June 4, 2021, we presented a poster at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting entitled “Interim results of viagenpumatucel-L (HS-110) plus nivolumab in previously treated patients (pts) with advanced non-small cell lung cancer (NSCLC) in two treatment settings” (the “Poster”). In a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (Cohort A, N = 47), we observed median overall survival (mOS) of 24.6 months. In patients who progressed after checkpoint inhibitor treatment (Cohort B, N = 68), we observed mOS of 11.9 months. Multiple subset analyses including injection-site reaction (ISR) and tumor PD-L1 expression were performed.

●	Significantly longer mOS was observed in patients with ISR compared with those without such a reaction for both Cohorts A and B.
●	Extended survival benefit was observed in PD-L1 positive patients in Cohort A.
●	A trend of improved overall survival was observed in patients with low blood tumor mutation burden in Cohort B.

On June 23, 2021, we announced the expansion of our research and development facilities in Morrisville, North Carolina. The expansion will support the addition of enhanced research and development capabilities including in-house synthesis of antibodies and other drugs/reagents as well as an expanded vivarium for onsite pre-clinical studies.

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

The notes to our consolidated financial statements contained herein and to our audited consolidated financial statements contained in our 2020 Annual Report contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

●	Revenue;
●	In-process R&D;
●	Goodwill impairment;
●	Income tax;
●	Contingent consideration;
●	Stock-based compensation;
●	Research and development costs, including clinical and regulatory costs; and
●	Recent accounting pronouncements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenues. For the three months ended June 30, 2021 we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant. For the three months ended June 30, 2020, we recognized $0.6 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of June 30, 2021, we had a grant receivable balance of $0.4 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 50% to $4.2 million  for the three months ended June 30, 2021 compared to $2.8 million for the three months ended June 30, 2020. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	June 30,
	2021	2020
Programs
HS-110	$0.9	$0.4
HS-130	0.2	0.2
PTX-35	0.5	0.3
COVID-19	0.5	0.1
Other programs	—	0.1
Unallocated research and development expenses	2.1	1.7
	$4.2	$2.8

●	HS-110 expense increased $0.5 million, reflecting the current-period mix of development activities, primarily due to increased costs associated with our Phase 2 trial.
●	HS-130 expense was $0.2 million and included regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense increased $0.2 million primarily due to dosing of patients, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	COVID-19 program was $0.5 million and primarily represents sponsored research agreement costs and manufacturing costs.
●	Other programs include preclinical costs associated with our Zika program, T cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $2.9 million and $1.8 million for the three months ended June 30, 2021 and 2020. The increase was due to increased personnel costs of $0.2 million, increased stock-based compensation expense of $0.3 million, increase in franchise tax expense of $0.2 million, increase of D&O insurance of $0.1 million, and an increase of $0.3 million for consulting and other professional expenses to manage the business.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.1 million for the three months ended June 30, 2021, compared to $0.8 million for the three months ended June 30, 2020. The change in the 2021 period primarily reflects the increased timeline of the Phase 1a trial.

Total non-operating income (loss). Total non-operating income was $0.1 million for the three months ended June 30, 2021 which primarily consisted of $0.2 million of interest income, and ($0.1) million of unrealized losses on short-term investment balances. Total non-operating income was $0.3 million for the three months ended June 30, 2020 which primarily consisted of $0.3 million of unrealized gains on short-term investment balances.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $6.5 million, or ($0.26) per basic and diluted share for the three months ended June 30, 2021 compared to a net loss of $4.5 million, or ($0.35) per basic and diluted share for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenues. For the six months ended June 30, 2021, we recognized $1.0 million of grant revenue for qualified expenditures under the CPRIT grant and NIH grant. For the six months ended June 30, 2020, we recognized $1.5 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of June 30, 2021, we had a grant receivable balance of $0.4 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 35.7% to $7.6 million for the six months ended June 30, 2021 compared to $5.6 million for the six months ended June 30, 2020. The components of R&D expense are as follows, in millions:

	For the Six Months Ended
	June 30,
	2021	2020
Programs
HS-110	$1.2	$0.4
HS-130	0.3	0.4
PTX 35	1.1	1.1
COVID-19	0.9	0.1
Other programs	0.2	0.1
Unallocated research and development expenses	3.9	3.5
	$7.6	$5.6
●	HS-110 expense increased $0.8 million, reflecting the current-period mix of development activities, primarily due to increased costs associated with the transition of patients from active treatment into long-term follow-up, and increased manufacturing costs.
●	HS-130 expense decreased $0.1 million due to dosing of patients, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense was $1.1 million primarily consisting of manufacturing development and patient dosing.
●	COVID-19 program was initiated in Q1 2020 and primarily represents sponsored research agreement costs.
●	Other programs include preclinical costs associated with our Zika program, T cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $7.6 million and $5.1 million for the six months ended June 30, 2021 and 2020. The increase was primarily due to an increase in stock-based compensation expense of $2.2 million, an increase in D&O insurance premiums of $0.2 million, an increase in consulting expenses of $0.3 million, partially offset by a reduction of public company expenses of ($0.2) million.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.1 million for the six months ended June 30, 2021, compared to $0.8 million in the six months ended June 30, 2020. The change in the 2021 period primarily reflects the re-calculation of discounted cash flows for the passage of time and milestone achievement.

Total non-operating income (loss). Other income was $0.1 million for the six months ended June 30, 2021, compared to a loss of $(0.9) million for the six months ended June 30, 2020. The change of $1.0 million primarily consists of a decrease in extinguishment expense and changes in fair value related to warrants of ($1.0) million, and an increase in interest income on cash and short-term investment balances of $0.3 million and $(0.3) million of unrealized losses on short-term investment balances.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $14.1 million, or ($0.57) per basic and diluted share for the six months ended June 30, 2021 compared to a net loss of $10.7 million, or ($1.04) per basic and diluted share for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2020 we received net proceeds of approximately $114.4 million from sales of our common stock in at-the-market offerings. For the six months ended June 30, 2021 we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. We had no sales of our common stock in at-the-market offerings for the three months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $144.7 million. We had net losses of $26.4 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively. We had net losses of $14.2 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, the manufacturing facility that we intend to build in San Antonio, Texas and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2021, we had approximately $122.5 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash during the six months ended June 30, 2021 and 2020 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the six months ended June 30, 2021 was $11.0 million compared to $10.1 million during the same period in 2020.

The increase was primarily due to an increased net loss of $3.3 million, an increase in stock-based compensation of $2.2 million, and an increase in accounts payable and accrued expenses of $1.5 million offset by a decrease in change in fair value of warrants and contingent consideration of $1.7 million and a decrease in deferred revenue of $0.9 million.

Investing activities. Net cash used in investing activities was $4.0 million during the six months ended June 30, 2021 compared to $20.7 million during the same period in 2020. The decrease is from the change in net purchases of short-term investments of $20.2 million from 2021 to 2020, offset by change in purchases of property and equipment of $3.4 million.

Financing activities. Net cash provided by financing activities was $25.6 million during the six months ended June 30, 2021 compared to $42.5 million during the six months ended June 30, 2020. The decrease of $16.9 million was primarily due to net decreased sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co. for $10.7 million, net of the decrease in related stock issuance costs of $0.4 million, partially offset by a public offering of shares only occurring in 2020 of $6.6 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $144.7 million through June 30, 2021. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have identified a 20,441 square foot facility in San Antonio, TX to conduct such services and are currently negotiating lease terms. Our proposed expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. We estimate that the investment to build out the facility with labs, equipment, and staff will be approximately $26 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives which have been applied for with the City of San Antonio and Bexar County, respectively. Included in the $26 million is approximately $10 million that we expect to spend for lab equipment in the second half of 2021. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by second quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of August 9, 2021 we have spent $3.8 million on laboratory related manufacturing equipment for the San Antonio facility.

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

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects such as our planned development and manufacturing facility described above;

●	the cost we incur to build the facility for the development of bioanalytics, process development and manufacturing activities, the cost of the equipment required for such facility and the revenue derived from such facility
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any; and
●	clinical laboratory development and testing.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception, including net losses of $14.2 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $144.7 million as of June 30, 2021. For the years ended December 31, 2020 and 2019, we incurred a net loss of $26.4 million and $20.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	continue to undertake preclinical development and conduct clinical trials for product candidates;
●	seek regulatory approvals for product candidates;
●	implement additional internal systems and infrastructure;
●	build a facility for the development of bioanalytics, process development and manufacturing activities; and

●	hire additional personnel.

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

During the six months ended June 30, 2021, our operating activities used net cash of approximately $11.0 million and as of June 30, 2021, our cash and cash equivalents and short-term investments were approximately $122.5 million. During the years ended December 31, 2020 and 2019, our operating activities used net cash of approximately $22.0 million and $12.8 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any of our product candidates in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products.

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

We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities, which may limit the ability of investors to make an informed investment decision.

We plan to expand our operations by operating a facility for the development of bioanalytics, process development and manufacturing activities. To date, we have limited experience manufacturing products for third parties and ourselves. Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will be successful in providing such services to ourselves or third parties. Although we plan to use our anticipated facility to service our internal manufacturing needs, we also intend to generate revenue to pay for the expenses we incur in operating the facility as well as the initial start-up expenses from third parties. Our ability to generate this revenue will depend, in part, on our ability to attract and maintain customers for our development, manufacturing and technology transfer services and on the amount of spent by the customers on such services. If our anticipated facility fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate the facility. Our bioanalytics, process development and manufacturing activities will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facility and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On August 9, 2021, we had 25,397,376 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not have any sales of unregistered securities during the quarter ended June 30, 2021 that were not previously disclosed in our Current report on Form 8-K.

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

3.6

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of March 20, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on March 23, 2020 (File No. 001-35994)).

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of December 11, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020) File no. 001-35994).

10.1

Lease between Durham Keystone Tech 7, LLC and Heat Biologics, Inc. dated June 19, 2021((incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021 (File No. 001-35994)).

10.2*	License Agreement (UM-97-14) between University of Miami and Heat Biologics, Inc. dated July 11, 2008.
10.3*	License Agreement (UMD-107)between University of Miami and Heat Biologics 1, Inc. dated February 18, 2011.
10.4*	License Agreement (UMSS114A) between University of Miami and Heat Biologics 1, Inc. dated February 18, 2011.
10.5*	License Agreement between University of Miami and Zolovax, Inc. dated October 24, 2016.
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

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEAT BIOLOGICS, INC.

Date: August 11, 2021	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)