Form 10-Q
period 2021-09-30
HEAT BIOLOGICS, INC.
filed 2021-11-10
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 25,403,519 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021 (the “2020 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Heat Biologics,” “the Company,” “we” and “our” refer to Heat Biologics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Current Assets
Cash and cash equivalents	$7,882,412	$10,931,890
Short-term investments	101,032,250	100,842,438
Accounts receivable	71,420	177,239
Prepaid expenses and other current assets	2,845,226	1,842,620
Total Current Assets	111,831,308	113,794,187

Property and Equipment, net	1,766,898	676,262

Other Assets
In-process R&D	5,866,000	5,866,000
Goodwill	1,452,338	1,452,338
Grant receivable	870,032	—
Operating lease right-of-use asset	1,885,681	2,035,882
Finance lease right-of-use asset	533,561	247,194
Other assets	8,199,850	—
Deposits	249,557	122,779
Total Other Assets	19,057,019	9,724,193

Total Assets	$132,655,225	$124,194,642

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,065,663	$1,051,764
Deferred revenue, current portion	—	603,717
Operating lease liability, current portion	341,977	278,753
Finance lease liability, current portion	222,313	108,127
Accrued expenses and other liabilities	1,660,288	1,614,534
Total Current Liabilities	3,290,241	3,656,895

Long Term Liabilities
Other long-term liabilities	50,511	36,243
Derivative warrant liability	30,971	33,779
Deferred tax liability	361,911	361,911
Deferred revenue, net of current portion	237,500	237,500
Operating lease liability, net of current portion	1,152,008	1,301,636
Financing lease liability, net of current portion	348,128	160,240
Contingent consideration	2,564,608	2,250,844
Contingent consideration, related party	753,907	661,671
Total Liabilities	8,789,785	8,700,719

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 and 250,000,000 shares authorized, 25,143,315 and 22,592,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5,028	4,519
Additional paid-in capital	277,097,787	247,048,349
Accumulated deficit	(152,155,580)	(130,647,485)
Accumulated other comprehensive loss	(52,545)	(166,056)
Total Stockholders' Equity - Heat Biologics, Inc.	124,894,690	116,239,327
Non-Controlling Interest	(1,029,250)	(745,404)
Total Stockholders' Equity	123,865,440	115,493,923

Total Liabilities and Stockholders' Equity	$132,655,225	$124,194,642

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Grant and contract revenue	$501,567	$849,732	$1,499,706	$2,344,777

Operating expenses:
Research and development	4,381,542	3,172,663	12,004,084	8,745,966
General and administrative	3,390,093	6,579,193	11,011,003	11,651,415
Change in fair value of contingent consideration	295,000	229,000	406,000	1,045,000
Total operating expenses	8,066,635	9,980,856	23,421,087	21,442,381

Loss from operations	(7,565,068)	(9,131,124)	(21,921,381)	(19,097,604)

Change in fair value of warrant liability	6,831	(37,230)	2,808	(1,039,303)
Investor relations expense	—	—	—	(66,767)
Interest income	195,344	140,614	567,307	249,404
Other (expense) income, net	(185,332)	111,307	(440,675)	127,599
Total non-operating income (loss)	16,843	214,691	129,440	(729,067)

Net loss before income taxes	(7,548,225)	(8,916,433)	(21,791,941)	(19,826,671)
Income tax expense	—	—	—	—
Net loss	(7,548,225)	(8,916,433)	(21,791,941)	(19,826,671)
Net loss - non-controlling interest	(115,505)	(64,824)	(283,846)	(228,526)
Net loss attributable to Heat Biologics, Inc.	$(7,432,720)	$(8,851,609)	$(21,508,095)	$(19,598,145)

Net loss per share, basic and diluted	$(0.30)	$(0.43)	$(0.87)	$(1.42)

Weighted-average common shares outstanding, basic and diluted	25,137,628	20,532,696	24,828,438	13,783,039

Comprehensive loss:
Net loss	$(7,548,225)	$(8,916,433)	$(21,791,941)	$(19,826,671)
Unrealized gain (loss) on foreign currency translation	68,582	(63,954)	113,511	(24,660)
Total comprehensive loss	(7,479,643)	(8,980,387)	(21,678,430)	(19,851,331)
Comprehensive loss attributable to non-controlling interest	(115,505)	(64,824)	(283,846)	(228,526)
Comprehensive loss - Heat Biologics, Inc.	$(7,364,138)	$(8,915,563)	$(21,394,584)	$(19,622,805)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at June 30, 2021	$5,027	$276,225,048	$(144,722,860)	$(121,127)	$(913,745)	$130,472,343
Issuance of common stock from vesting of restricted stock awards	1	(1)	—	—	—	—
Stock-based compensation	—	872,740	—	—	—	872,740
Other comprehensive income	—	—	—	68,582	—	68,582
Net loss	—	—	(7,432,720)	—	(115,505)	(7,548,225)
Balance at September 30, 2021	$5,028	$277,097,787	$(152,155,580)	$(52,545)	$(1,029,250)	$123,865,440

	Nine Months Ended September 30, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923
Issuance of common stock under ATM, net of issuance costs	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	83	(83)	—	—	—	—
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock-based compensation	—	4,376,588	—	—	—	4,376,588
Issuance of restricted stock	3	(3)	—	—	—	—
Exercise of options	6	27,255	—	—	—	27,261
Cancellation and payout of fractional shares	(3)	3	—	—	—	—
Other comprehensive income	—	—	—	113,511	—	113,511
Net loss	—	—	(21,508,095)	—	(283,846)	(21,791,941)
Balance at September 30, 2021	$5,028	$277,097,787	$(152,155,580)	$(52,545)	$(1,029,250)	$123,865,440

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income (Loss)	Interest	Equity
Balance at June 30, 2020	$3,144	$163,026,420	$(115,344,284)	$28,044	$(577,454)	$47,135,870
Issuance of common stock under ATM, net of issuance costs	1,330	79,296,779	—	—	—	79,298,109
Stock issuance costs	—	(1,984,155)	—	—	—	(1,984,155)
Stock-based compensation	—	4,728,894	—	—	—	4,728,894
Exercise of warrants	12	699,917	—	—	—	699,929
Other Comprehensive loss	—	—	—	(63,954)	—	(63,954)
Net loss	—	—	(8,851,609)	—	(64,824)	(8,916,433)
Balance at September 30, 2020	$4,486	$245,767,855	$(124,195,893)	$(35,910)	$(642,278)	$120,898,260

	Nine Months Ended September 30, 2020
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	$965	$118,179,635	$(104,597,748)	$(11,250)	$(413,752)	$13,157,850
January 2020 investment offering, net of underwriters discounts	571	4,105,577	—	—	—	4,106,148
Issuance of common stock under ATM, net of issuance costs	2,612	116,294,150	—	—	—	116,296,762
Issuance of common stock from vesting of restricted stock awards	47	(47)	—	—	—	—
Stock issuance costs	—	(3,076,915)	—	—	—	(3,076,915)
Stock-based compensation	—	6,050,094	—	—	—	6,050,094
Exercise of warrants	227	3,442,095	—	—	—	3,442,322
Exchange of warrants	64	773,266	—	—	—	773,330
Other comprehensive income	—	—	—	(24,660)	—	(24,660)
Net loss	—	—	(19,598,145)	—	(228,526)	(19,826,671)
Balance at September 30, 2020	$4,486	$245,767,855	$(124,195,893)	$(35,910)	$(642,278)	$120,898,260

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(21,791,941)	$(19,826,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415,270	242,623
Noncash lease expense	63,797	73,524
Noncash interest expense	14,900	13,838
Noncash investor relations expense	—	66,767
Stock-based compensation	4,376,588	6,050,094
Change in fair value of common stock warrants	(2,808)	1,039,303
Change in fair value of contingent consideration	406,000	1,045,000
Unrealized loss (gain) on investments	278,172	(47,923)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	104,598	(173,447)
Prepaid expenses and other current assets	(1,029,581)	(1,199,730)
Grant receivable	(870,032)	—
Other assets	(8,199,850)	—
Accounts payable	14,766	(748,410)
Accrued expenses and other liabilities	197,428	(201,199)
Deferred revenue	(603,717)	(2,203,838)
Other long-term liabilities	14,268	26,331
Deposits	(126,778)	265,132
Net Cash Used in Operating Activities	(26,738,920)	(15,578,606)

Cash Flows from Investing Activities
Purchase of short-term investments	(66,665,908)	(95,034,396)
Sale of short-term investments	66,197,924	8,295,222
Purchase of property and equipment	(1,383,596)	(321,301)
Proceeds from disposal of property and equipment	—	2,168
Net Cash Used in Investing Activities	(1,851,580)	(87,058,307)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net of issuance costs	—	6,600,970
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	26,304,282	116,296,762
Proceeds from exercise of stock options	27,261	—
Proceeds from the exercise of warrants	—	675,675
Stock issuance costs	(658,184)	(3,076,915)
Payment of contingent consideration	—	(2,005,000)
Proceeds from PPP loan	—	702,000
Repayment of PPP loan	—	(702,000)
Repayments on principal of finance lease	(121,503)	(85,140)
Net Cash Provided by Financing Activities	25,551,856	118,406,352

Effect of exchange rate changes on cash and cash equivalents	(10,834)	(1,243)

Net Change in Cash and Cash Equivalents	(3,049,478)	15,768,196

Cash and Cash Equivalents – Beginning of Period	10,931,890	9,039,887

Cash and Cash Equivalents – End of Period	$7,882,412	$24,808,083

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained on operating lease commencements	$88,596	$75,244
Right-of-use assets obtained on operating lease modifications	$37,767	$—
Right-of-use assets obtained on financing lease commencements	$408,677	$173,822
Supplemental disclosure of non-cash investing and financing activities:
Allocation of proceeds from public offering to warrant liabilities	$—	$2,494,823
Cashless exercise of warrants classified as liabilities	$—	$2,766,647
Cashless exchange of warrants classified as liabilities	$—	$773,330

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.

The consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021 (the “2020 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 include the accounts of Heat Biologics, Inc. (“the Company”), and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (formerly Scorpion Biosciences, Inc), Blackhawk Bio, Inc, and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2021 and December 31, 2020, Heat held 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

On December 11, 2020, we effected a one-for-seven- reverse stock split. All per share numbers reflect the one-for seven reverse stock split.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $152.2 million as of September 30, 2021 and a net loss of approximately $7.5 million and $21.8 million for the three and nine months ended September 30, 2021 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates, builds its in-house bioanalytic, process development and manufacturing facility and expands its infectious disease/biological threat program. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. As of September 30, 2021, the Company had approximately $108.9 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures considering its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

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

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2021, the fair value of such warrants was $30,971, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

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

Goodwill and In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. No impairment existed at September 30, 2021.

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

Deferred Revenue

Deferred revenue is comprised of grant funds received from an economic development grant agreement with the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we will provide the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. Our obligations under the agreement include meeting certain employment levels for a period of not less than seven years commencing on or before December 31, 2017 and establishing Pelican’s corporate headquarters in San Antonio. The Economic Development Grant funds will be recognized as income upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas.

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

The CPRIT grant covers the periods from June 1, 2017 through May 31, 2022, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded, on a reimbursement basis, after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the three and nine months ended September 30, 2021, the Company incurred approximately $0.0 million and $0.03 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. For the three and nine months ended September 30, 2020, no revenue was recognized.

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

The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended September 30, 2021 or 2020.

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

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	September 30, 2021		December 31, 2020
Current stock price	$5.95		$5.36
Estimated volatility of future stock price	132.73%		141.28%
Risk free interest rate	0.41%		0.17%
Contractual term	2.16	years	2.90	years

During the year ended December 31, 2020, 470,238 warrants were exchanged for 319,756 shares of common stock. As of September 30, 2021, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$101,032,250	$101,032,250	—	—
Liabilities:
Contingent consideration	$3,318,515	—	—	$3,318,515
Warrant liability	$30,971	—	—	$30,971

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$100,842,438	$100,842,438	—	—
Liabilities:
Contingent consideration	$2,912,515	—	—	$2,912,515
Warrant liability	$33,779	—	—	$33,779

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2021:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	406,000	(2,808)
Balance at September 30, 2021	$3,318,515	$30,971

The change in the fair value of the contingent consideration for the nine months ended September 30, 2021 was primarily due to the increase in the estimated probability of achieving the secondary milestone, a change in discount rate and the passage of time on the fair value measurement. The change in fair value of the warrant liability for the nine months ended September 30, 2021 was primarily due to increase in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of September 30, 2021:

As of September 30, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.52
		Probability of occurrence	4.9% to 55%

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of September 30, 2021 and December 31, 2020. Unrealized gains and losses on securities are reported in the other (expense) income line item on the statement of operations and comprehensive loss. Short-term investments at September 30, 2021 and December 31, 2020 consisted of mutual funds with fair values of $101.0 million and $100.8 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30,	December 31,
	2021	2020
Prepaid manufacturing expense	$—	$316,411
Prepaid insurance	872,826	612,293
Prepaid preclinical and clinical expenses	1,748,806	690,543
Other prepaid expenses and current assets	223,594	223,373
	$2,845,226	$1,842,620

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	September 30,	December 31,
	2021	2020
Lab equipment	$2,800,198	$1,607,238
Computers	85,071	71,058
Furniture and fixtures	66,106	64,523
Leasehold improvements	22,563	22,563
Construction-in-process	167,160	—
Total	3,141,098	1,765,382
Accumulated depreciation	(1,374,200)	(1,089,120)
Property and equipment, net	$1,766,898	$676,262

Depreciation expense was $115,251 and $292,960 for the three and nine months ended September 30, 2021, respectively, and $58,853 and $158,095 for the three and nine months ended September 30, 2020, respectively.

7. Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 2. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. No impairment was recorded during the quarters ended September 30, 2021 or 2020.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accrued preclinical and clinical trial expenses	$529,482	$628,000
Accrued manufacturing expenses	174,174	175,089
Compensation and related benefits	458,914	209,600
Accrued franchise tax	147,500	172,500
Other expenses	350,218	429,345
	$1,660,288	$1,614,534

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

At-The-Market-Offering

From January 1, 2021 to September 30, 2021 the Company sold 2,106,027 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $12.18 per share, raising aggregate net proceeds of $25,646,099 after deducting a commission up to 3%.

Common Stock Warrants

As of September 30, 2021, the Company has outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The following table summarizes the warrant activity of the Company’s common stock warrants.

Common Stock
Warrants
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, September 30, 2021	747,383

Equity Compensation Plans

The Company maintains various equity compensation plans with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. In addition, at its 2021 Annual Meeting for Stockholders, the stockholders approved the Company’s  2021 Subsidiaries Stock Incentive Plan (the “SSIP”) which allows for the grant of equity interests in subsidiaries of the Company including Skunkworx Bio, Inc. (“SkunkWorx”), Scorpion Biological Services, Inc. (“Scorpion”), Abacus Biotech, Inc. (“Abacus”), Blackhawk Bio, Inc. (“Blackhawk”) and other newly formed subsidiaries of the Company that adopt the SSIP by resolution of their Board of Directors. On August 2, 2021 the Board of Directors, the Compensation Committee and the Board of Directors of Skunkworx, Scorpion, Abacus and Blackhawk granted to Jeff Wolf an option under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpion, Abacus and Blackhawk, respectively, representing beneficial ownership of approximately 5.0% of the outstanding shares of common stock of each of Skunkworx, Scorpion, Abacus and Blackhawk, respectively.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and nine months ended September 30, 2021, the Company recorded $0.9 million and $4.4 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2020, the Company recorded $4.7 million and $6.1 million of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the three and nine months ended September 30, 2021 and 2020.

Stock Options - Under the Plan, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the nine months ended September 30, 2021 and 2020, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2021 and 2020:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2021 and 2020:

	2021		2020
Dividend yield	—%		—%
Expected volatility	102.15%		96.26%
Risk-free interest rate	0.67%		0.52%
Expected lives (years)	5.6	years	5.4	years

Stock Option Activity - The weighted-average fair value of options granted during the nine months ended September 30, 2021 and 2020, as determined under the Black-Scholes valuation model, was $4.41 and $6.30 per share, respectively.

The following is a summary of the stock option activity for the nine months ended September 30, 2021:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2020	1,480,139	$11.05	$628,169
Granted	604,094	5.69
Exercised	(69,493)	6.57	$32,274
Forfeited/Expired	(124,566)	8.93
Stock options outstanding at September 30, 2021	1,890,174	$9.64	$817,628	8.7	Years
Stock options exercisable at September 30, 2021	1,089,062	$12.59	$266,618	8.4	Years

Unrecognized compensation expense related to unvested stock options was $2.9 million as of September 30, 2021, which is expected to be recognized over a weighted-average period of 1.4 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plan, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the nine months ended September 30, 2021:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2020	239,928	$4.02
Granted	432,185	5.68
Vested	(412,239)	5.16
Cancelled	—	—
Restricted stock at September 30, 2021	259,874	$4.96

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

The following is a summary of stock unit activity for the nine months ended September 30, 2021:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2020	1,900	$26.60
Vested	(1,900)	26.60
Cancelled	—	—
RSUs at September 30, 2021	—	$—

10. Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2022. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized.

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

Through September 30, 2021, $14.6 million of grant funding has been recognized as revenue.

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

For the quarters ended September 30, 2021 and 2020, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(7,548,225)	$(8,916,433)	$(21,791,941)	$(19,826,671)
Net loss - Non-controlling interest	(115,505)	(64,824)	(283,846)	(228,526)
Net loss attributable to Heat Biologics, Inc.	$(7,432,720)	$(8,851,609)	$(21,508,095)	$(19,598,145)

Weighted-average common shares outstanding, basic and diluted	25,137,628	20,532,696	24,828,438	13,783,039
Net loss per share, basic and diluted	$(0.30)	$(0.43)	$(0.87)	$(1.42)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2021 and 2020 due to their anti-dilutive effect:

	2021	2020
Outstanding stock options	1,890,174	1,308,124
Restricted stock subject to forfeiture and restricted stock units	259,874	289,316
Outstanding common stock warrants	747,383	819,866

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 30, 2021, $1.0 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2021, and December 31, 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of September 30, 2021, and December 31, 2020, the Company had no such accruals.

At September 30, 2021, the Company has federal net operating loss carryforwards of approximately $135,214,763, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income.

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

The Company conducts its operations from leased facilities in Morrisville, North Carolina, San Antonio, Texas and New Brunswick, New Jersey. The North Carolina lease will expire in 2027 and the Texas and New Jersey leases will expire in 2023. The leases are for general office space and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of September 30, 2021, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.66 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

In October 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC, to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpion into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpion agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by the Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpion would reimburse Merchant Ice, LLC for these payments. As of September 30, 2021, and prior to the execution of the lease agreement, Scorpion has reimbursed Merchant Ice, LLC $8.2 million which is shown in other assets on the consolidated balance sheets. Upon lease commencement, these assets will be classified as a right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpion the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of September 30, 2021, Scorpion has not recorded a right-of-use asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million.

Total cash paid for operating leases during the three and nine months ended September 30, 2021 was $0.1 million and $0.3 million respectively, and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 5.63%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss as follows:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating lease cost	$121,520	$348,631
Finance lease cost
Amortization of lease assets	62,860	122,310
Interest on lease liabilities	7,812	14,900
Total finance lease cost	$70,672	$137,210

The weighted average remaining lease term and incremental borrowing rate as of September 30, 2021 were as follows:

Weighted average remaining lease term
Operating leases	5.6	years
Finance leases	2.1	years
Weighted average discount rate
Operating leases	6.44%
Finance leases	5.63%

Maturities of operating and finance lease liabilities as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases	Total
2021 (excluding the nine months ended September 30, 2021)	$105,491	$61,508	$166,999
2022	426,539	281,042	707,581
2023	292,921	135,631	428,552
2024	231,503	131,256	362,759
2025	238,452	-	238,452
2026	245,607	-	245,607
Thereafter	209,214	-	209,214
Total minimum lease payments	1,749,727	609,437	2,359,164
Less: imputed interest	(255,742)	(38,996)	(294,738)
Present value of lease liabilities	$1,493,985	$570,441	$2,064,426

14. Subsequent Events

The Company has evaluated its consolidated financial statements for subsequent events through November 10, 2021, the date the financial statements were available to be issued.

On October 5, 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC, to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides Scorpion the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and also provides up to $2.36 million for tenant improvements. As the lease had not commenced as of September 30, 2021, Scorpion has not recorded a right-of-use asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million.

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

These programs are designed to harness innate and/or antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed the following clinical milestones, completed patient enrollment for our HS-110 Phase 2 non-small cell lung cancer (NSCLC) clinical trial, completed enrollment and dosed fifteen patients in our HS-130 Phase 1 clinical trial and dosed fifteen patients in our PTX-35 Phase 1a clinical trial.

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

We are also expanding our infectious disease/biothreat programs and have formed a biothreat advisory board to aid in advancing our biothreat initiatives. In addition, our Skunkworx Bio, Inc. subsidiary is utilizing advanced computational methods and bioinformatics to further enhance target precision and is developing proprietary “pocket biologics” to identify miniature proteins which bind to critical domains of druggable targets.

Our Clinical Programs

We completed patient enrollment in our HS-110 Phase 2 non-small cell lung cancer (NSCLC) clinical trial and completed enrollment of patients in our HS-130 Phase 1 clinical trial that combines HS-110 with HS-130 to drive immune surveillance. Our PTX-35 safety and dose escalation  Phase 1 clinical trial also continues to enroll patients.  We are also providing pre-clinical, CMC development, and administrative support for these efforts; while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. We currently do not have any FDA approved products or sales and we have not generated any significant revenue since our inception nor revenue from product sales. We expect to continue to incur significant expenses and increased operating losses over the next several years. We anticipate that our expenses will increase substantially in the following areas:

●	ongoing clinical trials of our product candidates;
●	maintaining, expanding, and protecting our intellectual property portfolio;
●	gaining regulatory approvals for our product pipeline;
●	continued research and development efforts;
●	the building and operation of our facility for the development of bioanalytics, process development and manufacturing activities;
●	increased operational, financial, management information systems, and personnel - including personnel to support our product development and commercialization efforts; and
●	expenses incurred with operating as a public company.

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

During the first quarter of 2020, preclinical studies using a cell-based COVID-19 vaccine expressing gp96-Ig, OX40L-Ig, and the SARS-CoV-2 spike glycoprotein (ZVX-60) were started under a sponsored research agreement with the University of Miami Miller School of Medicine. In July 2020, we announced proof-of-concept data demonstrating effective vaccine immunogenicity in relevant preclinical models, including expansion of human-HLA-restricted T cells against immunodominant epitopes of SARS-CoV-2 spike glycoprotein. Data showed robust T cell mediated immune response directed against the spike protein of SARS-CoV-2. In August 2020, we announced publication of positive preclinical COVID-19 vaccine results, which included supporting data that our gp96-based COVID-19 vaccine induces systemic and tissue-specific (e.g. lung) memory CD8+ T cells and tissue-resident memory CD8+ T cells. These results were published in the peer-reviewed journal Frontiers in Immunology in January 2021. In January 2021, we communicated that Waisman Biomanufacturing was contracted to complete process development and manufacturing for ZVX-60. We believe this COVID-19 vaccine is especially suited for immune compromised patients and is being developed for use as either a standalone, or in combination with other vaccines, to enhance prophylactic protection against COVID-19.

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

Our Bioanalytics, Process Development and Manufacturing Activities

To promote efficiency and reduce our reliance on third-party CDMO vendors, we are building in-house bioanalytic, process development, and manufacturing capabilities to support our current biotherapeutics and discovery pipeline. Manufacturing will also be offered to third parties as a fee-for-service model. We have entered into a lease for a 20,441 square foot facility in San Antonio, Texas where we plan to conduct such services and are currently in the process of building the manufacturing facility. Our expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party CDMO vendors as we advance our clinical trials and translate our research and development pipeline. We estimate that the investment to build out the facility with labs, equipment, and staff will be approximately $26 million.  Equipment purchases of $8.2 million through third quarter of 2021 and  approximately $6.4 million  for lab equipment expected to be spent in the fourth quarter of 2021 and first quarter of 2022 are included in the $26 million. This excludes federal new market tax credits, historical designation federal and state tax credits, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County, respectively. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated at approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by second quarter of 2022, and we expect to fill production capacity by immediately transitioning our outsourced manufacturing and development to in-house. Fee-for-service contracting with be offered to external customers after completion of the build out. However, there can be no assurance that we will be successful in these new operations. As of November 10, 2021, $10.4 million has been spent on laboratory related manufacturing equipment for the San Antonio Facility.

Recent Developments

On August 19, 2021, we announced the formation of a biothreat advisory board comprised Andrew C. Weber, Former Assistant Secretary of Defense for Nuclear, Chemical & Biological Defense Programs; Dr. Gregory Koblentz, Associate Professor at George Mason University and leading expert on chemical and biological weapons; David Lasseter, Former Deputy Assistant Secretary of Defense for Countering Weapons of Mass Destruction, Former US Representative Jack Kingston, who also serves as the Secretariat of the Alliance for Biosecurity; and former two-term U.S. senator and Arkansas Attorney General Mark Pryor who currently serves with the law firm of Brownstein Hyatt Farber Schrek.

On October 5, 2021, Scorpion Biological Services, Inc. entered into a lease with Merchants Ice II, LLC (the “Landlord”), pursuant to which the Company will lease approximately 20,144 square feet of office and lab space located at 1305 E. Houston Street, San Antonio, Texas 78205 for general office, laboratory, research, analytical, and/or biomanufacturing purposes.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues. For the three months ended September 30, 2021 we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant. For the three months ended September 30, 2020, we recognized $0.8 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of September 30, 2021, we had a grant receivable balance of $0.9 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 37.5% to $4.4 million  for the three months ended September 30, 2021 compared to $3.2 million for the three months ended September 30, 2020. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	September 30,
	2021	2020
Programs
HS-110	$0.2	$0.1
HS-130	0.3	0.2
PTX-35	1.1	0.5
COVID-19	0.7	0.1
Other programs	—	0.1
Unallocated research and development expenses	2.1	2.2
	$4.4	$3.2

●	HS-110 expense was $0.2 million, reflecting the current-period mix of development activities, primarily due to increased costs associated with our Phase 2 trial.
●	HS-130 expense was $0.3 million and included regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense increased $0.6 million primarily due to dosing of patients, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	COVID-19 program was $0.7 million and primarily represents sponsored research agreement costs and manufacturing costs.
●	Other programs include preclinical costs associated with our Zika program, T cell costimulatory programs, and laboratory supplies.

●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $3.4 million and $6.6 million for the three months ended September 30, 2021 and 2020. The decrease was due to a decrease in stock-based compensation expense of $3.9 million due to our CEO being granted immediately vesting stock options in the third quarter of 2020 that did not recur in 2021, off-set by increased personnel costs of $0.2 million, increase in employee travel of $0.1 million, increase in D&O insurance of $0.1 million, and an increase of $0.3 million for consulting and other professional expenses to manage the business.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.3 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. The change in the 2021 period primarily reflects the increased timeline of the Phase 1a trial and the remeasurement of discounted cash flows for the passage of time and milestone achievement.

Total non-operating income (loss). Total non-operating income was $0.02 million for the three months ended September 30, 2021 which primarily consisted of $0.2 million of interest income, and ($0.2) million of unrealized losses on short-term investment balances. Total non-operating income was $0.2 million for the three months ended September 30, 2020 which primarily consisted of interest income on cash and short-term investments.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $7.4 million, or ($0.30) per basic and diluted share for the three months ended September 30, 2021 compared to a net loss of $8.9 million, or ($0.43) per basic and diluted share for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues. For the nine months ended September 30, 2021, we recognized $1.5 million of grant revenue for qualified expenditures under the CPRIT grant and NIH grant. For the nine months ended September 30, 2020, we recognized $2.3 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of September 30, 2021, we had a grant receivable balance of $0.9 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 36.4% to $12.0 million for the nine months ended September 30, 2021 compared to $8.8 million for the nine months ended September 30, 2020. The components of R&D expense are as follows, in millions:

	For the Nine Months Ended
	September 30,
	2021	2020
Programs
HS-110	$1.4	$0.5
HS-130	0.6	0.6
PTX 35	2.2	1.6
COVID-19	1.6	0.2
Other programs	0.2	0.2
Unallocated research and development expenses	6.0	5.7
	$12.0	$8.8

●	HS-110 expense increased $0.9 million, reflecting the current-period mix of development activities, primarily due to increased costs associated with the transition of patients from active treatment into long-term follow-up, and increased manufacturing costs.

●	HS-130 expense remained steady at $0.6 million due to the completion of enrollment of patients, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense was $2.2 million primarily consisting of manufacturing development and patient dosing.
●	COVID-19 program was $1.6 million and primarily represents sponsored research agreement costs and manufacturing costs.
●	Other programs include preclinical costs associated with our Zika program, T cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $11.0 million and $11.7 million for the nine months ended September 30, 2021 and 2020. The decrease was primarily due to a decrease in stock-based compensation expense of $1.7 million due to our CEO being granted immediately vesting stock options in the third quarter of 2020 that did not recur in 2021, an increase in D&O insurance premiums of $0.3 million, an increase in consulting expenses of $0.6 million, an increase in personnel costs of $0.2 million, an increase in franchise taxes of $0.2 million, and a decrease in public company expenses of $0.3 million.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $0.4 million for the nine months ended September 30, 2021, compared to $1.0 million in the nine months ended September 30, 2020. The change in the 2021 period primarily reflects the increased timeline of the Phase 1a trial and the remeasurement of discounted cash flows for the passage of time and milestone achievement.

Total non-operating income (loss). Other income was $0.1 million for the nine months ended September 30, 2021, compared to a loss of $(0.7) million for the nine months ended September 30, 2020. The change of $0.8 million primarily consists of a decrease in extinguishment expense and changes in fair value related to warrants of ($1.1) million, and a increase in interest income on cash and short-term investment balances of $0.2 million and a decrease of $0.5 million of unrealized losses on short-term investment balances.

Net loss attributable to Heat Biologics, Inc. We had a net loss attributable to Heat Biologics, Inc. of $21.5 million, or ($0.87) per basic and diluted share for the nine months ended September 30, 2021 compared to a net loss of $19.6 million, or ($1.42) per basic and diluted share for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2020 we received net proceeds of approximately $114.4 million from sales of our common stock in at-the-market offerings. For the nine months ended September 30, 2021 we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. We had no sales of our common stock in at-the-market offerings for the three months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $152.2 million. We had net losses of $26.4 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively. We had net losses of $21.5 million and $19.6 million for the nine months ended September 30, 2021 and 2020, respectively.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline including expansion of  our infectious disease/biothreat programs. Our expenses will also increase due to our recent new lease obligations for the manufacturing facility in San Antonio and related equipment expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trial, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, the manufacturing facility that we are building out in San Antonio, Texas and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2021, we had approximately $108.9 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash during the nine months ended September 30, 2021 and 2020 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the nine months ended September 30, 2021 was $26.7 million compared to $15.6 million during the same period in 2020. The increase was primarily due to an increased net loss of $2.0 million, a decrease in stock-based compensation of $1.7 million, a decrease in the change in fair value of common stock warrants of $1.0 million, a decrease in the change in fair value of contingent consideration of $0.6 million, a decrease in deferred revenue of $1.6 million, an increase in other assets of $8.2 million and an increase in accounts payable and accrued expenses of $1.2 million. The increase in other assets relates to reimbursements made to Merchants Ice, LLC for equipment in our new San Antonio lease that will be classified as a right of use asset upon lease commencement.

Investing activities. Net cash used in investing activities was $1.9 million during the nine months ended September 30, 2021 compared to $87.1 million during the same period in 2020. The decrease is from the change in net purchases of short-term investments of $86.3 million from 2021 to 2020 and the increase in purchases of property and equipment of $1.1 million.

Financing activities. Net cash provided by financing activities was $25.6 million during the nine months ended September 30, 2021 compared to $118.4 million during the nine months ended September 30, 2020. The decrease of $92.8 million was primarily due to a $90.0 million net decrease of sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co., net of the decrease in related stock issuance costs of $2.4 million, partially offset by a public offering of shares that occurred in 2020 of $6.6 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $152.2 million through September 30, 2021. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,441 square foot facility in San Antonio, TX to conduct such services and are currently building the facility. Our proposed expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. We estimate that the investment to build out the facility with labs, equipment, and staff will be approximately $26 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County, respectively. Equipment purchases of $8.2 million through third quarter 2021 and approximately $6.4 million for lab equipment expected to be spent in the fourth quarter of 2021 and first quarter of 2022 are included in the $26 million. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by second quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of November 10, 2021 we have spent $10.4 million on laboratory related manufacturing equipment for the San Antonio facility.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception, including net losses of $21.8 million and $19.8 million for the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $152.2 million as of September 30, 2021. For the years ended December 31, 2020 and 2019, we incurred a net loss of $26.4 million and $20.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the nine months ended September 30, 2021, our operating activities used net cash of approximately $26.7 million and as of September 30, 2021, our cash and cash equivalents and short-term investments were approximately $108.9 million. During the years ended December 31, 2020 and 2019, our operating activities used net cash of approximately $22.0 million and $12.8 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any significant source in the near future until we or our potential partners successfully commercialize our products. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any of our product candidates in the near future until we or our potential partners successfully commercialize our products or we generate revenue from our manufacturing services that we plan to provide third parties. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. In addition, we expect our expenses to increase due to the build out of the manufacturing facility in San Antonio and the purchase of equipment for the facility. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products

We will need to raise additional capital to fund our long term operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq Capital Market that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the Nasdaq Capital Market. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities, which may limit the ability of investors to make an informed investment decision.

We plan to expand our operations by operating a facility for the development of bioanalytics, process development and manufacturing activities. To date, we have limited experience manufacturing products for third parties and ourselves. Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will be successful in providing such services to ourselves or third parties. Although we plan to use our anticipated facility to service our internal manufacturing needs, we also intend to generate revenue to offset the expenses we incur in operating the facility as well as the initial start-up expenses from third parties. Our ability to generate this revenue will depend, in part, on our ability to attract and maintain customers for our development, manufacturing and technology transfer services and on the amount of spent by the customers on such services. If our anticipated facility fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate the facility. Our bioanalytics, process development and manufacturing activities will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facility and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On November 9, 2021, we had 25,403,519 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended September 30, 2021 that were not previously disclosed.

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

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of December 11, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File no. 001-35994)).

10.1#	2021 Employee Stock Purchase Plan ((incorporated by reference to Exhibit A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994)).
10.2#

2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994)).

10.3#

Form of Stock Option Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.2  to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994)).

10.4#

Form of Restricted Stock Purchase Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.3  to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994)).

10.5

Lease between Merchants Ice II, LLC and Heat Biologics, Inc. dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021 (File No. 001-35994)).

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

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEAT BIOLOGICS, INC.

Date: November 10, 2021	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)