Form 10-K
period 2021-12-31
HEAT BIOLOGICS, INC.
filed 2022-03-11
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35994

HEAT BIOLOGICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2844103
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

627 Davis Drive, Suite 400
Morrisville, NC	27560
(Address of Principal Executive Offices)	(Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0002 par value per share Common Stock purchase rights	HTBX	NYSE American LLC

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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $169,016,850 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 9, 2022, the issuer had 25,649,824 shares of common stock outstanding.

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

Risks Relating to Our Company, Financial Position and Capital Requirements

●	We have a limited operating history with which to compare and have incurred significant losses since our inception and expect to incur substantial and increasing losses for the foreseeable future.
●	We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities, which may limit the ability of investors to make an informed investment decision.
●	We will need to raise additional capital to support our long-term business plans.
●	We do not anticipate generating revenue for many years.
●	Business disruptions including coronavirus could adversely impact our business.
●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.
●	We are substantially dependent on the success of our product candidates.

Risks Relating to Our Clinical Development, Regulatory Approval and Commercialization

●	If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented
●	If we do not obtain the necessary regulatory approvals, we will not be able to sell our product candidates.
●	Our product candidates are in the early stages of development and each will require extensive testing and funding.
●	Clinical trials are very expensive, time-consuming, and difficult to design and implement.
●	Misidentification of cell lines could impact our clinical development and intellectual property rights.

●	There is uncertainty as to market acceptance of our technology and product candidates.
●	We currently rely upon our gp96 platform for development of many of our product candidates.
●	We may not be able to compete successfully for market share against other drug companies.
●	We rely on our employees and third parties for our development program.
●	For our ongoing clinical trial of HS-110, we are administering our product candidates, in combination with other immunotherapy agents and any problems obtaining the other immunotherapy agents could result in a delay or interruption in our clinical trials.
●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	Adverse effects resulting from other immunotherapy drugs or therapies could also negatively affect the perceptions of our product candidates.
●	We will continue to be subject to ongoing and extensive regulatory requirements.
●	We have no experience selling, marketing or distributing products, and have no internal capability to do so.
●	We may not be successful in establishing and maintaining strategic partnerships.
●	To the extent we elect to enter into licensing or collaboration agreements to partner our product candidates, our dependence on such relationships may adversely affect our business
●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.
●	Legislative and regulatory changes affecting the health care industry could adversely affect our business.
●	We may incur substantial liabilities.
●	The U.S. government may have “march-in rights” to certain of our intellectual property.
●	Reliance on government funding for Pelican’s programs may impose requirements that limit Pelican’s ability to take certain actions, and subject it to potential financial penalties.
●	We rely extensively on our information technology systems and are vulnerable to damage and interruption and any failure to maintain the security of information
●	Any failure to maintain the security of information relating to our customers, employees and suppliers could expose us to litigation, government enforcement actions and costly response measures.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.
●	Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.
●	We could be adversely affected by violations of the U.S. and other worldwide anti-bribery laws.

Risk Related to the Pending Merger and Elusys

●	If the conditions to the Merger are not met, the Merger will not occur.
●	The combined company may not experience the anticipated strategic benefits of the Merger.
●	Our Chief Executive Officer and Chairman of the Board of Directors has a conflict of interest that may influence him to support funding of Elusys.
●	We may be unable to successfully integrate the Elusys businesses with our current management and structure.
●	Elusys is substantially dependent on various US Government contracts that are material to its business.
●	We do not anticipate generating revenue from Anthim sales, upon consummation of the pending acquisition of Elusys, for several years.
●	Our ability to generate product revenues from Anthim is dependent upon government spending and compliance with the government contracts.
●	To date, Anthim has been sold to a limited number of customers.
●	In order to develop Anthim, upon consummation of the pending acquisition of Elusys, we will have to devote significant resources to Anthim.
●	Elusys has been manufacturing the drug product with one manufacturer pursuant to the terms of an exclusive manufacturing agreement.

Intellectual Property Risk Factors

●	We have limited protection for our intellectual property, which could impact our competitive position.
●	The technology we license, our products or our development efforts may be found to infringe upon third-party intellectual property rights.
●	We rely on a license to use various technologies that are material to our business.
●	We may be unable to generate sufficient revenues to meet the minimum annual payments or developmental milestones required under our license agreements.

General Risk Factors

●	Our stock price has fluctuated in the past, has recently been volatile.
●	If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.
●	We rely on key executive officers and scientific, regulatory, and medical advisors.
●	Our failure to meet the continued listing requirements of The New York Stock Exchange could result in a de-listing of our common stock.
●	Our shares of common stock are from time to time thinly traded.
●	Our need for future financing may result in the issuance of additional securities that will cause dilution.

Item 1.       Business

Overview

We are a fully integrated biopharmaceutical company specializing in the end-to-end development and commercialization of therapies that arm the immune system against a wide range of diseases including cancer and infectious disease. Our newly focused discovery efforts enhance our ability to support in-house development and nomination of biologics for our preclinical and clinical development efforts.  Furthermore, our Scorpion Biological Services, Inc. (“Scorpion”) subsidiary enables us to enhance efficiency and decrease our dependence on third-party contract research and development biomanufacturing organizations (CDMO) as we advance into early and late-stage clinical trials and progress our research, development, and commercial pipeline. Finally, our anticipated acquisition of Elusys Therapeutics, Inc. supports our ability to develop critical therapeutic innovations such as RapidVax® for the biodefense sector. These efforts reinforce our goal of decreasing the time and increasing the efficiency of drug development to accelerate the delivery and commercialization of novel immune activating therapies.

Our gp96 platform and RapidVax® platforms are designed to leverage the ability of gp96 to constitutively transport predefined antigens of interest to antigen presenting cells (APCs) that in turn stimulate an antigen-specific immune response that includes B cells, CD4+ T-cells, and cytotoxic CD8+ T-cells. HS-110 (viagenpumatucel-L), an allogeneic (“off-the-shelf”) therapy, is our lead gp96 asset having completed Phase 2 enrollment of a non-small cell lung cancer (NSCLC) clinical trial. HS-130, another gp96 platform asset, is engineered to express the extracellular domain of OX40 ligand as a fusion protein (OX40L-Ig) to enhance T-cell expansion and memory cell formation. The safety of HS-130 is being evaluated in a Phase 1 solid tumor trial with findings to support the development of our RapidVax platform.

RapidVax is designed as a programmable vaccine expressing gp96-Ig and OX40L-Ig that can be manufactured in bulk, stockpiled, and rapidly customized upon identification of a biological threat to enable an accelerated time to clinic and to harness shared development, clinical safety, and manufacturing synergies. We have also formed a Biothreat Advisory Board to aid in advancing these biodefense initiatives.

Our Death Receptor 3/TNF receptor superfamily member 25 (DR3/TNFRSF25) platform is focused on the development of agents targeting this cellular receptor. In the absence of a danger or activating signal, co-stimulation of DR3 on T-cells results in the selective expansion of immunosuppressive Tregs that can reduce inflammation.  Conversely, co-stimulation of DR3 on T-cells in the presence of a danger or activating signal (arising from injury, infection, or cancer) promotes the expansion of inflammatory effector T-cells that play a critical role in mediating anti-tumor and anti-pathogen responses.  We believe therapeutic targeting of this pathway has the potential to shift the balance between immunosuppression and inflammation and therefore restore stability to the immune system.  PTX-35, a monoclonal antibody, is under evaluation in an open-label, dose escalation, Phase 1 clinical trial assessing safety and tolerability in patients with advanced solid tumors refractory to, or otherwise ineligible for standard of care.

Recent Developments

On December 20, 2021, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with our wholly owned subsidiary (“Merger Sub”), Elusys Therapeutics, Inc., a Delaware corporation (“Elusys”) and Fortis Advisors LLC, pursuant to which, subject to certain conditions, we will acquire Elusys through the merger (the “Merger”) of Merger Sub with Elusys. Following the closing of the Merger, Elusys will become a wholly owned subsidiary. Elusys is a company focused on the commercialization of ANTHIM® (obiltoxaximab), which is a monoclonal antibody antitoxin for the “Category A” biological warfare and bioterrorism threat anthrax designed to combat a potential anthrax attack. Elusys has key expertise in the development of biodefense agents having received over $250M of non-dilutive advanced- development contracts from National Institutes of Health (NIH), Department of Defense (DoD), and the Biomedical Advanced Research and Development Authority (BARDA) to support the development of Anthim. To prepare for the possibility of the use of Bacillus anthracis as a biological weapon, the U.S. government acquires and maintains equipment and medical countermeasures for anthrax treatment and prevention as part of CDC’s Strategic National Stockpile (SNS). The SNS is a national repository of large quantities of medicines, vaccines, and other medical supplies stored in strategic locations around the nation. Anthim has also been delivered to the US Strategic National Stockpile (“SNS”) as the result of a successful, multi-year partnership with the U.S. government. Following clearance by the U.S. Food and Drug Administration (“FDA”) in March 2016 and orphan drug exclusivity for the treatment of inhalational anthrax due to Bacillus anthracis inhalation in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate. In July 2020, Health Canada approved ANTHIM’s New Drug Submission (NDS) for the treatment of inhalation anthrax. ANTHIM has also received marketing approval in the E.U. and the U.K., under the trade name of Obiltoxaximab SFL. The acquisition of Elusys has not been completed and is subject to several conditions.

Anthrax is a disease caused by Bacillus anthracis.  While it is primarily a disease of animals, cases of anthrax in humans occur through contact with infected animals or animal products or through intentional spread of Bacillus anthracis spores as a biowarfare or bioterrorism agent.  Anthrax is regarded as a top (“Category A”) biological warfare and bioterrorism threat for as untreated inhalational anthrax has a high fatality rate, Bacillus anthracis is widely available and have been used in the past as a biological weapon, and multi-drug resistant (MDR) Bacillus anthracis is recognized by Public Health Emergency Medical Countermeasures Enterprise as a high-priority threat. Anthim inhibits the binding of PA to its cellular receptors, preventing the intracellular entry of the anthrax lethal factor and edema factor, the enzymatic toxin components responsible for the pathogenic effects of anthrax toxin.

Material Terms of the Merger

Pursuant to the Merger Agreement, as merger consideration (“Merger Consideration”) we (i) agreed to pay the current equity holders of Elusys (the “Sellers”) $3,000,000 at Closing; and (ii) agreed to pay the Sellers $2,000,000, subject to reduction based on the cash balance of Elusys at Closing and other purchase price reductions specified in the Merger Agreement, at the same time as the initial pass through revenue is distributed to the Sellers as described below and (iii) earn out payments for a period of 12 years from the date of Closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of Anthim that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date.

In addition, Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract and we have agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the revenue that is received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments. The Merger Agreement further provides that eighty percent of any amounts paid to and received by Elusys after the Closing and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of Anthim shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

At Closing, we also agreed to contribute to the payment of 50% of certain Elusys lease termination and employee severance payments. We also agreed to use commercially reasonable efforts to maintain, finance, operate and promote Anthim and maintain the existing government contract and to continue to operate the Elusys business so as to allow the Sellers to receive the Merger Consideration.

The Merger Agreement contains customary representations, warranties and covenants of Heat, Elusys and the Merger Sub. The consummation of the Merger was subject to the satisfaction or waiver of certain conditions, including Elusys obtaining a requisite stockholder vote to approve the Merger, which approval was obtained. Subject to certain customary limitations, the Sellers have agreed to indemnify us and our officers and directors against certain losses related to, among other things, breaches of Elusys’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Merger Agreement.

A special committee of Heat’s Board of Directors negotiated and approved the transaction and Cassel Salpeter & Co. provided a fairness opinion in connection with the transaction. Cassel Salpeter served as financial advisor to the special committee of Board of Directors.

Elusys was formed in 1998 by Jeff Wolf, our President, Chief Executive Officer and Chairman of the Board of Directors, who directly and through affiliated entities owns approximately 1.2% of the outstanding stock of Elusys, in the form of common stock, which is subordinate in terms of distributions to the Elusys preferred stock. Due to the potential conflict of interest, we formed a Special Committee of its Board of Directors to review and negotiate the Merger Agreement. However, pursuant to the terms governing the Elusys preferred stock, the preferred stockholders of Elusys will receive all of the initial $5 million of Merger Consideration and all of the net payments from the $31 million of revenues related to fulfillment of the existing SNS contract. While the amount of earn out payments, if any, to be made over the 12 year period following closing is very uncertain, it also presently seems likely that most if not all of such payments will also be paid to the preferred stockholders of Elusys under the terms of such preferred stock.

The foregoing summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement that is filed herewith as Exhibit 2.1.

Elusys Intellectual Property

Elusys has an exclusive, fully paid up, worldwide patent license, dated June 30, 2003, from the Board of Regents of the University of Texas which grants Elusys the right to use for the manufacture, offer and sale of antibodies that bind immunologically to anthrax antigens under the patent rights held by the University of Texas under U.S. patent application entitled “Neutralization of the Anthrax Toxin”, serial number 10/288,269 filed on November 5, 2001 (and subsequently issued by the U.S. Patent and Trademark Office on November 4, 2008, serial number 7,446,182) and the U.S. patent application entitled "Antibodies With Increased Affinities For Anthrax Antigens", serial number 10/620,049 filed om July 15, 2003 (and subsequently issued by the U.S. Patent and Trademark Office on March 8, 2011, serial number 7,9902,344).  The term of agreement continues until all patent rights have expired, unless terminated automatically due to bankruptcy or insolvency of Elusys or by mutual written agreement.

Elusys is the assignee of the U.S. patent application entitled “Antibodies that bind B. anthracis exotoxin, formulations thereof, and methods of use”, serial number 11/904,882 filed on September 28, 2007 (and subsequently issued by the U.S. Patent and Trademark Office on January 10, 2012, serial number 8,093,360) and the U.S. patent application entitled “Methods of preventing or treating anthrax using anti-anthrax antibodies”, serial number 13/076,082 filed on March 30, 2011 (and subsequently issued by the U.S. Patent and Trademark Office on December 31, 2013, serial number 8,617,548).

Technology Platforms

gp96 Platform

Our proprietary gp96 platform leverages the adjuvant (immune stimulatory) properties of the heat shock protein gp96 to induce the immune system’s own response against cancer and infectious disease. gp96 naturally chaperones activation peptides (antigens) to antigen-presenting cells (APCs), such as dendritic cells, under stress conditions such as infection and cell death. Extracellular gp96 can stimulate innate immune toll-like receptors 2 and 4 on APCs to promote activation and subsequent processing and presentation of chaperoned antigens to T-cells. Our platform is designed to exploit the chaperoning activity of gp96 to constitutively transport predefined antigens of interest to APCs that in turn stimulate an antigen-specific immune response that includes B cells, CD4+ T-cells, and cytotoxic CD8+ T-cells.

In the context of cancer, this platform is designed to activate and expand tumor antigen specific “killer” T-cells to destroy a patient’s cancer. By turning immunologically “COLD tumors HOT,” we believe our platform can become an essential component of the immuno-oncology regimen to enhance the effectiveness and durability of checkpoint inhibitors and other cancer therapies, thereby improving outcomes for those patients less likely to benefit from checkpoint inhibitors alone. We believe this is a highly differentiated approach as our platform can deliver a broad range of tumor antigens that are previously unrecognized by the patient’s immune system and that have the potential to generate a multivalent response to address tumor heterogeneity.

Our leading cancer vaccine therapeutics are replication incompetent, “off-the-shelf”, allogenic cell-based therapies that are locally delivered into the skin and can be administered with a variety of immuno-modulators to enhance a patient’s immune response. Unlike many other “patient specific” or autologous immunotherapy approaches, this fully allogeneic, “off-the-shelf” approach provides a means to quickly administer the biotherapeutic without the need to extract and expand blood or tumor tissue from individual patients or create individualized treatment based on the patient’s haplotype. Our gp96 product candidates are produced from allogeneic cell lines expressing a broad repertoire of established tumor-specific antigens. Because each patient receives the same treatment, we believe that our immunotherapy approach offers superior speed to initiation, logistics, manufacturing efficiencies, and importantly, cost benefits, compared to “personalized” precision medicine approaches.

Besides its utility in oncology, our gp96 platform has been shown to activate the human immune system to combat infectious diseases. Our collaborators have laid a solid foundation by engineering different pathogenic antigens into the platform. Previous preclinical studies using our gp96 platform includes SIV/HIV, Malaria, Zika and COVID-19.

About ComPACT®

ComPACT is designed to further enhance our gp96 platform by facilitating antigen-driven T-cell activation and specific co-stimulation in a single product. By delivering the gp96 heat shock protein and a T-cell co-stimulatory fusion protein (OX40L) as a single therapeutic, this approach has the potential to simplify combination immunotherapy development. This dual design has several potential advantages including: (a) enhanced activation of antigen-specific CD8+ T-cells; (b) boosting the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (c) stimulation of durable T-cell memory; (d) the differentiation of T follicular helper cells that facilitate antibody production by B cells; (e) demonstration of less toxicity, as the source of associated antigens and co-stimulator are supplied at the same time locally in the draining lymph nodes, which drives targeted, specific immunity rather than throughout the body; and (f) simplification of combination immunotherapy versus systemic co-stimulation with conventional monoclonal antibodies (mAbs).

RapidVax® Platform

Unveiled at the 2021 World Vaccine & Immunotherapy Antiviral Congress, RapidVax® is a flexible “plug-and-play” vaccine platform designed to enable an accelerated response to a wide variety of biological threats and is built on the foundation of our learnings from our various gp96 programs (noted above).  RapidVax leverages our vast experience developing gp96-based vaccines and couples the immune-activating properties of heat shock protein gp96 and the T-cell co-stimulator OX40L with a flexible antigen expression system to promote antigen-specific T-cell activation, the generation of long-lasting memory cells, and neutralizing antibody production via the interaction of T follicular helper cells with B cells.

RapidVax is designed to utilize a common unprogrammed vaccine base that can be manufactured in bulk, stockpiled, and rapidly customized upon identification of a biological threat to enable an accelerated time to clinic and to harness shared development, clinical safety, and manufacturing synergies.

This platform has several potential advantages including but not limited to: (a) potential stockpiling capability designed to accelerate time to clinic by harnessing prior optimizations in development, safety, and manufacturing; (b) potential customization with multiple full length target antigens to increase potential protection against pathogen variants; (c) enhanced activation of antigen-specific CD8+ T-cells; (d) boosting the number of antigen-specific CD8+ and CD4+ T-cells compared to OX40L alone; (e) stimulation of durable T-cell memory; and (f) the differentiation of T follicular helper cells that facilitate antibody production by B cells.

DR3/TNFRSF25 Platform

Our Death Receptor 3/TNF receptor superfamily member 25 (DR3/TNFRSF25) platform is focused on the development of agents targeting this cellular receptor. DR3 recognizes the cytokine TNF-like ligand 1A (TL1A) secreted by several immune cell types including dendritic cells, monocytes, macrophages, and plasma cells. In the absence of a danger or activating signal, co-stimulation of DR3 on T-cells results in the selective expansion of immunosuppressive Tregs that can reduce inflammation.  Conversely, co-stimulation of DR3 on T-cells in the presence of a danger or activating signal (arising from injury, infection, or cancer) promotes the expansion of inflammatory effector T-cells that play a critical role in mediating anti-tumor and anti-pathogen responses.  We believe therapeutic targeting of this pathway has the potential to shift the balance between immunosuppression and inflammation and therefore restore stability and balance to the immune system.

Agonists of the DR3 pathway have demonstrated benefit in several non-oncology disease models including rheumatoid arthritis, diabetic retinopathy, allergic lung inflammation, inflammatory bowel disease, infectious disease, and hematopoietic stem cell transplant.  Conversely, DR3 agonism in the presence of tumor antigens and combined with our HS-110 and HS-130 immunotherapies or an anti-PD-1 checkpoint inhibitor leads to a reduction in the suppressive activity of Tregs, compromised Treg stability, increased Treg plasticity, and an increased percentage of inflammatory CD4+ Th1, CD4+ Th17, CD8+ effector T-cells that delay disease progression in solid tumor models.

We believe these dynamic immunomodulatory properties of the DR3 pathway make it a compelling therapeutic target with various potential medical applications for either inducing inflammatory responses or restoring stability to the immune system. To date, we are the only known company with a disclosed program targeting DR3 for use in immuno-oncology, with a broad, pioneering intellectual property estate.

Platform Assets: gp96 Platform

HS-110 (viagenpumatucel-L): Clinical Stage

Based on our gp96 platform technology, we have developed the product candidate HS-110 (viagenpumatucel-L) as a potential treatment for patients with advanced non-small cell lung cancer (NSCLC). HS-110 is an allogenic “off-the-shelf” cellular vaccine derived from a lung adenocarcinoma cancer cell line and genetically modified to secrete a wide range of cancer-associated antigens bound to the immunostimulatory chaperone gp96. This approach is designed to stimulate and facilitate uptake of these antigens by professional antigen presenting cells (APCs), which in turn activate a broad, T-cell medicated immune response against a patient’s cancer. For additional technology details, please review the gp96 platform section above.

We have completed the enrollment of our Phase 2 trial evaluating the safety and efficacy of HS-110 in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD-1 checkpoint inhibitor, or Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), for the treatment of patients with advanced NSCLC. Eligible patient populations included individuals in a second line or greater setting, or with pembrolizumab in a front-line maintenance setting.

On February 9, 2021, we announced positive interim data from the Phase 2 trial. A substantial survival benefit was observed in a cohort of previously treated, checkpoint inhibitor naïve patients with advanced NSCLC (Cohort A, N = 47). A median overall survival (mOS) of 24.6 months was observed with a median follow-up time of 19.4 months and a one-year survival rate of 61.7% (Cohort A). For historical reference, the BMS CheckMate 057 study evaluating a similar population of previously treated, advanced NSCLC patients who received nivolumab as a single agent reported a mOS of 12.2 months and a one-year survival rate of 50.7%.

For NSCLC patients undergoing disease progression following checkpoint inhibitor therapy, there are a limited number of therapeutic options, with chemotherapy reporting a mOS of 6.8 to 9.0 months based on the literature. As of February 9, 2021, in our Phase 2 study, we observed that HS-110 and nivolumab combinatorial treatment of NSCLC patients exhibiting disease progression following previous PD-(L)1 therapy resulted in a mOS of 11.9 months with a median follow-up time of 11.9 months (Cohort B, N = 68).

As of this February 9, 2021 data cut, 30% of the patients in Cohort A and 26% of the patients in Cohort B were still alive. HS-110 has a favorable safety profile with no treatment-related serious adverse reactions. In addition, review of immune-related adverse events reported in the study raised no safety concerns. The data to date demonstrate that combination of HS-110 and nivolumab treatment is well-tolerated.

Further subset analysis was reported on May 20, 2021 when we announced that an abstract entitled “Interim results of viagenpumatucel-L (HS-110) plus nivolumab in previously treated patients (pts) with advanced non-small cell lung cancer (NSCLC) in two treatment settings” had been accepted for poster presentation at the 2021 ASCO Annual Meeting. Announced on June 4, 2021 these findings were presented by Roger B. Cohen, MD, Professor of Medicine at the University of Pennsylvania Perelman School of Medicine at the meeting.  Analysis of a subset of Cohort A patients that experienced an injection site reaction (ISR+) revealed increased progression free survival (PFS) and median overall survival (mOS)  (hazard ratio [HR]=0.43, p=0.01; HR=0.23, p<0.001). A longer mOS was also observed in patients with PD-L1 expression level ≥ 1% (HR=0.25, p=0.02). Similarly, an increased mOS was also reported in ISR+ patients in Cohort B (HR=0.48, p=0.03).

Due to the large number of patients expected to be enrolled in any pivotal clinical trial of HS-110, we do not anticipate initiating a pivotal trial of HS-110 until after we have secured additional potential financing via a strategic partnership.

HS-130: Clinical Stage

We have completed enrollment of our first-in-human Phase 1 open label dose-escalation study evaluating the safety of HS-130 in combination with HS-110 for the treatment of advanced solid tumors. HS-130 is designed to test our ComPACT™ technology approach by secreting the T-cell co-stimulatory fusion protein OX40L to support the expansion of T-cells and the generation of immunological memory. The findings of this program are contributing to the development of our RapidVax platform discussed above.

Platform Assets: RapidVax®

RapidVax® Base Cell: Preclinical Stage

The RapidVax® base cell and core technology are in preclinical development. Combing the immune-activating properties of heat shock protein gp96 and the T-cell co-stimulator OX40L with a customizable antigen expression system, we are evaluating several infectious and emerging diseases as vaccine candidates. RapidVax is designed to utilize a common unprogrammed vaccine base that can be manufactured in bulk, stockpiled, and rapidly customized upon identification of a biological threat to enable an accelerated time to clinic and to harness shared development, clinical safety, and manufacturing synergies. Further details regarding the RapidVax technology can be found in the “RapidVax Platform” section above.

Platform Assets: DR3/TNFRSF25 Platform

PTX-35: Clinical Stage

PTX-35 is a potential first-in-class selective agonist of DR3.  This humanized monoclonal antibody is designed to harness antigen specific immune activation and tolerance mechanisms associated with the DR3 pathway to reprogram immunity and provide a long-term, durable clinical effect. In the absence of a danger or activating signal, co-stimulation of DR3 on T-cells results in the selective expansion of immunosuppressive Tregs that can reduce inflammation. Conversely, co-stimulation of DR3 on T-cells in the presence of a danger or activating signal (arising from injury, infection, or cancer) promotes the expansion of inflammatory effector T-cells that play a critical role in mediating anti-tumor and anti-pathogen responses. Further details regarding the importance of the DR3 pathway in regulating immune responses can be found above in the corresponding platform section.

Preclinical studies demonstrate that when combined with HS-110 and HS-130 immunotherapies or an anti-PD-1 checkpoint inhibitor, PTX-35 has the potential to enhance antigen specific T-cell activation to eliminate tumor cells. With this consideration, we are enrolling an open-label, dose escalation, Phase 1 clinical trial evaluating the safety and tolerability of PTX-35 intravenous administration in patients with advanced solid tumors refractory to, or ineligible for, or who refuse available standard of care. As of June 2020, we treated the first patient and are evaluating escalating dose levels of PTX-35 until an optimal immunological dose or maximum tolerated dose is established to support potential Phase 2 planning. Exploratory analyses include clinical benefit and immunological effects of PTX-35. This trial is supported by a $15.2 million grant from the Cancer Prevention and Research Institute of Texas.

PTX-35 has also been reported as a potent regulatory T-cell (Treg) expander in the absence of a danger or activating signal.  Mouse surrogate of PTX-35 (i.e., human CDRs 1-3, but mouse Ig backbone), has shown activity in mouse models of corneal allograft, beta-islet transplantation, bone marrow transplantation, auto/inflammatory models of experimental autoimmune encephalitis (EAE), colitis and asthma. Furthermore, on January 12, 2022 we announced in collaboration with Dr. James Shapiro at University of Alberta that a surrogate mouse version of PTX-35 (mPTX-35) could expand regulatory T-cells in vivo to successfully prevent the rejection of allogeneic transplanted beta-isle T-cells in an animal model of type-1 diabetes.

We are currently evaluating the clinical application for using PTX-35 to expand regulatory T-cell subsets for the treatment of various inflammatory diseases and/or conditions where regulatory T-cells are defective or required to restore immune stability.

Key Capabilities

Our Discovery Capabilities: Skunkworx Bio, Inc.

In November 2018, we formed the discovery subsidiary Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.) to support in-house nomination of biologics for preclinical and clinical development.  Our approach utilizes “Pocket Biologics” derived from diverse proprietary antibody and small protein libraries to identify and differentiate pharmacologically active “HotSpot” sites on proteins relevant to disease. Coupled with the integration of computational and bioinformatic analysis, the goal is to “improve” candidate selection and accelerate validation of innovative therapeutics and biodefense assets from discovery into preclinical development.

Our Bioanalytic, Process Development, and Biomanufacturing Capabilities: Scorpion Biological Services, Inc.

In November 2018, we formed the subsidiary Scorpion Biological Services, Inc. (“Scorpion”) (formerly known as Scorpion Biosciences, Inc.), to focus on developing bioanalytic, process development and biomanufacturing capability to support our biotherapeutics and discovery pipeline. Excess biomanufacturing capacity will also be offered to third parties as a fee-for-service model. This expansion is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party contract research and development biomanufacturing organizations (CDMO) as we advance into late-stage clinical trials and translate our research, development, and commercial pipeline.

Scorpion Biological Services is focused on cell- and gene-based therapies and large molecule biologics. Once the facility described below is operational, Scorpion plans to provide a broad array of biologics manufacturing, analytical and R&D services, offering services using American-made equipment, reagents, and materials. Scorpion plans to couple cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the advancement of our development and commercial programs.

We have signed a lease to occupy a 20,144 square foot facility in San Antonio, Texas where we plan to conduct services and are currently in the process of building the biomanufacturing facility.

Operations at the facility are projected to commence in the second quarter of 2022, and we expect to utilize a portion of this production capacity by immediately transitioning our outsourced manufacturing and development to Scorpion. Fee-for-service contracting with be offered to external customers.

Our Current Biodefense Capabilities:

RapidVax®: Preclinical Stage

RapidVax® is being designed as a flexible “plug-and-play” vaccine platform designed to leverage our vast experience developing gp96-based vaccines and couples the immune-activating properties of heat shock protein gp96 and the T-cell co-stimulator OX40L with a flexible antigen expression system to promote antigen-specific T-cell activation, the generation of long-lasting memory cells, and neutralizing antibody production via the interaction of T follicular helper cells with B cells. RapidVax is designed to utilize a common unprogrammed vaccine base that can be manufactured in bulk, stockpiled, and rapidly customized upon identification of a biological threat to enable an accelerated time to clinic and to harness shared development, clinical safety, and manufacturing synergies. Further details regarding RapidVax can be found in the section “Platform Assets: RapidVax” above.

Biothreat Advisory Board

In August 2021, we announced the formation of our Biothreat Advisory Board to support the development of our biosecurity/biodefense initiatives. The advisory board includes David Lasseter, Former Deputy Asst. Sec. of Defense for Countering Weapons of Mass Destruction, Andrew Webber, Former Asst. Sec. of Defense for Nuclear, Chemical & Biological Defense Programs, Jack Kingston, Former US Representative, Secretariat of the Alliance for Biosecurity (current), Gregor Koblentz, PhD, Professor of Biodefense at George Mason University, Expert on Chemical and Biological Weapons, and Former US Senator (AR) Mark Pryor. This panel was assembled to provide ongoing guidance on the development and commercialization of our biodefense assets and platforms.

Anthim® (obiltoxaximab): Commercially Approved

Anthim® (obiltoxaximab) is a best-in-class monoclonal antibody antitoxin for the “Category A” biological warfare and bioterrorism threat anthrax. Anthim received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax, in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate.  Anthim was also approved in 2020 as the only licensed anthrax antitoxin treatment in the EU, UK, and Canada. We will add Anthim to our current biodefense capabilities upon consummation of the pending acquisition of Elusys.

Oncology and Biodefense Market and Current Treatments

Solid Tumors and Non-Small Cell Lung Cancer (NSCLC)

The American Cancer Society (ACS) estimates that approximately 1.9 million people in the United States will be diagnosed with cancer and ~609,360 cancer-related deaths will occur in 2022. Notably, this number includes approximately 350 deaths per day from lung cancer, the leading cause of cancer death and the second-most diagnosed cancer in the U.S (approximately 236,740 or 12% of all cases). Approximately 82% of all lung cancer is NSCLC.

Despite continuous advances in cancer screening and the adoption of promising therapies such as immune checkpoint inhibitors (CPIs), there remains a significant unmet medical need as published studies demonstrate only a minority of single agent treated patients benefit with prolonged overall survival.   Poor response to CPIs is thought to be partly attributable to properties of the tumor microenvironment and the concern that even if the “brake” set by immune checkpoints is released through CPI therapy, optimal antitumor immune responses may not be elicited due to a lack of antigen exposure. These observations have prompted the development of vaccines against cancer antigens that can generate high frequencies of tumor-specific T-cells.  We believe the idea of dual immunotherapy with cancer vaccines and CPIs has garnered particular interest based on the hypothesis that the elevated frequencies of tumor-specific T-cells generated by cancer vaccines can be expanded and protected from attenuation through blockade of T-cell checkpoint receptors.

To date, pembrolizumab (KEYTRUDA®), Merck’s anti-PD1 checkpoint inhibitor, atezolizumab (TECENTRIQ®) Roche Genetech’s anti-PD-L1 checkpoint inhibitor, and cemiplimab (LIBTAYO®), Regeneron’s anti-PD-1 inhibitor, are approved CPIs for the treatment of first-line NSCLC.  Per the CPI Global Market Report 2021 the global market for CPIs is anticipated to from approximately $18 billion in 2021 to an estimated $39.8 billion in 2025. iHealthcareAnalyst, Inc estimates the global market for NSCLC therapeutics will grow at a CAGR of 11.4% to reach $22.4 billion by 2027 with the PD-1/PD-L1 inhibitors segment expected to grow at the fastest rate during forecast period. It is also noted that immunotherapy combinations with chemotherapy, radiation therapy, or novel immunomodulatory agents are currently being examined with the hope of achieving higher response rates and improving overall survival rate.

We believe that our novel allogenic “off-the-shelf” cancer vaccine HS-110 is well-positioned as a Phase 2 clinical program with the potential for combination therapy with approved CPIs for the treatment of NSCLC. Further details regarding HS-110 can be found above in the platform asset section.

We believe that our DR3 agonist PTX-35 has the potential in the presence of activating signals (such as cancer antigens) to drive the expansion of anti-tumor lymphocytes and are currently investigating potential solid tumor applications in our Phase I clinical trial. Further details regarding PTX-35 can be found above in the platform asset section.

Strategy

Our objective is to become a fully integrated biopharmaceutical company specializing in the end-to-end discovery, development and commercialization of therapies that arm the immune system against a wide range of diseases, including cancer and infectious disease.  Through the formation of our subsidiary Skunkworx Bio, Inc, we have increased our ability to support in-house nomination of biologics for our preclinical and clinical development. Furthermore, the establishment of our subsidiary Scorpion Biological Services, Inc is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party contract research and development biomanufacturing organizations (CDMO) as we advance into late-stage clinical trials and translate our other research and development into a commercial pipeline. Finally, the planned acquisition of Elusys Therapeutics, Inc and the addition of the FDA-approved anthrax antitoxin Anthim® (obiltoxaximab) as well as expertise in government funding for development and delivery should support our ability to develop critical therapeutic innovations such as RapidVax® for the biodefense sector. These proceedings reinforce our goal of decreasing the time and increasing the efficiency of drug development to accelerate the delivery of novel immune activating therapies.

We believe the effective management of cancer will involve multiple agents and that the assets of our gp96 and DR3/TNFRSF25 platforms have the potential to work synergistically with approved immunotherapies, such as checkpoint inhibitors, to re-stimulate or enhance the immune system’s own anti-tumor response. With this consideration, we are evaluating the potential of the gp96 platform allogenic “off-the-shelf” immunotherapy HS-110 in a Phase 2 NSCLC trial to stimulate tumor-specific T-cell in combination with anti-PD-1 therapies and potentially increase overall survival.  The DR3 agonist PTX-35 has been reported to promote the expansion of effector CD8+ T-cells in cancer models in the presence of a danger (activating signal) and is in a Phase 1 solid tumor clinical trial to assess safety and tolerability.

We believe the DR3 pathway has potential for the management of non-oncology immune disorders as evidenced by literature demonstrating DR3-mediated benefit in several disease models including rheumatoid arthritis, diabetic retinopathy, allergic lung inflammation, inflammatory bowel disease, infectious disease, and hematopoietic stem cell transplant.

The key elements of our strategy are:

●	Establish a fully integrated biopharmaceutical company specializing in end-to-end delivery of immune stimulating therapies: With the formation of our subsidiaries Skunkworx Bio, Inc and Scorpion Biological Services Inc., we have created a drug development ecosystem designed to fuel innovation, from discovery to commercialization, with minimal reliance on external vendors. This capability offers the potential to translate our discoveries into therapeutics with increased efficiency and quality and without compromising our agility to pursue new innovations.
●	Maximize commercial opportunities for Anthim® (obiltoxaximab) upon the consummation of our pending acquisition of Elusys: We believe that Anthim will continue to be a critical biodefense asset for stockpiling by the CDC’s Strategic National Stockpile (SNS) and of potential interest for increasing biosecurity preparedness in commercially approved ex-US ally territories such as the EU, UK, and Canada. Upon the acquisition of Elusys, we intend to be opportunistic in seeking strategic partnerships that maximize economic potential of this asset. We are in the process of completing the tech transfer of this asset to Scorpion for future biomanufacturing; Anthim has previously been manufactured by an external vendor.
●	Maximize commercial opportunities for Scorpion Biological Services, Inc: We plan to launch Scorpion Biological Services, Inc. as a contract research and development biomanufacturing organization (CDMO) focused on developing bioanalytic, process development and biomanufacturing capabilities to support our biotherapeutics and discovery pipeline. We will be opportunistic in offering biomanufacturing capacity to third parties as a fee-for-service model.
●	Develop and obtain regulatory approval for our product candidates: We have completed enrollment of the HS-110 trial in combination with either nivolumab or pembrolizumab to treat patients with advanced NSCLC. We have initiated enrollment of our Phase 1 trial of HS-130 in combination with H-110 for treatment of solid tumors and our Phase 1 trial of PTX-35 for the treatment of solid tumors. Beyond these trials we plan to initiate new clinical trials of combined immunotherapy agents.
●	Maximize commercial opportunity for our technology platforms: Our technologies support the development of product candidates targeting large markets with significant unmet medical needs. For each of our platform assets, we seek to maximize the economic potential of any future U.S. or international commercialization efforts.
●	Enhance our partnering efforts: We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships that maximize our economic potential.
●	Further expand our broad patent portfolio: We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to expand our portfolio. We have obtained exclusive rights to six different patent families directed to therapeutic compositions and methods related to our platform and preclinical development programs for cancer, and have filed additional patent applications that are owned by us. The gp96 patent portfolio comprise more than 35 granted patents and 40 pending patent applications. These patents and applications cover the United States, Europe, and Japan, as well as several other countries having commercially significant markets. In total, Pelican holds approximately 65 granted U.S. and foreign patents and approximately 25 U.S. and foreign patents are pending.
●	Manage our business with efficiency and discipline: We believe we have efficiently utilized our capital and human resources to develop and acquire our product candidates and programs and create a broad intellectual property portfolio. These resources have formed our drug development ecosystem. We use project management techniques to assist us in making disciplined strategic program decisions and to attempt to limit the risk profile of our product pipeline.

●	Obtain additional non-dilutive grant funding in addition to Pelican Therapeutic, Inc’s $15.2 million CPRIT Grant: To develop our technologies and compounds more fully, and their application to a variety of human diseases, we plan to continue to seek and access external sources of grant funding on our own behalf and in conjunction with our external partners, including academic key opinion leaders and retention of lobbyists, to support the development of our pipeline programs. We also intend to continue to evaluate opportunities and, as appropriate, acquire or license technologies that meet our business objectives.

Pelican Acquisition

On April 28, 2017, we consummated the acquisition of 80% of the outstanding equity of Pelican Therapeutics, Inc. (“Pelican”), a related party, and Pelican became our majority owned subsidiary as contemplated by the Stock Purchase Agreement (the “Purchase Agreement”) that we entered into with Pelican, and certain stockholders of Pelican holding a majority of the outstanding shares.

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

In October 2018, we entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its Pelican Stock shares, of which it owned 5% equity on a fully diluted basis for a certain number of shares along with UM shares in our subsidiary Heat Biologics I, Inc., of which it owned 7.5% equity (together herein the “Subsidiary Shares”) for 5,000 shares of Heat Biologics, Inc. common stock, $0.0002 par value; resulting in Heat owning 85% of Pelican and 100% of its subsidiary Heat Biologics I.

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

As of December 31, 2021, CPRIT has provided $13.7 million of the total $15.2 million grant. The remaining $1.5 million will be awarded, on a reimbursement basis, after we have fulfilled grant requirements and the grant has been approved to be finalized, rather than in advance of expending the funds as in the prior grant years. As of December 31, 2021, we have provided approximately $7.6 million which was used to satisfy Pelican’s matching fund obligation under the first five years of the CPRIT Grant.

The CPRIT Grant, as is customary for all CPRIT awards, contains a requirement that Pelican pay CPRIT a royalty on sales of commercial products developed using CPRIT funds equal to between three and five percent of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. After 400% of the grant award proceeds has been paid, Pelican will pay CPRIT a royalty of 0.5% in perpetuity. After the CPRIT Grant terminates, Pelican is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Pelican’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and Pelican’s obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect of our CPRIT project take place in Texas, survive the termination of the agreement. In addition, if Pelican relocates its principal place of business outside of Texas within the three-year period after the date of final payment of grant funds (which final payment has not yet occurred), we are required to repay to CPRIT all grant funds received. Pelican expects to have received and expended all of the grant award proceeds by the agreement termination date.

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

Our and our subsidiaries’ programs are supported by growing patent estates that are comprised of intellectual property owned by us and our subsidiaries’, or exclusively licensed from UM. ImPACT®, ComPACT™, PTX-35, and next generation DR3/TNFRSF25 modulators are protected by issued patents and various pending patent applications. In total, Heat holds approximately 35 granted U.S. and foreign patents and approximately 40 U.S. and foreign patents pending. In total, Pelican holds approximately 65 granted U.S. and foreign patents and approximately 25 U.S. and foreign patents are pending.

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

Pelican’s PTX-35 and next generation DR3/TNFRSF25 modulators coverage stems from three exclusive license agreements with UM (i.e. “UM03-31 UM05-39” of July 11, 2008; “UMI176” of December 12, 2010, as amended December 7, 2020; and “UM-143 UMN-106” of November 19, 2013). Patents are granted or pending in the U.S. and various foreign jurisdictions (such as Europe, Japan, China, Canada, Australia, Mexico, Korea, Israel, Singapore, and Hong Kong). US Patent No. 9,603,925, with term to 2034 (not including any patent term adjustments or extensions), covers novel DR3/TNFRSF25 modulator compositions in combination with additional therapies. US Patent No. 9,499,627, with term to 2030 (not including any patent term adjustments or extensions), covers novel DR3/TNFRSF25 modulator uses in therapies to delay transplant rejections. US Patent No. 9,839,670, with term to 2026 (not including any patent term adjustments or extensions), covers PTX-35 compositions in combination with a tumor antigen. US Patent No. 9,017,679 with term to 2026 (not including any patent term adjustments or extensions), covers methods of using PTX-35, among other things. Recent patent applications assigned to Pelican are intended to provide further compositional coverage for PTX-35. US Patent Nos. 9,982,057 and 10,005,843 provide composition of matter coverage for PTX-35 and have term to 2035 (not including any patent term adjustments or extensions).

License Agreements

The “Modified Heat Shock Proteins-Antigenic Peptide Complex” patent family is licensed pursuant to the terms of an exclusive license agreement that was entered into by Heat in July 2008 and subsequently assigned to our subsidiary Heat Biologics I, Inc. which issued to UM shares representing seven and one-half percent (7.5%) of its common stock, of which UM transferred to Heat in exchange for shares of our common stock in October 2018. The license term lasts until the patent family expires, unless terminated earlier. The license agreement grants Heat Biologics I, Inc. exclusive, worldwide rights to make, use or sell licensed materials based upon the patent-related rights. As consideration for the rights granted in the license agreement, Heat Biologics I, Inc. was obligated to pay the University an upfront license fee of $150,000, additional yearly payments of $10,000 that increased to $20,000 in 2013 and a milestone payment of $500,000 upon approval of a BLA for the lung cancer vaccine covered under licensed patent rights.

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

In June 2016, we entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which we licensed to Shattuck certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid us an initial license fee of $50,000 and is obligated to pay us fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. The technology that was out-licensed to Shattuck is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that we will derive any revenue from Shattuck.

Pelican License Agreements

Under license agreements with UM, Pelican has obtained exclusive rights to six different patent families each directed to therapeutic compositions and methods related to targeting DR3/TNFRSF25/TL1A for the purpose of modulating immune responses. These families comprise approximately 45 granted U.S. and foreign patents, and approximately 30 U.S. and foreign patent applications. These patents and applications cover the United States, Europe and Japan as well as several other countries having commercially significant markets. As partial consideration for the initial two license agreements with UM, Pelican issued UM 300,000 shares of its common stock of which UM transferred to Heat in exchange for shares of our common stock in October 2018.

As consideration for the rights granted under the initial license agreement, UM03-31 and UM05-39 non-oncology, Pelican is obligated to pay UM certain upfront license fees and milestone payments of ((i) $25,000 upon submission of an IND, (ii) $25,000 upon approval of an IND, (iii) $100,000 upon completion of a Phase 1 clinical trial and (iv) $500,000 the earlier of May 2022 or approval of a NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above.

As consideration for the rights granted under the second license agreement, UMI-176, Pelican is obligated to pay UM certain upfront license fees, and aggregate milestone payments of (i) $25,000 upon submission of an NDA, (ii) $25,000 upon approval of a NDA; (iii) $100,000 upon completion of Phase 1 clinical trial and (iv) $500,000 the earlier of May 31, 2024 or approval of an NDA), an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above.

As consideration for the rights granted in the third license agreement, UM 143 and UM 106, Pelican is obligated to pay UM certain upfront license fees, past and future patent costs, an annual minimum royalty payment $20,000 and royalties (mid-range single digits) based on net sales on commercialized products covered by the patent-related rights set forth above. The third license agreement with UM provides that in the event that Pelican terminates its second license agreement with UM, Pelican is obligated to pay UM an annual minimum royalty payment of $20,000 for each year after 2014 during the term of the third license agreement as well as the following milestone payments: (i) $25,000 upon submission of an IND; (ii) $25,000 upon approval of a NDA; (iii) $100,000 upon completion of a Phase 1 clinical trial; and (iv) $250,000 the earlier of May 31, 2024 or approval of a NDA. The royalty rates are subject to reduction if additional license rights from third parties are required to commercialize licensed products. In the event of a sublicense to a third party, Pelican is obligated to pay royalties to UM equal to a percentage of sublicense income. The third license agreement also provides that Pelican will not have to pay more than above royalty rates and sublicense fees if more than one license from UM is required to sell products covered by the licensed patent-related rights.

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

External Manufacturing

We have historically relied on third-party manufacturers to produce and store our product candidates for clinical use and currently do not operate our own manufacturing facilities. In order to promote efficiency and reduce our reliance on third-

party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services and are currently building the facility. Our proposed expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. Operations at the facility are projected to commence by the second quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately, followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. See the Key Capabilities section above for additional details.

The HS-110 product used in the inventor’s Phase 1, and in our Phase 2 clinical trial was manufactured under cGMP (current good manufacturing practices). The gp96 cell line is grown in large quantities, dispensed into individual doses, frozen in liquid nitrogen, irradiated to render cell replication incompetent and quality tested in compliance with FDA guidelines. Irradiation is a commonly used attenuation process that eliminates the ability of the gp96-Ig-containing cell lines to replicate but allows the cells to remain metabolically active and secrete gp96-Ig. The batches of frozen, irradiated drug product are stable for long periods of time and are thawed immediately prior to administration to patients.

The HS-130 product is being evaluated in a Phase I clinical trial for the treatment of select solid tumors. This product utilizes our ComPACT™ technology concept, which is designed to deliver the gp96 heat shock (HS-110) protein and a T-cell co-stimulatory fusion protein (OX40L) in HS-130. We have completed the cGMP manufacturing and nonclinical IND enabling activities to support the clinical development of this product.

PTX-35 is being evaluated in a Phase I clinical trial for the treatment of select solid tumors We have utilized an external vendor for the manufacture of PTX-35 and are planning the tech transfer of this asset to Scorpion for future biomanufacturing.

Anthim® (obiltoxaximab) is a best-in-class monoclonal antibody antitoxin for anthrax. Anthim received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax, in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate.  Anthim was also approved in 2020 as the only licensed anthrax anti-toxin treatment in the EU, UK, and Canada. Anthim has previously been manufactured by an external vendor.  We are in the process of completing the tech transfer of this asset to Scorpion for future biomanufacturing.

Competition

The pharmaceutical, biologics and the diagnostic industry is highly competitive and characterized by several established large companies, mid-sized companies, as well as smaller companies like ours. If our competitors’ market products that are less expensive, safer, or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. If we fail to stay at the forefront of technological change, we may be unable to compete effectively.

Oncology

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

Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. These companies might also succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products.

Our most significant oncology competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Agenus Inc., Advaxis, Inc., IMV Inc., Bavarian Nordic A/S, Celldex Therapeutics, Inc., and others.

We expect to compete for market share against large pharmaceutical and biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations, and our competitors may develop and market products that are less expensive, more effective, or safer than our future products; commercialize competing products before we can launch any products developed from our product candidates; operate larger research and development programs, possess greater manufacturing capabilities or have substantially greater financial resources than we do; initiate or withstand substantial price competition more successfully than we can; have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent; more effectively negotiate third-party licenses and strategic relationships; and take advantage of acquisition or other opportunities more readily than we can.

The primary treatments for non-small cell lung cancer are surgery, radiation, chemotherapy, checkpoint inhibitors, targeted therapies and various combinations of each of these treatments. Many patients, particularly with advanced disease, are refractory to these treatments and are subsequently treated with several emerging biologic agents, including immunotherapy. Some examples of therapies commonly attempted with stage IIIB/IV NSCLC patients include: Opdivo® (nivolumab), Keytruda® (pembrolizumab), TECENTRIQ® (atezolizumab), LIBTAYO® (cemiplimab), Alimta® (pemetrexed), Avastin® (bevacizumab), Tarceva® (erlotinib), Gemzar® (gemcitabine), Paraplatin® (carboplatin), Taxol® (paclitaxel), Taxotere® (docetaxel), and Navelbine® (vinorelbine).

Despite the promise of checkpoint inhibitors (CPIs) such as pembrolizumab, there remains a significant unmet medical need as published studies demonstrate only a minority of single agent treated patients benefit with prolonged overall survival.   Poor response to CPIs is thought to be partly attributable to properties of the tumor microenvironment and the concern that even if the “brake” set by immune checkpoints is released through CPI therapy, optimal antitumor immune responses may not be elicited due to a lack of antigen exposure. These observations have prompted the development of vaccines against cancer antigens that can generate high frequencies of tumor-specific T-cells.  We believe the idea of dual immunotherapy with cancer vaccines and CPIs has garnered particular interest based on the hypothesis that the elevated frequencies of tumor-specific T-cells generated by cancer vaccines can be expanded and protected from attenuation through blockade of T-cell checkpoint receptors.

Our strategy is to emphasize what we believe to be our competitive advantages, which is that our products in development are expected to have less side effects than most other cancer therapies, the potential for enhanced overall survival in combination with approved therapies, may be available at lower prices than other therapies, and the potential to demonstrate efficacy in a number of oncology indications.

Biodefense

We anticipate our most significant competitor for Anthim® (obiltoxaximab) will be Emergent BioSolutions, Inc (Emergent). Emergent is the provider of the anthrax anti-toxin raxibacumab. Raxibacumab received FDA approval on December 14, 2012, while Anthim received FDA approval on March 18, 2016.  Anthim and raxibacumab both inhibit the binding of anthrax toxin protective antigen (PA) to its cellular receptors, preventing the intracellular entry of the anthrax lethal factor and edema factor, the enzymatic toxin components responsible for the pathogenic effects of anthrax toxin.  However, package inserts demonstrate that Anthim has a higher affinity equilibrium dissociation constant (Kd) at 0.33 compared to 2.78 nM of raxibacumab and a long-shelf life at 7 years for the final drug product. Anthim and raxibacumab have been supplied to the CDC’s strategic national stockpile.  We anticipate based on previous delivery orders and option agreements that Anthim will continue to fulfill delivery orders as part of the Office of the Assistant Secretary for Preparedness & Response’s (ASPR) objective to diversify and acquire products with a longer shelf-life.

Internationally, Anthim was approved in 2020 as the only licensed anthrax antitoxin treatment in the European Union, United Kingdom, and Canada. In Canada, the approval of Anthim blocks future purchases of raxibacumab without Canadian Extraordinary-Use New Drug (EUND) approval. In the European Union, orphan drug exclusivity (10 year) at time of approval blocks competitors.  We believe these approvals position Anthim well for increasing biosecurity preparedness in commercially approved ex-US ally territories and will be opportunistic in seeking strategic partnerships that maximize economic potential of this asset.

Contract Development Biomanufacturing Organization (CDMO)

We formed the subsidiary Scorpion Biological Services, Inc. to focus on developing bioanalytic, process development and biomanufacturing capability to support our biotherapeutics and discovery pipeline. We plan to offer excess biomanufacturing capacity to third parties as a fee-for-service CDMO model. Scorpion Biological Services is focused on cell- and gene-based therapies and large molecule biologics. We provide a broad array of biologics manufacturing, analytical and R&D services, offering services using American-made equipment, reagents, and materials. Scorpion couples cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the advancement of our development and commercial programs.

Considering our capabilities, we anticipate providing competition to established biomanufacturers including Lonza Group, Ltd and WuXi AppTec as well as recently announced biomanufacturing efforts from ThermoFisher Scientific, Inc. The COVID-19 pandemic revealed a critical shortage in US biomanufacturing capacity. Historically therapies could often take ~10 years to commercialize. However, with the implementation of the Emergency Use Authorization, complex, effective vaccines sped through pipelines at record speed and created new expectations for time to market, cost reduction, regulatory compliance, and good manufacturing performance. Considering the global cell and gene therapy clinical trials market size was valued at $9.2 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 22.3% from 2021 to 2028 per Grand View Research, we anticipate that a shortage of industry capacity may minimize the risk of direct competition.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee and the manufacturer and/or sponsor under an approved new drug application are also subject to an annual program fee. These fees are typically increased annually.

The FDA undertakes to perform an initial filing review within 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review drug or biologic products are reviewed within ten to twelve months; most applications for priority review drugs or biologics are reviewed in six to eight months. The FDA can extend these reviews by three months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for products intended to treat a serious or life-

threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug or biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

Cell and Tissue-Based Biologics

Establishments that manufacture cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that T-cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also include requirements for a unified registration and listing system, donor screening and testing, adverse reaction reporting, and labeling.

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

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are evolving in the European Union, U.S. and other jurisdictions in which we operate. Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. For example, in the European Union, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

The GDPR also prohibits the transfer of personal data from the E.U. to countries outside of the E.U. unless made to a country deemed by the European Commission to provide adequate protection for personal data or accomplished by means of an approved data transfer mechanism (e.g., standard contractual clauses). Data protection authority guidance and enforcement actions that restrict companies’ ability to transfer data may increase risk relating to data transfers or make it more difficult or impossible to transfer E.U. personal data to the U.S.

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

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical chemistry, manufacturing, clinical development and regulatory and quality assurance. Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Our cancer trials have been registered on clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development. Research and development expenses were $18.8 million and $12.9 million during both years ended December 31, 2021 and 2020, respectively.

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

References to Heat Biologics also include references to our subsidiaries Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (formerly Scorpion Biosciences, Inc), Blackhawk Bio, Inc., and Abacus Biotech, Inc., unless otherwise indicated. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. We formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012 and Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016, we formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96 based vaccines targeting Zika, HIV, West Nile, dengue, yellow fever, and SARS-CoV-2. In June 2012, we divested our 92.5% interest in Pelican (formerly known as Heat Biologics II, Inc.). On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, we entered into an agreement with UM whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I, Inc. and Pelican, resulting in us owning 100% of Heat I, Inc. and increasing our controlling ownership in Pelican from 80% to 85%. We assigned our proprietary rights related to the development and application of our ImPACT® therapy platform to Heat Biologics I, Inc. In November 2018, we formed Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.) which uses a unique and proprietary platform to generate new biological entities that we may rapidly advance into clinical development. Also, in November 2018, we formed Scorpion Biological Services, Inc. (“Scorpion”) (formerly known as Scorpion Biosciences, Inc.), to focus on developing bioanalytic, process development and manufacturing capability to service our in-house requirements as well as potentially those of others. In February 2021, we formed Abacus Biotech, Inc., a wholly-owned subsidiary to pursue additional opportunities related to our business.

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

Human Capital

We believe that our success depends upon our ability to attract, develop, retain and motivate key personnel. Our management and scientific teams possess considerable experience in drug discovery, research and development, manufacturing, clinical and regulatory affairs and believe we directly benefit from this experience and industry knowledge. Our research team comprises B.S., M.S. and Ph.D.-level scientists with expertise in oncology, immunology, and molecular biology.

As of December 31, 2021, we had a total of 49 full-time employees, of which 14 are part of our research team located in San Antonio, Texas, 16 are part of our research team located in Morrisville, North Carolina, 4 are part of our research team located in New Brunswick, New Jersey and 15 are part of our corporate team. We anticipate increasing our headcount upon the consummation of the pending acquisition of Elusys. We consider our relationships with our employees to be good. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

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

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

●	adding work from home flexibility;
●	adjusting attendance policies to encourage those who are sick to stay home;
●	increasing cleaning protocols across all locations; and
●	initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

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

Risks Relating to our Company, Financial Position and Capital Requirements

We have had limited operations to date.

To date, we have not generated any revenue from product sales and substantially all of our revenue to date has been grant revenue that Pelican has received from CPRIT and a small amount of revenue from a research funding agreement. We do not anticipate generating any revenue from product sales for several years as to date we do not currently have any products approved for commercial sale. Although we will acquire inventory of Anthim, upon the consummation of the pending acquisition of Elusys, we will not acquire a significant amount of inventory for sale and therefore it will require several years for us to manufacture additional quantity of Anthim and receive any regulatory approvals. Therefore, we do not anticipate generating significant revenue from Anthim sales for several years and in fact anticipate to incur additional expenses associated with such product before generating significant revenue from sales of Anthim.  Even if we generate revenue from product sales, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, we are entering into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate revenue as a contract development and manufacturing organization (“CDMO”) or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The building of the manufacturing facility will require us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

We have a limited operating history upon which to evaluate our ability to commercialize our products.

Our success is dependent upon our ability to obtain regulatory approval for and commercialize our products and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. To date, we have not obtained approval for commercialization of any of the products we have developed and have not proven that we can successfully commercialize any product.  In addition, we have never provided manufacturing services as a contract development and manufacturing organization and we have no proven that we can successfully operate a CDMO facility. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

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

We have incurred net losses every year since our inception and expect to continue to incur increased expenses and generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2021 and 2020, we incurred a net loss of $35.4 million and $26.4 million, respectively. We have an accumulated deficit of $165.7 million through December 31, 2021. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from sales of our products for several years or from our manufacturing facility until such time as it is fully operational. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates and market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets. There can be no assurance that any of our product candidates that are under development will be approved for commercial sale, or even product candidates and products that are approved for commercial sale we will ever generate significant sales or achieve profitability. Furthermore, there can be no assurance that we generate sufficient revenue from manufacturing services to support the expenses anticipated to be incurred by the manufacturing facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, consummate the pending acquisition of Elusys and are successful in launching Anthim or are successful in generating revenue as a CDMO, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	continue to undertake preclinical development and conduct clinical trials for product candidates;
●	seek regulatory approvals for product candidates;
●	implement additional internal systems and infrastructure;
●	devote resources to constructing a facility for the development of bioanalytics, process development and manufacturing activities;
●	launch Anthim and engage in commercial scale manufacturing of Anthim, upon consummation of the pending acquisition of Elusys; and
●	hire additional personnel.

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

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2021, our operating activities used net cash of approximately $38.1 million and as of December 31, 2021, our cash and cash equivalents and short-term investments were approximately $96.4 million. During the year ended December 31, 2020, our operating activities used net cash of approximately $22.0 million and as of December 31, 2020 our cash and cash equivalents and short-term investments were approximately $111.8 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2021, our accumulated deficit totaled $165.7 million and as of December 31, 2020, our accumulated deficit totaled $130.6 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any of our product candidates currently in development in the near future until we or our potential partners successfully commercialize our products and in order to generate significant revenue from Anthim sales we will need to engage in full scale manufacturing of Anthim which will take several years. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates and if and when we consummate the pending acquisition of Elusys and commence full scale manufacturing of Anthim.  Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. In addition, we expect our expenses to increase due to the build out of the manufacturing facility in San Antonio and the purchase of equipment for the facility.

We will need to raise additional capital to fund our long term operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the NYSE American that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the NYSE American. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We do not anticipate generating revenue from our product sales for many years and we do not anticipate generating revenue from manufacturing services for at least one year, when the facility is operational.

We currently do not have regulatory approvals for the sale of any products that we have been developing and we do not expect to derive significant revenue from the sale of Anthim upon consummation of the pending acquisition of Elusys until we can manufacture a sufficient quantity of Anthim which we expect will take several years after the acquisition of Elusys is consummated to obtain the necessary approvals and secure a manufacturing slot.  Although the Merger Agreement provides that we will acquire some inventory of Anthim, the inventory acquired will not be a significant amount and is not expected to generate significant revenue. In addition, until our manufacturing facility that we are building is fully operational, we do not expect to generate significant revenue from services and expect to incur significant expenses for the next several years.

Business Disruptions could seriously harm our business, financial condition, and results of operations.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

None of the product candidates for which we have conducted clinical trials are currently approved for sale and we cannot guarantee that they will ever have any drug products approved for sale. The Anthim product that we intend to acquire upon consummation of the Merger, although approved for commercial sale, will not be manufactured at the facility that manufactured the Anthim previously sold by Elusys and therefore the facility will require regulatory approval. We and our product candidates are subject to extensive regulation by the FDA, and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, marketing, adverse event reporting and recordkeeping of our product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot commercialize our product candidates and will not have product revenues. In addition, the technology that we out-licensed is in the early stages of development and there is a low likelihood of success for any such technology at that stage, therefore there can be no assurance that any products will be developed by such licensee or that we will derive any revenue from such licensee. In addition, changes may occur that would consume our available capital at a faster pace than expected, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation. Moreover, preclinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. Therefore, we expect that we will seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. Our ability to raise capital through the sale of equity may be limited by the various rules of the Securities and Exchange Commission and the NYSE American that place limits on the number of shares of stock that may be sold. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We are substantially dependent on the success of our product candidates, only three of which are currently being tested in clinical trials, and we cannot provide any assurance that any of our product candidates being tested in clinical trials will be commercialized.

To date, a significant portion of our efforts and financial resources has been in the development of our product candidate, HS-110, for which we are currently actively conducting a Phase 2 clinical trial. HS-110, HS-130 and PTX-35 are our only current products in clinical trials. Our other product candidates are all at a pre-clinical stage. We expect that at least one Phase 3 clinical trial of HS-110 will be required to gain approval by the FDA. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize our product candidates, which may never occur. Before commercializing any product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from any of our product candidates, and we may never be able to develop or commercialize a marketable drug.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses and our ability to raise fuds may be impacted.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On February 9, 2021, the reported low sale price of our common stock was $11.51 per share and the reported high sales price was $17.00 per share. For comparison purposes, on December 31, 2021, the price of our common stock closed at $3.04 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market generally and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;

●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability to consummate the acquisition of Elusys and generate revenue from Anthim sales;
●	our ability to generate revenue from our CDMO facility;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the recent Russian invasion of Ukraine as well as continued and nay new sanctions against Russia by, among others, the European Union and the Unites States, which restrict a wide range of trade and financial dealings with Russia and Russia parties, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price. During the year ended December 31, 2021, we recorded a non-cash goodwill impairment charge and indefinite-lived intangible assets impairment charge totaling $3.8 million.

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

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates currently in clinical trials or any product candidates we acquire or develop in the future, including obtaining necessary approvals for the sale of Anthim, upon consummation of  the pending acquisition of Elusys, in light of the fact that the manufacturing of the Anthim will not be at the facility that manufactured the Anthim previously sold by Elusys and therefore the facility will require regulatory approval. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA, demonstrating that the product candidate is safe, pure and potent, or effective for its intended use. This demonstration requires significant research including preclinical studies, as well as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Our product candidates are based on human cell lines produced by third parties and licensed by us. Cell line characterization and contamination is a known issue in biomedical research. For example, despite standard procedures to identify the origins and characteristics of our cell lines in early 2016 we discovered that the origin of the cell line used in HS-410 was misidentified. The misidentification resulted in the FDA placing our HS-410 Phase 2 clinical trial on partial clinical hold while the FDA reviewed certain updated documentation provided by us related to the misidentification. In the event we were to use a cell line in the future that is also misidentified, the clinical development of the product candidate utilizing the mischaracterized cell line could be materially and adversely affected, we could lose the right to use the cell line and our intellectual property rights relating to our development of product candidates based on that T-cell line could be materially and adversely affected. Although we have implemented certain additional procedures to properly identify our cell lines, we may not be able to detect that a cell line has been mischaracterized or mislabeled by a third party.

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

We are currently developing two product candidates HS-110 and HS-130 based upon our gp96 platform. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our gp96 platform. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our gp96 platform, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval of a BLA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of its product for many reasons.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these oncology competitors have oncology compounds already approved or in development and there are currently a few approved COVID-19 vaccines and one other approved Anthrax therapeutic. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

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

We have developed certain expertise in the formulation, development and/or manufacturing of biologics; however to date we have relied on third parties for substantially all of our manufacturing needs. To date, the selection and initial replication of our biological cell lines used in our trials has been performed by individuals working at third party laboratories over which we have little process or quality control and therefore the process and replication could be subject to human error. We currently lack all of the necessary resources and expertise to formulate or manufacture our own product candidates. The investigational products for our clinical trials are manufactured by our contractors under current good manufacturing practices, (“cGMPs”) and we have entered into agreements with commercial-scale manufacturers for the production and supply of investigational product for additional Phase 2 and Phase 3 clinical trials as well as commercialization. Our agreement with the manufacturer of our HS-110 product expired in October 2019. In addition, the manufacturer of our HS-110 has closed its facility where it manufactured our HS-110 and therefore future manufacture of HS-110 by such manufacturer will require additional regulatory approvals for the new manufacturing site. Any future orders with such manufacturer for HS-110 will be pursuant to the terms of purchase orders unless a new definitive agreement is entered into. If not renegotiated, we may experience longer manufacturing lead times for any purchase orders we place with either such manufacturer under purchase orders or any new manufacturer, especially in light of additional regulatory requirements due to the change in the manufacturing facility. In addition, our manufacturer for many of our other product candidates, do not currently have the capacity to engage in large scale manufacturing of our products and therefore we will be required to engage new manufacturers for many of our current early stage product candidates. Manufacturing considerations which may include, lead time and capacity considerations of our third-party manufacturers to provide clinical supply of our product candidates, could delay our clinical trials. We must also develop and validate a potency assay prior to submission of a license application. Such assays have traditionally proven difficult to develop for cell-based products and must be established prior to initiating any Phase 3 clinical trials. We have performed assay development work at our Texas laboratory to support our clinical needs as well as those of third parties. Elusys’s agreement with the manufacturer of Anthim is an exclusive agreement that expires ten years after regulatory approval of Anthim at a 6,000 liter scale for the manufacture of Anthim at a new facility at a higher scale. To date, the manufacturer has only manufactured Anthim at a 5,000 liter scale. Therefore, future manufacture of Anthim by such manufacturer will require additional regulatory approvals for the new manufacturing site and new scale. In an effort to decrease our dependence upon third party manufacturers and enhance efficiency, we are exploring the establishment of process development and manufacturing capability to support our clinical trials and potentially third party manufacturing needs. If any of our current product candidates, or any product candidates we may develop or acquire in the future, receive FDA approval, we may rely on one or more third-party contractors for manufacturing. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

For our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce our product candidates and manufacture our product candidates for our clinical studies. We currently depend on third-party suppliers for key materials and services used in its research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply us with adequate materials and services. We do not control the manufacturing processes of the CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or “cGMP”, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

For our current clinical trial of HS-110, we administer our product candidate in combination with another immunotherapy agent, nivolumab or pembrolizumab. Therefore, our success will be dependent upon the continued use of these other immunotherapy agents. We expect that our other product candidates will also be administered in combination with immunotherapy agents owned by third parties. If any of the immunotherapy agents that are used in our clinical trials are unavailable while the trials are continuing, our timeliness and commercialization costs could be impacted. In addition, if any of these other immunotherapy agents are determined to have safety of efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

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

If the FDA approves any of our product candidates, the labeling, manufacturing, packaging, adverse event reporting, storage, advertising, promotion and record keeping for our products will be subject to ongoing FDA requirements and continued regulatory oversight and review. As stated above, our manufacture of Anthim upon consummation of the pending acquisition of Elusys will require additional regulatory approval. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures. The subsequent discovery of previously unknown problems with any marketed product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

We have no experience selling, marketing or distributing products, and have no internal capability to do so.

To date, we have not had any sales, marketing or distribution capabilities. Although we intend to hire some of the Elusys employees who have such experience, we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our other proposed products, if approved. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in Anthim and the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to successfully market and sell our products in the United States or overseas on our own.

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

Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our products, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

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

Our research and development activities may involve the controlled use of biological and hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. We currently operate one laboratory in North Carolina, one laboratory in New Jersey and Pelican operates a laboratory in Texas. In our laboratory in Texas, we will perform contract services for third parties that could involve the use of biological and hazardous materials and chemicals. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

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

Our business strategy incorporates international expansion, including establishing and maintaining clinician marketing and education capabilities outside of the United States, expanding our relationships with distributors and manufacturers and expanding sales of Anthim upon consummation of the pending acquisition of Elusys. Doing business internationally involves a number of risks, including:

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

As part of our business strategy, we may pursue acquisitions of businesses and assets, such as we did with the Pelican. We may also make investments in other companies of technologies, new lines of business, or expansion of research bioanalytical development and manufacturing capacities. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. Other than our acquisition of the equity of Pelican in 2017 and planned acquisition of Elusys, we have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions or investments in other companies or technologies or new lines of business also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

A significant portion of Pelican’s funding has been through a grant it received from CPRIT. The CPRIT Grant includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event Pelican violates certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. After the CPRIT Grant ends, Pelican is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Pelican’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project take place in Texas, survive the termination of the agreement.

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

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. In addition, as the manufacturer of biodefense product sold to the U.S. government, Elusys has access to highly confidential government information. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. If we should engage in business in the European Union, including selling products such as Anthim, upon consummation of the acquisition of Elusys, we will be subject to such laws. For example, in the European Union, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

The GDPR also prohibits the transfer of personal data from the E.U. to countries outside of the E.U. unless made to a country deemed by the European Commission to provide adequate protection for personal data or accomplished by means of an approved data transfer mechanism (e.g., standard contractual clauses). Data protection authority guidance and enforcement actions that restrict companies’ ability to transfer data may increase risk relating to data transfers or make it more difficult or impossible to transfer E.U. personal data to the U.S.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy incorporates potential international expansion, including sales of Anthim, upon consummation of the pending acquisition of Elusys, outside of the United States. Doing business internationally involves a number of risks, including:

●	multiple, conflicting and changing laws and regulations such as tax and transfer pricing laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	being subject to additional privacy and cybersecurity laws;
●	failure by us or distributors to obtain regulatory approvals for the sale or use of products in various countries;
●	difficulties in managing foreign operations;
●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	reduced protection for intellectual property rights;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●	failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm future international expansion and operations and, consequently, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates and restrictions on the deployment of cash across global operations.

Although we report operating results in U.S. dollars, if we engage in sales of products internationally, our revenues and expenses are or will be denominated in currencies other than the U.S. dollar, particularly in Europe. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we will be required to translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across its global operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.

The FCPA and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties, including criminal and civil fines, potential loss of export licenses, possible suspension of the ability to do business with the federal government, denial of government reimbursement for products and exclusion from participation in government health care programs. We may operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure that the internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

Risk Related to the Pending Merger and Elusys.

If the conditions to the Merger are not met, the Merger will not occur.

Specified conditions must be satisfied or waived in order to complete the Merger, including, among others:

●	the respective representations and warranties of us and Elusys shall be true and correct in all material respects as of the date of the Merger Agreement and the closing;
●	performance or compliance in all material respects by us and Elusys with their respective covenants and obligations in the Merger Agreement;
●	Elusys shall have obtained any consents and waivers of approvals required in connection with the Merger; and
●	no material adverse effect with respect to us or Elusys or its subsidiaries shall have occurred since the date of the Merger Agreement.

The combined company may not experience the anticipated strategic benefits of the Merger.

The Merger is expected to provide certain strategic benefits to both parties that would not be realized  if Elusys was not acquired by Heat. Specifically, we believe the Merger should provide certain strategic benefits which would enable us to accelerate our business plan to combat infectious disease. The market price of our common stock however may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by us or Elusys or investors, financial analysts, or industry analysts. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

Our Chief Executive Officer and Chairman of the Board of Directors has a conflict of interest that may influence him to support funding of Elusys.

Jeffrey Wolf, the Chief Executive Officer and Chairman of the Board of Directors is the founder of Elusys, served on its  Board of Directors, and received a financial interest in the surviving subsidiary. Mr. Wolf has a direct or indirect financial interest in both Elusys and our company.

We may be unable to successfully integrate the Elusys businesses with our current management and structure.

Our failure to successfully complete the integration of Elusys could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating Elusys’s technology and retaining personnel;

●	estimating the capital, personnel and equipment required for Elusys based on the historical experience of management with the businesses they are familiar with; and

●	minimizing potential adverse effects on existing business relationships.

Elusys is substantially dependent on various US Government contracts that are material to its business and if the agreements were to be terminated, it would have an immediate material adverse effect on its business, operating results and financial condition.

Elusys expects to receive approximately $80 million in the aggregate from the SNS upon fulfillment of existing U.S. Government contracts CLIN 0001-0007 for ANTHIM, all of which subject to adjustments is to be paid over to the shareholders of Elusys. Elusys also intends to continue to seek other U.S. Government contracts for Anthim. If Elusys breaches the terms of its U.S. Government contracts, the U.S. Government has the right to terminate the agreement. If Elusys were to lose or otherwise be unable to maintain these contracts or be unable to secure new U.S. Government contracts in the future for Anthim, it would have an immediate material adverse effect on its business, operating results and financial condition.

Even if the Merger is consummated, we do not anticipate generating revenue from Anthim sales for several years.

Even if the Merger is consummated, we do not expect to derive revenue from the sale of Anthim for several years.  Although after the consummation of the Merger, we will receive payments from orders for Anthim previously contracted for prior to Closing, we will not retain such payments and instead will redistribute such payments to the stockholders of Elusys, subject to adjustments. Since substantially all of the current Anthim inventory is earmarked for contracts that have been previously entered into, we will be required to manufacture a new batch of Anthim before any new contracts for sales of Anthim can be fulfilled. Since it is not anticipated that we will have regulatory approvals or be able to complete manufacturing of Anthim for several years, it is not anticipated that we will generate revenue from Anthim sales for many years and there can be no assurance that regulatory approvals will be received or if received that they will be received when anticipated.

Our ability to generate product revenues from sale of Anthim after consummation of the Merger is dependent upon government spending and compliance with the government contracts.

To date, all of Elusys’ revenue has been derived from sale of Anthim to U.S. Governmental agencies.  If the U.S. government were to cut its healthcare spending and in particular its biodefense spending, our ability to generate revenue after consummation of the Merger from Anthim sales will be adversely impacted.

To date, Anthim has been sold to a limited number of customers and there can be no assurance that after consummation of the Merger we will be successful in expanding the number of Anthim customers.

To date, all of the sales of Anthim have been a limited number of sales to agencies of the United States. Our strategy is to expand the number of sales to such agencies as well as expand the customer base outside of the United States. To date, we have not had any experience with distribution and sales of commercial products.  There can be no assurance that there will be additional demand for Anthim or that we will be successful in our distribution and sale efforts.

In order to develop Anthim, wet will have to devote significant resources to Anthim.

Pursuant to the terms of the Merger Agreement, we have agreed to use reasonable efforts to commercialize Anthim.  Obtaining requisite regulatory approvals for the manufacture and sale of Anthim and manufacturing costs are anticipated to be significant. We have incurred significant losses from operations to date and expect our expenses to increase in connection with our ongoing activities, and the addition of Elusys’ activities. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all.

Elusys has been manufacturing the drug product with one manufacturer pursuant to the terms of an exclusive manufacturing agreement

To date, all Anthim bulk drug substance has been manufactured by a one manufacturer at a 5,000 liter scale pursuant to the terms of an exclusive manufacturing agreement.  Elusys’ ability to manufacture additional batches of bulk drug substance will be dependent upon the slotting availability of the manufacturer.  In addition, the manufacturer has decommissioned its 5,000 liter assets and therefore any further manufacturing by the manufacturer will be at a 6,000 liter scale.  This new scale will require new regulatory approval from the FDA, the timing of approval, if obtained cannot be certain.  In addition, there is no assurance that the bulk drug substance can be successfully manufactured at a 6,000 liter scale in a cost efficient manner.

Risks Related to Intellectual Property

We have limited protection for our intellectual property, which could impact our competitive position.

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We have obtained exclusive rights to license the technology for which patent protection has been obtained; however, certain patents expired in 2019 and such protection does not prevent unauthorized use of such technology. In addition, our licenses for certain cell lines are subject to non-exclusive licenses and do not have patent protection. Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results and financial condition.

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

For the years ended December 31, 2022, and 2023 our minimum annual payment obligations under our licensing agreements required to be paid by us or our subsidiaries with the passage of time, are approximately $0.8 million and $0.07 million, respectively. No assurance can be given that we will generate sufficient revenue or raise additional financing to make these minimum royalty payments or milestone payments owed to the Pelican Stockholders pursuant to the terms of the stock purchase agreement that we entered into with Pelican and certain stockholders of Pelican in March 2017. The license agreements also provide for certain developmental milestones, as does the purchase agreement that we entered into with Pelican and certain stockholders of Pelican in March 2017, including future payments to Pelican based on the achievement of certain milestones. No assurance can be given that we will meet all of the required developmental milestones or have sufficient funds to make required payments under the purchase agreement. Any failure to make the payments or reach the milestones required by the license agreements would permit the licensor to terminate the license and any failure to make payments under the purchase agreement would constitute a default under the purchase agreement. If we were to lose or otherwise be unable to maintain these licenses, it would halt our ability to market our products and technology, which would have an immediate material adverse effect on our business, operating results and financial condition.

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

We will need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. Over the next 12 months, we expect to hire additional new employees both in North Carolina and for Scorpion in Texas. In fact, due to the CPRIT Grant and tax incentives in Texas, we are required to hire and maintain employees in Texas. We compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful especially in light of the CPRIT Grant requirements, including the requirement that Pelican maintain its headquarters in Texas and use certain vendors, consultants and employees located in Texas. Attracting and retaining qualified personnel will be critical to our success.

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

Our failure to meet the continued listing requirements of The NYSE American LLC (the “NYSE American”) could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the NYSE American. If we fail to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, NYSE American may take steps to de-list our common stock. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. In the past our common stock was listed on the Nasdaq Capital Market and we received notices from the Listing Qualifications Department of Nasdaq Stock Market LLC (“Nasdaq”) that we failed to comply with the stockholder’s equity requirements and the minimum closing bid requirements. On June 21, 2019, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (May 9, 2019 through June 20, 2019), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). On July 24, 2020, we received written notice from The Nasdaq Capital Market that from July 10, 2020 through July 23, 2020, the closing bid price of our common stock has been at $1.00 per share or greater and accordingly we had regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter was now closed. There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the NYSE American going forward.

The possible issuance of common stock subject to options, restricted stock units and warrants may dilute the interests of stockholders.

As of March 9, 2022, awards for 2,925,664 shares of common stock are outstanding under our equity compensation plans and 423,225 shares of common stock remain available for grants under the plans. In addition, as of March 9, 2022, we have warrants exercisable for 747,383 shares of our common stock to third parties in connection with our public offerings. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 250,000,000 shares of our common stock and 10,000,000 shares of preferred stock. In certain circumstances, the common stock, as well as the awards available for issuance under the incentive plans, can be issued by our Board of Directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and common stock. Our Board of Directors is authorized to create and issue from time to time, only with stockholder approval, up to an aggregate of

10,000,000 shares of preferred stock of which 8,212,500 have been designated. The authority to designate preferred stock may be used to issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of the common stock or could also be used as a method of determining, delaying or preventing a change of control.

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

On March 9, 2022, we had 25,649,824 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our previously issued warrants to purchase shares of our common stock may not have any value. For example, we previously issued warrants in a public offering that have an exercise price of $11.55, $11.09 and $5.78 per share. In the event that our common stock price does not exceed the exercise price of our previously issued warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates, manufacture acquired product candidates and we build our CDMO facility. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. There are no other commitments by any person for future financing other than limited grant funding for the CDMO facility. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms that may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our Board of Directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Facilities

Our executive offices are located at 627 Davis Drive, Suite 400, Morrisville, North Carolina 27560. In October 2019, we entered into a lease that expires October 31, 2027 for 7,492 square feet of office and laboratory space for monthly rent of $17,525 exclusive of payments required for maintenance of common areas and utilities. In June 2021, we entered into a lease that expires 96 months from rent commencement date for 15,996 square feet of expanded office and laboratory space for monthly rent of $43,656 exclusive of payments required for maintenance of common areas and utilities. On the day immediately preceding the rent commencement date, the current lease will terminate.

In January 2018, Pelican entered into a five-year lease for 5,156 square feet of office and laboratory space located in San Antonio, Texas for monthly rent of $9,668, exclusive of payments required for maintenance of common areas and utilities.

In July 2020, and amended August 2021, we entered into a lease for our Skunkworx subsidiary in North Brunswick, New Jersey that is expected to expire July 1, 2023 for 2,725 square feet of laboratory space for monthly rent of $7,232 exclusive of payments required for utilities.

On October 5, 2021, Scorpion entered into a lease for approximately 20,144 square feet of office and lab space located at 1305 E. Houston Street, San Antonio, Texas 78205 for general office, laboratory, research, analytical, and/or biomanufacturing purposes for monthly base rent starting at $50,360.00 and increasing at the rate of three percent (3%) on an annual basis up to a maximum monthly base rent of $76,174.02.

We believe our existing properties are adequate for our current needs.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity

Market Information

Since February 14, 2022, our common stock has traded on the NYSE American under the symbol “HTBX”. Prior to February 14, 2022, our common stock traded on the Nasdaq Capital Market under the symbol “HTBX”.

Holders

As of March 9, 2022, there were approximately 21 stockholders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	2,622	$204.97	—
2014 Stock Incentive Plan	21,368	$158.60	16,620
2017 Stock Incentive Plan	38,227	$18.51	19,018
2018 Stock Incentive Plan (2)	2,847,755	$6.09	323,259
Total	2,909,972	$7.55	358,897

———————

(1)	The 2009 Stock Incentive Plan terminated, such that no further awards are available for issuance under this plan. Outstanding awards under this plan continue in accordance with the respective terms of such grants.
(2)	The 2018 Stock Incentive Plan has 750,000 shares authorized for issuance which are subject to forfeiture if not approved at the 2022 annual shareholder meeting.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2021.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2021 and December 31, 2020 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

We are a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines. Our gp96 platform is designed to activate the immune system. This platform has broad applications in cancer and infectious disease. Our platform leverages gp96’s role as a natural molecular warning system that presents antigens to the immune system. HS-110 (viagenpumatucel-L) is our first allogeneic (“off-the-shelf”) cell line biologic product candidate in a series of proprietary immunotherapies designed to stimulate a patient’s T-cells to destroy cancer. HS-130 is an allogeneic cell line engineered to express the extracellular domain of OX40 ligand fusion protein (OX40L-Fc), a key costimulator of T-cells, with the potential to augment antigen-specific CD4+ T-cell and CD8+ T-cell responses. We have initiated development of a new COVID-19 vaccine program under our Zolovax, Inc. subsidiary that utilizes our gp96 platform to secrete SARS-CoV-2 antigens. Our subsidiary Pelican Therapeutics, Inc. (“Pelican”), is developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting DR3/TNFRSF25 for systemic administration.

These programs are designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. We have completed the following clinical milestones:  patient enrollment completed for our HS-110 Phase 2 non-small cell lung cancer (NSCLC) clinical trial, enrollment and dosing of fifteen patients in our HS-130 Phase 1 clinical trial, and dosing of fifteen patients in our PTX-35 Phase 1a clinical trial.

We are also providing pre-clinical, CMC development, and administrative support for these programs, while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. As we advance our clinical programs, we are in close contact with our CROs and clinical sites to monitor the impact of COVID-19 on our studies, current timelines, and costs.

In an effort to decrease our dependence upon third party manufacturers and enhance efficiency, we are designing and building a cGMP facility in San Antonio, Texas for bioanalytics, process development and manufacturing activities. We will also offer external customers fee-for-service contracting after completion of the build out.

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

As a molecular chaperone, gp96 is typically found within the cell’s endoplasmic reticulum and facilitates the folding of newly synthesized proteins for functionalized tasks. When a cell abnormally dies through necrosis or infection, gp96 is naturally released into the surrounding microenvironment. At this moment, gp96 becomes a Danger Associated Molecular Protein, or “DAMP”, a molecular warning signal for localized innate activation of the immune system. In this context, gp96 serves as a potent adjuvant, or immune stimulator, via Toll-Like Receptor 4/2 (TLR4 and TLR2) signaling which serves to activate antigen presenting cells (APCs), such as dendritic cells that upregulate T-cell costimulatory ligands, major histocompatibility (MHC) molecules and immune activating cytokines. It is among the most powerful adjuvants found in the body and uniquely shows exclusive specificity to CD8+ “killer” T-cells through cross-presentation of the gp96-chaperoned tumor associated peptide antigens directly to MHC class I molecules for direct activation and expansion of CD8+ T-cells. Thus, gp96 plays a critical role in the mechanism of action for our T-cell activating platform immuno-therapies; mimicking necrotic cell death and activating a powerful, tumor antigen-specific T-cell immune response to attack the patient’s cancer cells.

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

Pelican, our subsidiary, is a biotechnology company focused on developing an agonist mAb, PTX-35, against a T-cell costimulatory receptor, DR3/TNFRSF25. PTX-35 has completed IND-enabling activities in preparation for a first-in-human (FIH) trial for oncology. Pelican has initiated its first clinical trial site for PTX-35 and began dosing patients in the Phase 1 clinical trial. PTX-35 is designed to harness the body's natural antigen specific immune activation and tolerance mechanisms to reprogram immunity and provide a long-term, durable clinical effect. DR3/TNFRSF25 agonism has been shown to provide highly selective and potent stimulation of antigen experienced ‘memory’ CD8+ cytotoxic T-cells, which are the class of long-lived T-cells capable of eliminating tumor cells in patients. Due to the preferential specificity of PTX-35 to antigen experienced CD8+ T-cells, this agent represents a promising candidate as a T-cell co-stimulator in cancer patients.

When combined in preclinical studies with Heat’s gp96 platform immunotherapies and an anti-PD-1 checkpoint inhibitor, PTX-35 has been shown to enhance antigen specific T-cell activation to eliminate tumor cells. Pelican is also developing other biologics that target DR3/TNFRSF25 for various immunotherapy approaches.

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

Recent Developments

On December 20, 2021, we entered into the Merger Agreement with Merger Sub, Elusys and Fortis Advisors LLC, pursuant to which, subject to certain conditions, we will acquire Elusys through the Merger of Merger Sub with Elusys. The acquisition of Elusys has not been completed and is subject to several conditions.  See “Potential Elusys Acquisition” below for additional information regarding the Merger Agreement.

Funding/Liquidity

We commenced active operations in June 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our most advanced product candidates. To date, we have primarily financed our operations with net proceeds from the sale of our securities including, our July 2013 initial public offering in which we received net proceeds of $24.3 million, our March 2015 public offering in which we received net proceeds of $11.1 million, our March 2016 public offering in which we received net proceeds of $6.1 million, an additional $3.9 million from the exercise of warrants, our March 2017 public offering in which we received net proceeds of approximately $4.1 million, our November 2017 public offering in which we received net proceeds of approximately $2.4 million, our May 2018 public offering in which we received net proceeds of approximately $18.8 million and an additional $4.8 million from the exercise of warrants, our November 2018 public offering in which we received net proceeds of approximately $12.7 million and our January 21, 2020 public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $6.4 million. As of December 31, 2021, we have received $13.7 million in grant funding from the CPRIT Grant through Pelican. We have also raised an aggregate of $140.1 million through at-the-market offerings, including $25.6 million during the year ended December 31, 2021. Cash and cash equivalents at March 9, 2022 were approximately $86.8 million. As of December 31, 2021, we had an accumulated deficit of $165.7 million. We had net losses of $35.4 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively.

We expect to continue to incur significant expenses and continued losses from operations for the foreseeable future and we do not anticipate to generate revenue from any product sales for several years, including Anthim upon consummation of the pending acquisition of Elusys, which will take several years to conduct full scale manufacturing for commercial sale and obtain required regulatory approvals and anticipate only generating minimal revenue from our manufacturing facility in the next few years until the facility is fully operational and we develop a customer base. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline and continue construction of the cGMP manufacturing facility in San Antonio, Texas and related equipment expenses. Furthermore, we anticipate increased costs associated with the manufacture of Anthim, upon completion of the pending Elusys acquisition, and the increase in headcount upon completion of the pending acquisition of Elusys. In addition, if we expand our operations we will incur additional expenses which could be significant. Furthermore, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. As currently planned, we expect to have sufficient funds to fund our operations into 2024. We will need to obtain substantial additional future funding in connection with our future planned clinical trials, the manufacturing facility that we are building out in San Antonio, Texas, full scale manufacturing of Anthim upon completion of the pending Elusys acquisition, and any new opportunities we may pursue. We also expect our general and administrative expenses to increase upon the consummation of our planned acquisition of Elusys due to increased headcount and cash consideration and other expenses set forth in the Merger Agreement that we have agreed to pay.  Adequate additional financing may not be available to us on acceptable terms, or at all. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Grants Receivable and Revenue

Our 2021 and 2020 revenue primarily consisted of research funding from our CPRIT Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received.

In-process R&D

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. See Note 7 regarding impairment at December 31, 2021. The IPR&D assets were acquired on April 28, 2017 when we acquired Pelican.

Goodwill and In-Process R&D Impairment

Goodwill and in process R&D may result from our business acquisitions. In-process research and development is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

We test goodwill and in-process R&D for impairment each year as of April 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, we recognize a goodwill loss in an amount equal to any excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues, launch costs and operating costs, which take into consideration expectations of competitive, business, and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.

Determining the fair value of IPR&D is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows risk-adjusted discount rates and estimated future revenues, launch costs and operating costs, which take into consideration expectations of competitive, business, and economic environments. The fair value is then compared to the carrying value and if the carrying value exceeds fair value an impairment charge is recognized.

Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill and in process R&D, which could have a significant effect on our current and future results of operations and financial position.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, we reflect in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, we had no unrecognized income tax benefits and correspondingly there is no impact on our effective income tax rate associated with these items. Our policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, we had no such accruals.

Contingent Consideration

Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a probability-weighted income approach utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. The fair value of restricted stock units is estimated based on the closing price of our stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for as they occur. We apply the Black-Scholes-Merton option pricing model to determine the fair value of our stock options awards. Inherent in this model are assumptions related to expected stock-price volatility, expected option life, risk-free interest rate and dividend yield. We use an average historical stock price volatility of our own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms. We estimate the expected life of our options using the simplified method. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate remaining at zero. We account for forfeitures as they occur. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing our developmental products into advanced phase clinical trials as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation, in-process R&D impairment, and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of our product candidates, and other expenses relating to the design, development, and testing and enhancement of our product candidates.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and we are currently evaluating the expected impact of this standard but do not expect it to have a material impact on its consolidated financial statements upon adoption.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 and 2020

Revenues

The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican was required to raise $7.6 million in matching funds over the life of the project.

As of December 31, 2021, CPRIT has provided $13.7 million of the total $15.2 million grant. The remaining $1.5 million will become available on a reimbursement basis, rather than in advance of expending the funds as in prior grant years. As of December 31, 2021, we have provided Pelican with approximately $7.6 million which was used to satisfy Pelican’s matching fund obligation under the first four years of the CPRIT Grant.

Upon commercialization of the product, the terms of the Grant Contract require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

We recognized grant revenue of $2.1 million for the year ended December 31, 2021 for qualified expenditures under the grant. We recognized $2.8 million grant revenue related to CPRIT during the year ended December 31, 2020. As of December 31, 2021, we have a remaining $1.5 million to be awarded, on a reimbursement basis, after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. Funds received are reflected in deferred revenue as a liability until revenue is earned. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable. Grant revenue is recognized when qualifying costs are incurred.

Operating Expenses

Total operating expenses for the years ended December 31, 2021 and 2020, were $37.5 million and $29.1 million, respectively. For the year ended December 31, 2021 operating expenses are primarily comprised of research and development, general and administrative expenses, goodwill impairment loss, and a change in the fair value of contingent consideration related to Pelican. Research and development expenses were $18.8 million, general and administrative expenses were $16.8 million, goodwill impairment loss was $1.5 million, and the change in fair value of contingent consideration was $0.4 million for the year ended December 31, 2021 as compared to research and development expenses of $12.9 million, general and administrative expenses of $14.9 million, and the change in fair value of contingent consideration of $1.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, research and development expenses represented approximately 50% of operating expenses, general and administrative expenses represented approximately 45%, goodwill impairment loss represented approximately 4%, and change in fair value of contingent consideration 1% of operating expenses. For the year ended December 31, 2020, research and development expenses represented approximately 45% of operating expenses, general and administrative expenses represented approximately 51%, and change in fair value of contingent consideration 4% of operating expenses.

Research and development expense

Research and development expenses increased to $18.8 million from $12.9 million for the years ended December 31, 2021 and December 31, 2020. The components of R&D expense are as follows, in millions:

	For the Year Ended
	December 31,
	2021	2020
Programs
HS-110	$1.7	$1.3
HS-130	0.9	0.8
PTX-35	2.9	2.0
COVID-19	1.8	0.5
RapidVax	0.1	—
Other programs	0.1	0.5
In-process R&D Impairment	2.4	—
Unallocated research and development expenses	8.9	7.8
	$18.8	$12.9

●	HS-110 increased by $0.4 million, reflecting the current period mix of development activities, primarily due to increased costs associated with the transition of patients from active treatment into long-term follow-up, and increased manufacturing costs.
●	HS-130 expense increased by $0.1 million due to the completion of enrollment of patients, third-party regulatory consulting, and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense increased by $0.9 million, primarily consisting of manufacturing development and patient dosing.
●	COVID-19 program increased by $1.3 million, which primarily represents an increase in sponsored research agreement costs and manufacturing costs.
●	RapidVax was initiated in Q4 2021 and primarily consists of consulting costs.
●	Other programs expenses decreased by $0.4 million and include preclinical costs associated with our Zika program, T-cell costimulatory programs, and laboratory supplies.
●	In-process R&D had a $2.4 million impairment loss recorded in 2021.
●	Unallocated research expenses increased by $1.1 million primarily from increased clinical and CMC consulting expenses and Skunkworx lab and personnel costs.

General and administrative expense

General and administrative expense increased approximately 13% to $16.8 million for the year ended December 31, 2021 compared to $14.9 million for the year ended December 31, 2020. The increase of $1.9 million is primarily due to the increase in salaries, D&O insurance expense, and legal fees.

Change in fair value of contingent consideration

We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was $0.4 million for the year ended December 31, 2021 compared to the change in fair value of contingent consideration of $1.2 million for the year ended December 31, 2020. The decrease in fair value for the year ended December 31, 2020 was primarily due to the payment of the first milestone to the Pelican stockholders in 2020 and fewer adjustments to the probability of achieving milestones and holding timelines constant.

Goodwill impairment loss

During the year ended December 31, 2021, we experienced a sustained decline in the quoted market price of our common stock and as a result we determined that it was more likely than not that the carrying value of goodwill exceeded its estimated fair value. Accordingly, we performed an impairment analysis using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. As a result, we recorded a goodwill impairment loss of $1.5 million on the goodwill during the year ended December 31, 2021. No impairment was recorded during the year ended December 31, 2020.

Change in fair value of warrant liability

During the year ended December 31, 2020, we issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, were recorded as a derivative liability and was adjusted to fair value at the end of the reporting period resulting in $1.0 million of warrant expense. The adjustment to the fair value of the derivative liability for the year ended December 31, 2021 was de minimis.

Interest Income

Interest income was $0.8 million for the year ended December 31, 2021 compared to $0.6 million for the year ended December 31, 2020. The increase is due to the investment in various short-term financial instruments that generated interest income during the year ended December 31, 2021.

Other (expense) income, net

Other income (expense), net was $1.0 million expense for the year ended December 31, 2021, compared to $0.3 million income for the year ended December 31, 2020. This change was primarily due to unrealized losses associated with our short-term investments.

Income tax benefit (expense)

Income tax benefit of $0.1 million for the year ended December 31, 2021 related to the ASC 350 impairment charge against our IPR&D asset. Since that is an indefinite-lived intangible asset, we recognized a net deferred tax liability of $0.2 million due to the asset value decreasing.

Net loss attributable to Heat Biologics, Inc.

We had a net loss attributable to Heat Biologics, Inc. of $35.1 million, or ($1.41) per basic and diluted share for the year ended December 31, 2021 compared to a net loss attributable to Heat Biologics, Inc. of $26.0 million, or ($1.63) per basic and diluted share for the year ended December 31, 2020.

BALANCE SHEET AS OF DECEMBER 31, 2021 AND 2020

Short-term Investments. Short-term investments were $88.3 million as of December 31, 2021 compared to $100.8 million as of December 31, 2020. The decrease is primarily due the sale of investments and transferring the cash to fund clinical trials and other operations.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets was approximately $2.9 million as of December 31, 2021 and $1.8 million as of December 31, 2020. The $1.1 million increase was primarily attributable to our upfront payments to certain vendors for our clinical trials related to PTX-35.

Property, Plant & Equipment. PP&E was approximately $2.2 million as of December 31, 2021, and $0.7 million as of December 31, 2020. The increase is attributed to a $1.5 million increase in lab equipment purchased for Heat and Skunkworx.

Grants Receivable. We had grants receivable of $1.3 million as of December 31, 2021 compared to no grants receivable as of December 31, 2020. The CPRIT grant will award the remaining grant funds, on a reimbursement basis, after Heat has fulfilled every requirement of the grant and the grant has been approved to be finalized. The receivable relates to reimbursable costs incurred related to PTX-35.

Other assets. Other assets was approximately $12.2 million and $0 as of December 31, 2021 and 2020, respectively. The $12.2 million increase is directly attributable to equipment purchases in 2021 for Scorpion’s new facility in San Antonio, Texas, which is expected to commence operations in the second quarter of 2022.

In-Process R&D. As of December 31, 2021 and 2020, we had in-process R&D of $3.5 million and $5.9 million from our acquisition of Pelican, respectively. The carrying value of this asset decreased by $2.4 million due to an in-process R&D impairment charge for the year ended December 31, 2021.

Goodwill. As of December 31, 2021 and December 31, 2020, we had goodwill of $0.0 million and $1.5 million, respectively, from our acquisition of Pelican. The carrying value of this asset decreased by $1.5 million due to a full impairment charge for the excess of the reporting unit’s carrying value over its fair value in 2021.

Accounts Payable. Accounts payable was approximately $0.9 million and $1.1 million as of December 31, 2021 and December 31, 2020. Accounts payable remaining steady with only a $0.2 million decrease is due to payables for investigator site payments for our clinical trials remained steady.

Deferred Revenue. We had short term deferred revenue of $0 and $0.6 million as of December 31, 2021 and December 31, 2020, respectively. This short term deferred revenue represents proceeds received for the CPRIT grant but for which the costs had not been incurred or the conditions of the award had not been met. We had long term deferred revenue of $35,000 and $0.2 million as of December 31, 2021 and 2020. The decrease of $0.2 million was due to recognition of grant revenue from termination of a City of San Antonio economic development grant agreement for Pelican.

Accrued Expenses and Other Liabilities. Accrued expenses were approximately $2.4 million at December 31, 2021 compared to $1.6 million at December 31, 2020. The increase is primarily due to higher clinical expense accruals.

Operating and financing lease liabilities. Current and long term liabilities related to operating and finance leases was $1.9 million as of December 31, 2021 and $1.8 million as of December 31, 2020. These balances are related to our office lease and equipment leases.

Deferred Tax Liability. Deferred tax liability was approximately $0.2 million and $0.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. The decrease is a result of the ASC 350 impairment charge against our IPR&D asset.

Contingent Consideration. As of December 31, 2021, we had contingent consideration of $3.3 million compared to $2.9 million for the year ended December 31, 2020 related to our acquisition of Pelican which is recorded on our consolidated balance sheets. This amount represents the fair value of future milestone payments to Pelican shareholders which were discounted in accordance with ASC 805. We perform an analysis on a quarterly basis and for the year ended December 31, 2021, we determined the change in the estimated fair value of the contingent consideration to be approximately $0.4 million due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement.

LIQUIDITY AND CAPITAL RESOURCES

Current and Future Financing Needs

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the year ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of December 31, 2021, we had an accumulated deficit of approximately $165.7 million. We had net losses of $35.4 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services and are currently building the facility. Our proposed expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. The future forecasted investment to build out the facility with labs, equipment, and staff will be approximately $23.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice, who is purchasing the equipment for the CDMO facility, has paid $12.2 million for equipment through the fourth quarter of 2021 and approximately $7.5 million is expected to be spent in the first quarter of 2022 is included in the $23.5 million. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by second quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of February 28, 2022 we have spent $15.8 million on laboratory related manufacturing equipment for the San Antonio facility. We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

Furthermore, upon consummation of our pending acquisition of Elusys, we anticipate increased costs associated with the manufacture of Anthim and the increase in headcount due to the acquisition of Elusys. Pursuant to the terms of the Merger Agreement we agreed to cash consideration at Closing of $3 million plus additional expenses of $1.6 million that we were obligated to pay and are obligated to pay an additional $2 million, subject to adjustment upon attainment of certain milestones.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, manufacture of Anthim, upon consummation of our pending acquisition of Elusys, and our manufacturing facility construction and set up.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;

●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any;
●	clinical laboratory development and testing;
●	manufacturing facility construction costs and equipment costs; and
●	manufacturing costs of Anthim upon consummation of the pending acquisition of Elusys.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of December 31, 2021, we had approximately $96.4 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the year ended December 31 2021 was $38.1 million compared to $22.0 million during the same period in 2020. The increase was primarily due to an increased net loss of $9.0 million, a decrease in the change in fair value of common stock warrants of $1.0 million, a decrease in the change in fair value of contingent consideration of $0.8 million, an increase in other assets of 12.2 million.

Investing activities. Net cash provided by investing activities was $9.8 million during year ended December 31, 2021 compared to $95.4 million used during the same period in 2020. The increase is from the change in net purchases of short-term investment purchases and sales of $106.8 million from 2021 to 2020.

Financing activities. Net cash provided by financing activities was $25.5 million during the year ended December 31, 2021 compared to $119.3 million during the year ended December 31, 2020. The decrease of $93.8 million was primarily due to a $91.1 million net decrease of sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co., net of the decrease in related stock issuance costs of $2.4 million, partially offset by a public offering of shares that occurred in 2020 of $6.6 million.

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

Item 8.        Financial Statements and Supplemental Data

See pages F-1 through F-32.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Principal Executive Officer and Principal Financial Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, our internal controls over financial reporting were effective at the reasonable assurance level based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our last quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	58	Chairman of the Board of Directors, Chief Executive Officer and President	2008

William L. Ostrander	54	Chief Financial Officer and Secretary	2019

John Monahan, Ph.D.	75	Director	2009

John K.A. Prendergast, Ph.D.	68	Director	2016

Edward B. Smith, III	46	Director	2010

Jeffrey Wolf, Chairman of the Board of Directors, Chief Executive Officer and President

Mr. Wolf has served our Chairman of the Board of Directors, Chief Executive Officer and President since our inception. He founded Heat Biologics in August 2008. Mr. Wolf served from June 1997 to March 2011, as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, Inc., a gene therapy company where he was a co-founder and director; TyRx Pharma, a Princeton-based company focused on the development of bio-compatible polymers where he was a co-founder and Chairman and Elusys, where he was for several years a co-founder, Chairman and Chief Executive Officer; and Generation One, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Synthetic Biologics, Inc., a clinical stage company developing therapeutics to protect the gut microbiome.

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

William L. Ostrander, Chief Financial Officer and Secretary

Mr. Ostrander currently serves as our Chief Financial Officer, a position he was appointed to on January 4, 2021 and has served as our Secretary since September 25, 2019 when he joined our company as Vice President of Finance. Mr. Ostrander has over 22 years of experience in financial management at public and private companies. From November 2014 until joining our company, Mr. Ostrander served as Executive Director of Finance at Liquidia Technologies, Corporation, a publicly-traded biopharmaceutical company. Prior to that, he served as Senior Director of Finance and Accounting at KBI Biopharma, a biopharmaceutical contract services company. He also served as Manager of Finance at LexisNexis Risk Solutions, a data analytics solutions company. Prior to that, he served as Controller of Seisint Inc., a private information products company that was acquired by LexisNexis. He also served as Senior Manager, Finance and held other accounting and finance positions for Boca Research, a data communications hardware manufacturer. Mr. Ostrander holds a B.S. in Finance from Central Michigan University.

John Monahan, Ph.D., Director

Dr. Monahan has served on our Board of Directors since November 2009. Dr. Monahan Co-Founded Avigen Inc. in 1992, a pharmaceutical company. Over a 12 year period as CEO of Avigen he raised over $235M in several private and public financings including its IPO. From 1989 to 1992, he was VP of R&D at Somatix Therapy Corp., and from 1985 to 1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc. Prior to that, from 1982 to 1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche AG. and from 1975 to 1977 he was an instructor at Baylor College of Medicine located in Houston, Texas. He received his Ph.D. in Biochemistry in 1974 from McMaster University in Canada and his B.Sc. from University College in Dublin, Ireland in 1969. Dr. Monahan is a Scientific Advisory Board member of Agilis Biotherapeutics, LLC. Dr. Monahan currently is a board member of Synthetic Biologics, Inc., and served as a scientific advisory consultant to Synthetic Biologics, Inc. from 2015 to November 10, 2020, prior to his appointment as a board member, and from 2010 through 2015 he was the Senior Executive Vice President of Research & Development at Synthetic Biologics, Inc He is also a board member of a number of Irish biotech companies including Genable Technologies Ltd., Cellix Ltd., Luxcel Biosciences Ltd., and GK Technologies, Inc. and from August 2016 until May 2021, also was a board member of Anixa Biosciences, Inc. (formerly ITUS Corporation).

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

* Dr. Prendergast serves as our independent Lead Director.

Audit Committee

Our common stock is listed on the NYSE American. Under the rules of NYSE American, independent directors must comprise a majority of a listed company’s board of directors and all members of our audit, compensation and nominating and governance committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that Dr. Monahan, Mr. Smith and Dr. Prendergast, representing three of our four directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NYSE American. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. We intend to comply with the other independence requirements for committees within the time periods specified above

Dr. Monahan, Mr. Smith, and Dr. Prendergast currently serve as members of the Audit Committee. The Board has determined that Dr. Monahan, Mr. Smith and Dr. Prendergast are each “independent” in accordance with the NYSE American definition of independence and each is an “audit committee financial expert”, as defined by the SEC regulations, and each has the related financial management expertise within the meaning of the NYSE American rules. The primary purpose of the Audit Committee is to act on behalf of the Board of Directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to its charter, our Audit Committee reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all our “Related Party Transactions.” For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404. In addition, the Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company and the Company’s internal controls and legal compliance functions. The Committee also reviews, prior to publication, our quarterly earnings releases and our reports to the Securities and Exchange Commission on Forms 10-K and 10-Q. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.heatbio.com. The charter describes the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Dr. Monahan, Mr. Smith, and Dr. Prendergast, each of whom is deemed to be independent in accordance with the NYSE American definition of independence. Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. This Committee determines, approves, and reports to the Board of Directors on all elements of compensation of our executive officers. The Compensation Committee also has the power to prescribe, amend, and rescind rules relating to our stock incentive plans, to recommend the grant of options and other awards under the stock incentive plans, and to interpret the stock incentive plans.

The Compensation Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.heatbio.com.

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2021, the Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

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

When selecting a new director nominee, the Committee first determines whether the nominee must be independent for NYSE American purposes or whether the candidate must qualify as an “audit committee financial expert.” The Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm to assist in the identification of qualified director candidates. The Committee also will consider nominees recommended by our stockholders. The Nominating and Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. The Committee evaluates the suitability of potential nominees, taking into account the current board composition, including expertise, diversity and the balance of inside and independent directors. The Nominating and Governance Committee endeavors to establish a diversity of background and experience in a number of areas of core competency, including business judgment, management, accounting, finance, knowledge of our industry, strategic vision, research and development and other areas relevant to our business.

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

Ad Hoc Committees

From time to time we establish ad hoc committees to address particular matters. During 2021, we established a Special Committee comprised of Dr. Monahan, Dr. Prendergast, and Mr. Smith to review and negotiate the Merger Agreement with Elusys.

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

Dr. Prendergast serves as the Lead Director. In that role, he presides over the Board’s executive sessions, during which our independent directors meet without management, and he serves as the principal liaison between management and the independent directors of the Board. The Lead Director also:

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021.

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

Item 11.        Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2021 executive compensation program for our named executive officers.

Set forth below is the compensation paid or accrued to our Named Executive Officers during the years ended December 31, 2021 and December 31, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (9)		Options (9)		Other		Total
Jeffrey Wolf	2021	$539,623	$270,000	$2,633,525	(1)	$1,964,424	(2)	$500,000	(3)	$5,907,572
Chairman and Chief Executive Officer	2020	$440,406	$220,203	$910,800	(4)	$4,348,528	(5)	$500,000	(6)	$6,419,937

William L. Ostrander	2021	$274,817	$96,250	$—		$451,602	(7)	$—		$822,669
Chief Financial Officer	2020	$226,600	$45,321	$—		$66,427	(8)	$—		$338,348

(1)	Mr. Wolf was issued 288,100 shares of restricted stock on January 4, 2021 and 246,305 shares of restricted stock on December 13, 2021.
(2)	Mr. Wolf was issued 147,980 option awards on January 4, 2021, 42,216 option awards on August 2, 2021 for the subsidiary plans as described in Note 11 to the Company’s audited consolidated financial statements for the years ended December 31, 2021 and 2020, 161,774 option awards on December 13, 2021 and 231,987 option awards on December 30, 2021. The December 31, 2021 option grant is subject to forfeiture if an amendment to the 2018 Stock Incentive Plan to increase the number of shares of common stock available for grant is not approved by our stockholders.
(3)	This is a special bonus to cover the estimated taxes from the 246,305 restricted share award granted on December 13, 2021.
(4)	Mr. Wolf was issued 282,857 shares of restricted stock on January 2, 2020.
(5)	Mr. Wolf was issued 285,714 option awards on July 28, 2020 and 201,728 option awards on August 24, 2020 pursuant to a contract obligation in his employment agreement that entered into in 2009.
(6)	This is a special bonus to cover the estimated taxes from the 288,100 restricted share award granted on January 4, 2021.
(7)	Mr. Ostrander was issued 51,487 option awards on January 4, 2021, 2,127 option awards on August 2, 2021 for the subsidiary plans as described in Note 11, to the Company’s audited financial statements for the years ended December 31, 2021 and 2020, and 68,807 option awards on December 13, 2021.
(8)	Mr. Ostrander was issued 21,428 option awards on March 12, 2020.
(9)	For all stock options and stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Assumptions made in the calculation of these amounts are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2021 and 2020.

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

B. Compensation Administration

Roles and Responsibilities of Compensation Committee

The primary purpose of the Compensation Committee is to conduct reviews of our general executive compensation policies and strategies and oversee and evaluate our overall compensation structure and programs. The Compensation Committee confirmed that total compensation paid to our Named Executive Officers during the year ended December 31, 2021, was reasonable and competitive. The following were our Named Executive Officers for the year ended December 31, 2021: Jeffrey Wolf, our Chief Executive Officer and William L. Ostrander, our Chief Financial Officer (collectively, our “Named Executive Officers”). Responsibilities of the Compensation Committee include, but are not limited to:

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

Use of Compensation Consultant

The Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”), a nationally-recognized global human resources consulting firm, as its independent compensation advisor in 2020 and 2021. Meridian principally provides analysis, advice and recommendations regarding named executive officer and non-employee director compensation as well as guidance and considerations on our long-term incentive program for all eligible employees including salary, bonus, benefits and equity awards for our executive officers and retainers, meeting fees and equity awards for our directors. Meridian reports to the Chairman of the Compensation Committee and has direct access to the other members of the Compensation Committee. Meridian does not provide any other services to the Company other than in its role as the Compensation Committee’s independent advisor. The Compensation Committee has evaluated Meridian’s reports and, as they considered appropriate to achieve the best interests of the Company and its stockholders, implemented the recommendations.

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

C. Competitive Considerations

In making compensation decisions with respect to each element of compensation for our Named Executive Officers, the Compensation Committee believes that it is important to be informed as to the competitive market practices at similarly situated public companies. In setting 2021 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Meridian effective January 4, 2021. Meridian conducted a comprehensive assessment of our Named Executive Officer’s pay program relative to a peer group of 17 similarly-situated public companies that were pre-revenue cancer therapeutics companies with market capitalizations between $150 million and $1.5 billion. The elements of the Named Executive Officer’s pay programs assessed against peer group practices for 2021 included: (1) base salary, (2) target annual incentives (bonuses), (3) target total cash compensation, (4) long-term incentives and (5) target total direct compensation. In addition, Meridian also provided an analysis of our pay mix relative to peer group practices. Meridian’s assessment included our Chief Executive Officer and Chief Financial Officer. The Compensation Committee considered the competitive market pay data of our peer group that was included in Meridian’s analysis and relevant survey data when setting each Named Executive Officer’s compensation.

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

Initial base salaries for the Named Executive Officers were set by their initial respective employment contracts and are reviewed annually by the Compensation Committee. The Compensation Committee determined that our Chief Executive’s Officer’s and Chief Financial Officer’s 2021 base salary levels were below market practice of our peer group; therefore the base salaries were increased in January 2021. The 2020, 2021, and 2022 base salaries for our current Named Executive Officers are as follows:

Named Executive Officer	Base Salary 2020	Base Salary 2021	Base Salary 2022
Jeffrey Wolf, Chief Executive Officer	$440,406	$540,000	$561,600
William L. Ostrander, Chief Financial Officer	$226,600	$275,000	$350,000

2. Bonuses

For 2021, the Compensation Committee recommended to the full Board of Directors the following bonus payouts to our Named Executive Officers:

●	Jeffrey Wolf bonus. The Board approved the Compensation Committee’s recommendation that Mr. Wolf receive a $270,000 cash bonus (50% of gross salary). In addition, in recognition of Mr. Wolf’s achievements in successfully financing our company and expanding the product development pipeline, the Board approved the Compensation Committee’s recommendation that Mr. Wolf also receive a $500,000 cash bonus in 2021 to cover his estimated taxes with respect to a restricted stock award that he received on December 13, 2021.
●	William Ostrander bonus. The Board approved the Compensation Committee’s recommendation that Mr. Ostrander receive a $96,250 cash bonus (35% of gross base salary).

The employment agreement with Jeffrey Wolf that was in effect during 2020 and 2021 provided that he was eligible for a cash performance bonus of up to fifty percent (50%) of his base as well an equity bonus in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. William L. Ostrander’s offer letter that was in effect for 2020 provided for an annual bonus of up to twenty percent (20%) of his base and as well as an equity bonus in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. The cash performance bonus was increased to thirty percent (30%) when he was promoted to Chief Financial Officer effective January 4, 2021 and increased to thirty five percent (35%) in December 2021. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it.

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

In 2020 and 2021 the Compensation Committee determined the size of equity awards granted to the Named Executive Officers based on the following factors: accounting impact, peer group market data, our company performance and each Named Executive Officer’s position, role and responsibilities, experience, tenure, individual performance and pro forma percent ownership. In addition, the Compensation Committee considered that there was a lack of realizable value from their prior awards since substantially all of the prior awards were of significant low value and/or underwater or held low value. The Compensation Committee also sought to better align the Chief Executive Officer’s equity ownership interest in our company with that of other chief executive officers of our peer group companies. The Compensation Committee determined in January 2021 and December 2021 to grant a combination of options and restricted stock awards to the Chief Executive Officer and options to the Chief Financial Officer.

In January 2021, Jeffrey Wolf was granted 288,100 restricted stock awards as part of his long-term incentive compensation for the year ended January 2021. On December 13, 2021, Mr. Wolf was also awarded 246,305 shares of restricted common stock, half of which vests immediately and the remaining half vests on January 1, 2022. The 246,305 shares of restricted stock were awarded pursuant to the terms of an amended and restated restricted stock agreement. The restricted stock awards will vest 50% immediately and 50% on the one-year anniversary of the grant date. The restricted stock agreements with respect to the foregoing grants, among other things, prohibit transfers of the restricted stock prior to the two-year anniversary of the grant date other than by will, laws of descent and distribution and in the event of death. In addition, sales or transfers made after the two year anniversary of the grant date are subject to the right of us to buy back the stock at any time that the holder desires to sell the restricted stock at a price equal to the lower of the closing price per share and 17 times the closing price per share on the date of grant with respect to the 2020 and 2021 grants and 10 times the closing price per share on the date of grant with respect to the 2021 grants. In January 2021, Mr. Wolf was also granted an option to purchase up to 147,980 shares of common stock that vest on the two-year anniversary of the grant date. On December 13, 2021 and December 31, 2021, Mr. Wolf was awarded an option to purchase 161,774 and 231,987 shares of our common stock, respectively.

On December 13, 2021, Mr. Ostrander was awarded a ten-year option to purchase 68,807 shares of our common. Mr. Ostrander was issued 51,487 option awards on January 4, 2021.

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

On August 2, 2021, the Board of Directors adopted the Heat Biologics, Inc. 2021 Subsidiaries Stock Incentive Plan (the “SSIP”). The SSIP is designed to compensate employees of our subsidiaries based on their responsibilities and for their contributions to the successful achievement of certain corporate goals and objectives of such subsidiaries and to share the success and risks of such subsidiaries based upon achievement of business goals.  In addition, in August we issued to Mr. Wolf options under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpion, Abacus, and Blackhawk, respectively and we issued Mr. Ostrander 2,127 shares the common stock of Scorpion, all subject to forfeiture if the Subsidiary Plan was not approved by our stockholders at our annual meeting so stockholders.  At our Annual Meeting of Stockholders held on September 15, 2021, the SSIP was approved by our stockholders. Skunkworx, Scorpion, Abacus, and Blackhawk currently have 200,100, 200,100, 200,000 and 200,000 shares outstanding.

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

Outstanding Equity Awards at Fiscal Year-End (December 31, 2021)

	Option Awards					Stock Awards
								Market
	Number of		Number of			Number of		value of
	securities		securities			shares or		shares or
	underlying		underlying			units of		units of
	unexercised		unexercised	Option	Option	stock that		stock that
	options/		options/	exercise	expiration	have not		have not
Name and Principal Position	exercisable		unexercisable	price	date	vested		vested
Jeffrey Wolf	1,428	(1)	—	$603.40	06/11/2024	—		—
Chairman and	178	(2)	—	$317.10	1/12/2025	—		—
Chief Executive Officer	1,343	(3)	—	$172.90	1/11/2026	—		—
	1,071	(4)	—	$60.20	12/30/2026	—		—
	1,785	(5)	—	$60.90	1/03/2027	—		—
	8,331	(6)	177	$27.79	1/07/2028	—		—
	102,856	(7)	11,429	$7.42	1/02/2029	—		—
	285,714	(8)	—	$14.49	7/28/2030	—		—
	201,728	(9)	—	$8.40	8/24/2030	—		—
	—	(10)	147,980	$5.67	1/04/2031	—		—
	3,933	(11)	6,705	$1.30	8/02/2031	—		—
	3,892	(12)	6,634	$1.67	8/02/2031	11,429	(13)	$34,744	(13)
	3,892	(14)	6,634	$0.01	8/02/2031	12,858	(15)	$39,088	(15)
	3,892	(16)	6,634	$0.01	8/02/2031	84,858	(17)	$171,979	(17)
	—	(18)	161,774	$4.06	12/13/2031	144,050	(19)	$437,912	(19)
	—	(20)	231,987	$4.06	12/30/2031	123,153	(21)	$374,385	(21)

William L. Ostrander	6,026	(22)	4,688	$3.64	9/25/2029	—		—
Chief Financial Officer	9,374	(23)	12,054	$4.20	3/12/2030	—		—
	17,162	(24)	34,325	$5.67	1/04/2031	—		—
	787	(25)	1,340	$1.30	8/02/2031	—		—
	—	(26)	68,807	$4.06	12/13/2031	—		—

(1)	All shares are fully vested as of January 2016.
(2)	All shares are fully vested as of December 2018.
(3)	All shares are fully vested as of December 2019.
(4)	All shares are fully vested as of December 2020.
(5)	All shares are fully vested as of January 2021.
(6)	Issued January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.
(7)	Issued January 2, 2019, 57,142 shares vested on January 2, 2019; 34,285 shares vested on January 2, 2020; 11,429 shares vested on January 2, 2021 and 11,429 shares vest on January 2, 2022.
(8)	All shares vested on July 28, 2020.
(9)	All shares vested on August 24, 2020.
(10)	Issued January 4, 2021, these shares fully vest on January 4, 2023.
(11)	Issued August 2, 2021, these Scorpion subsidiary plan option shares vest 1,282 shares on October 15, 2021; 9,356 over a 10-month period and will be fully vested in August 2022.
(12)	Issued August 2, 2021, these Skunkworx subsidiary plan option shares vest 1,282 shares on October 15, 2021; 9,258 over a 10-month period and will be fully vested in August 2022.
(13)	Issued January 2, 2019, 57,142 restricted stock units vested January 2, 2019; 34,286 vested January 2, 2020; 11,428 vested January 2, 2021; and 11,429 vest January 2, 2022. Amount represents the value of shares at December 31, 2021. Market value based on closing price of the common stock of $3.04 on December 31, 2021.
(14)	Issued August 2, 2021, these Abacus subsidiary plan option shares vest 1,282 shares on October 15, 2021; 9,258 over a 10-month period and will be fully vested in August 2022.

(15)	Issued December 30, 2019, 64,285 restricted stock units vested December 30, 2019; 38,571 vested December 30, 2020; 12,857 vested December 30, 2021; and 12,857 vest December 30, 2022. Amount represents the value of shares at December 31, 2021. Market value based on closing price of the common stock of $3.04 on December 31, 2021.
(16)	Issued August 2, 2021, these Blackhawk subsidiary plan option shares vest 1,282 shares on October 15, 2021; 9,258 over a 10-month period and will be fully vested in August 2022.
(17)	Issued January 2, 2020, 141,428 restricted stock units vested January 2, 2020; 84,858 vested January 2, 2021; 28,285 vest January 2, 2022; and 28,286 vest January 2, 2023. Amount represents the value of shares at December 31, 2021. Market value based on closing price of the common stock of $3.04 on December 31, 2021.
(18)	Issued December 13, 2021, these shares fully vest on December 13, 2023.
(19)	Issued January 4, 2021, 144,050 restricted stock units vested January 4, 2021; 144,050 vest January 4, 2022. Amount represents the value of shares at December 31, 2021. Market value based on closing price of the common stock of $3.04 on December 31, 2021.
(20)	Issued December 30, 2021, these shares fully vest on December 30, 2023.
(21)	Issued December 13, 2021, 123,052 restricted stock units vested December 13, 2021; 123,053 vest January 1, 2022. Amount represents the value of shares at December 31, 2021. Market value based on closing price of the common stock of $3.04 on December 31, 2021.
(22)	Issued September 25, 2019, these shares vest over a 48-month period and will be fully vested in September 2023.
(23)	Issued March 12, 2020, these shares vest over a 48-month period and will be fully vested in March 2024.
(24)	Issued January 4, 2021, 17,162 shares vested on January 4, 2021; 17,162 vest on January 4, 2022; and 17,163 vest on January 4, 2023.
(25)	Issued August 2, 2021, these Scorpion subsidiary plan option shares vest 1,282 shares on October 15, 2021; 9,356 over a 10-month period and will be fully vested in August 2022.
(26)	Issued December 13, 2021, these shares vest over a 48-month period and will be fully vested in December 2025.

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

Effective September 24, 2019 we entered into an offer letter with Mr. Ostrander to serve as our Vice President of Finance and Secretary. Effective January 4, 2021, Mr. Ostrander, was promoted to Chief Financial Officer. In connection with Mr. Ostrander’s new role as our Chief Financial Officer, effective January 4, 2021, we entered into an amendment (the “Ostrander Amendment”) to the offer letter, dated September 23, 2019, which had been amended on January 1, 2020. Pursuant to the Ostrander Amendment, Mr. Ostrander’s base salary was increased from $226,600 to $275,000 and his bonus target was increased to 30% of his base salary. Mr. Ostrander was also eligible for other benefits consistent with those received by our other executives.

On December 15, 2021, we entered into a four-year employment agreement, effective as of January 1, 2022, with William Ostrander (the “Ostrander Employment Agreement”), to continue to serve as our Chief Financial Officer and Corporate Secretary.  The Ostrander Employment Agreement replaced the Offer Letter entered into by us with Mr. Ostrander, dated September 23, 2019, as amended on January 1, 2020 and January 4, 2021. Pursuant to the Ostrander Employment Agreement, Mr. Ostrander is entitled to an annual base salary of $350,000 and will be eligible for discretionary performance bonus payments of thirty-five percent (35%) of his annual base salary.  If Mr. Ostrander’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated by us without Just Cause (as defined in the Ostrander Employment Agreement) then in addition to paying the Accrued Obligations, (i) we shall continue to pay his then current base salary for a period of six (6) months; and (ii) the vesting on all unvested options shall be accelerated so that all options shall become fully vested. If his employment is terminated within one year of a Change of Control (as defined in the 2018 Stock Incentive Plan), he will be paid his then current base salary for a period of six (6) months.

2021 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2021 regarding the compensation of our directors who at December 31, 2021 were not also named executive officers.

	Fees Earned
	or Paid	Option	Stock
Name and Principal Position	in Cash	Awards	Awards	Totals
John Monahan, Ph.D. (1)	$86,500	$381,434	$—	$467,934
John K. A. Prendergast, Ph.D. (2)	$286,000	$407,505	$784,002	$1,477,507
Edward B. Smith, III (1)	$97,500	$381,434	$—	$478,934

1)	The stock options are computed in accordance with FASB ASC 718 and reflect the value of an option to (i) purchase 65,217 shares of common stock granted on January 4, 2021 to Dr. Monahan and Mr. Smith that vest 100% on grant date, (ii) 32,467 shares of common stock granted on December 30, 2021 to Dr. Monahan and Mr. Smith that vest pro-rata monthly over 12 months, and (iii)129,820 shares of common stock granted on December 30, 2021 to Mr. Prendergast that vest pro-rata monthly over 12 months, subject to continued service as a board member through such date. The fair value of the options was calculated in accordance with FASB ASC 718, and the assumptions used are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2021 and 2020. Each of the option grants is subject to forfeiture if an amendment to the 2018 Stock Incentive Plan to increase the number of shares of common stock available for grant is not approved by our stockholders.
2)	Restricted stock awards are computed in accordance with FASB ASC 718 and reflect the aggregate grant date fair value of 138,272 shares granted on January 4, 2021 that vest 100% vest on grant date subject to continued service as a board member through such date. The fair value of the restricted stock is based on the closing stock price of an unrestricted share of the Company's common stock on the grant date. As of December 31, 2021, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

	Aggregate	Aggregate
	Number of	Number of
Name	Option Awards	Stock Awards
John Monahan, Ph.D.	143,695	–
John K. A. Prendergast, Ph.D.	135,684	238,271
Edward B. Smith, III	143,695	–

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

Item 12.        Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 9, 2022, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 9, 2022, we had 25,649,824 shares of common stock outstanding.

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

				Total
				Number of
			Shares	Shares
	Common		subject to	Beneficially	Percentage
Name of Beneficial Owner	Stock		Options (1)	Owned	Ownership
Executive Officers & Directors
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (2)	1,094,045	(3)	645,615	1,739,660	6.6%
William L. Ostrander (Chief Financial Officer and Secretary)	1,597		57,843	59,440	*
John K. A. Prendergast, Ph.D. (Director)	238,272	(4)	49,137	287,409	1.1%
John Monahan, Ph.D. (Director)	73		119,907	119,980	*
Edward B. Smith, III (Director)	143		119,907	120,050	*

All Executive Officers and Directors, as a group (5 persons)	1,334,130		992,409	2,326,539	8.7%

*     less than 1%

(1)	Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of March 9, 2022.
(2)	Includes 11,025 shares of common stock held by Orion Holdings V, LLC and 10,231 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Does not include 26,468 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. In addition, if our company is traded on a recognized national exchange or Nasdaq while Mr. Wolf is employed by us and the market capitalization of our company is equal to or in excess of $500 million for at least fifteen consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board.
(3)	Includes 814,144 unvested shares received pursuant to restricted stock awards granted in December 2019 and January 2020 that are subject to forfeiture.
(4)	Includes 5,715 unvested shares received pursuant to restricted stock awards granted in January 2020 that are subject to forfeiture.

The following table sets forth information, as of March 9, 2022, or as otherwise set forth below, with respect to the beneficial ownership of our directors and named executive officers of the common stock of each of our subsidiaries set forth below and (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group.

	Pelican Therapeutics, Inc.(1)		Skunkworx Bio, Inc.(2)		Abacus Biotech, Inc.(2)		Scorpion Biological Services, Inc.(2)		Blackhawk Bio, Inc.(2)
Name of Beneficial Owner	Common Stock Beneficially Owned	%	Common Stock Beneficially Owned	%	Common Stock Beneficially Owned	%	Common Stock Beneficially Owned	%	Common Stock Beneficially Owned	%
Jeffrey Wolf	178,829	3.1%	10,526	5.0%	10,526	5.0%	10,638	5.0%	10,526	5.0%
William Ostrander	—		—		—		2,127	1.0%	—
John K. A. Prendergast, Ph.D.	—		—		—		—		—
John Monahan, Ph.D.	2,605	*	—		—		—		—
Edward B. Smith, III	15,148	*	—		—		—		—

Total	196,582	3.4%	10,526	5.0%	10,526	5.0%	12,765	6.0%	10,526	5.0%
*	less than 1%
(1)	The shares of common stock of Pelican were issued to each individual prior Pelican becoming a subsidiary of our company.
(2)	Consists of options issued in each applicable subsidiary pursuant to The Heat Biologics, Inc. 2021 Subsidiaries Stock Plan. Percent is the beneficial ownership percent for each individual in the applicable subsidiary.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Pursuant to our charter, our Audit Committee shall review on an on-going basis for potential conflicts of interest, and approve if appropriate, all our “Related Party Transactions” as required by  Section 120 of the NYSE American Company Guide. For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

The following is a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2020 Director Compensation” and Part III, Item 11. “Executive Compensation:”

Compensation paid to our executive officers during 2020 and 2021 and equity awards granted to our executive officers and directors during 2020, 2021, 2022 and payments due to interests in Pelican, are disclosed under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2021 Director Compensation” and Part III, Item 11. “Executive Compensation” and Note 4 to the Company's audited consolidated financial statements for the years ended December 31, 2021 and 2020 “Acquisition of Pelican Therapeutics.”

On December 20, 2021, we entered into the Merger Agreement with Merger Sub, Elusys and Fortis Advisors LLC pursuant to which, subject to certain conditions, we intend to acquire Elusys through the Merger. Elusys was formed in 1998 by Jeff Wolf, our President, Chief Executive Officer and Chairman of the Board of Directors, who is a director of Elusys and directly and through affiliated entities owns approximately 1.2% of the outstanding stock of Elusys, in the form of common stock, which is subordinate in terms of distributions to the Elusys preferred stock. However, pursuant to the terms governing the Elusys preferred stock, the preferred stockholders of Elusys will receive all of the initial $5 million of Merger Consideration and all of the net payments from the $31 million of revenues related to fulfillment of the existing SNS contract. While the amount of earn out payments, if any, to be made over the 12 year period following closing is very uncertain, it also presently seems likely that most if not all of such payments will also be paid to the preferred stockholders of Elusys under the terms of such preferred stock. See” Business - Recent Developments” for a more complete description of the Merger Agreement.

Indemnification agreements

Our third amended and restated certificate of incorporation contains provisions limiting the liability of directors and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors.

Independence of the Board of Directors

The Board of Directors undertook a review of the independence of the members of the Board of Directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Directors has determined that all of our current directors, except Mr. Wolf, due to his position as President and Chief Executive Officer of our company, are “independent” as that term is defined under the rules of NYSE American. As a result, Dr. Monahan, Dr. Prendergast and Mr. Smith are deemed to be “independent” as that term is defined under the rules of NYSE American. See the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.        Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2021 and 2020 by BDO USA, LLP.

	December 31,	December 31,
	2021	2020
Audit Fees and Expenses (1)	$376,123	329,213
(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2021 and 2020:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2021 and 2020

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description

1.1

Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among Heat Biologics, Inc., B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2020 (File No. 001-35994))

1.2

Amendment No. 1, dated December 10, 2020, to the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among Heat Biologics, Inc., B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the SEC on December 10, 2020 (File No. 001-35994))

2.1

Merger Agreement, dated December 20, 2021, by and among Heat Biologics, Inc., Heat Acquisition Sub 1, Inc. and Elusys Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2021 (File No. 001-35994))

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on May 29, 2013 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 30, 2013 (File No. 333-188365))

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017 (File No. 001-35994))

Exhibit No.	Description

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2018 (File No. 001-35994))

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission March 23, 2018 (File No. 001 35994))

3.6

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2019 (File No. 001-35994))

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on March 23, 2020 (File No. 001 35994))

3.8

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001 35994))

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

4.7#	2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on June 13, 2014 (File No. 333-196763))
4.8#

Amended and Restated Heat Biologics, Inc. 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 22, 2015))

4.9#	2017 Stock Incentive Plan (incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on July 11, 2017 (File No. 333-219238))
4.10

Rights Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated March 11, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2018 (File No. 001-35994))

4.11#	2018 Stock Incentive Plan ((incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))
4.12

Warrant Agency Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated May 2, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))

4.13	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 21, 2018 (File No. 001-35994))

Exhibit No.	Description

4.15	Amendment No. 1 to Rights Plan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))
4.16

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

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020 (File No. 001-35994))
4.18*	Description of Securities of Heat Biologics, Inc.
4.19

Amendment No. 3 to the Rights Agreement dated as of March 8, 2021 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, and Amendment No. 2 thereto, dated as of March 10, 2020, by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on March 12, 2021 (File No. 001-35994))

4.20

Heat Biologics, Inc. 2021 Subsidiaries Stock Incentive Plan (incorporated by reference as Exhibit B to the Heat Biologics, Inc. Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

4.21

Amendment No. 4 to the Rights Agreement dated as of March 8, 2021 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, Amendment No. 2 thereto, dated as of March 10, 2020, and Amendment No. 3 thereto dated as of March 8, 2021 by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.5 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2022 (File No. 001-35994)

10.1**

License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021 (File No. 001-35994))

10.2**

License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021 (File No. 333-001-35994))

10.3**

License Agreement (SS114A) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (incorporated by reference to Exhibit 10.4 to the Current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021 (File No. 001-35994))

10.4#

Employment Agreement with Jeffrey Wolf dated December 18, 2009 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.5#

Amendment to Employment Agreement with Jeffrey Wolf dated as of January 1, 2011 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.6

Amendment to License Agreement (UM97-14) dated April 29, 2009 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.7

Exclusive License between Heat Biologics, Inc. and the University of Michigan dated July 22, 2011 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.8

Option Contract for Exclusive License between Heat Biologics, Inc. and the University of Miami dated April 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

10.9#

Amendment to Employment Agreement, dated as of January 20, 2014, between the Company and Jeffrey Wolf (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2014 (File No. 001-35994))

Exhibit No.	Description

10.10#

Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.11#

Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.12#

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 15, 2016 (File No. 001-35994))

10.13#

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35994))

10.14

Amendment to License Agreement (UM97-14) between the University of Miami and Heat Biologics, Inc. effective July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.15

Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.16

Exclusive License Agreement (UMIP-114/Strbo) between the University of Miami and Zolovax, Inc., a wholly-owned subsidiary of Heat Biologics effective October 24, 2016 (incorporated by reference to Exhibit 10.5 to the Current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021 (File No. 001-35994))

10.17#

Amendment to Employment Agreement between the Company and Jeffrey Wolf, dated January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.18#

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.19

Stock Purchase Agreement by and among Heat Biologics, Inc., with Pelican Therapeutics, Inc. (“Pelican”), and certain stockholders in Pelican (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on March 8, 2017 (File No. 001-35994))

10.20

First Amendment to Exclusive License Agreement between The Regents of The University of Michigan and Heat Biologics, Inc. (UM File Number 3680) dated December 1, 2016 (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2017 (File No. 001-35994))

10.21

First Amendment to Stock Purchase Agreement, dated March 29, 2017, by and among Heat Biologics, Inc., Pelican Therapeutics, Inc. and Josiah Hornblower as representative of the Stockholders (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2017 (File No. 001-35994))

10.22*+	License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.), dated July 11, 2008, (UM03-31, UM05-39)
10.23*+	License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 12, 2010 (UMI176)
10.24*+	Amendment to License Agreement between Heat Biologics, Inc. and University of Miami (UM03-31, UM05-39) dated April 20, 2009
10.25*+

Second Amendment to License Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) and University of Miami dated August 11, 2009 (UMC-131, UMC-139) (incorporated by reference to Exhibit 10.7 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.26*+	License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated November 19, 2013 (UMI143 and UMN 106)
10.27*+	CPRIT Grant

Exhibit No.	Description

10.28*+	Assignment and Assumption Agreement between Heat Biologics, Inc. and Pelican Therapeutics, Inc.(f/k/a Heat Biologics II, Inc.) dated June 26, 2009 (UM131-31, UM139)
10.29#

Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.77 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.30#

Form of Non-Statutory Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.78 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.31#

Form of Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.79 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.32#

Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.33#

Form of Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.34#

Form of Notice of Award under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.35#

Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.36#

Heat Biologics, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.37

Lease between Durham KTP Tech 7, LLC and Heat Biologics, Inc. dated April 17, 2019 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2019 (File No. 001-35994))

10.38#

Amendment No. 1 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-35994))

10.39

Offer Letter by and between Heat Biologics, Inc. and William L. Ostrander, dated September 23, 2019 (incorporated by reference to Exhibit 10.2 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2019 (File No. 001-35994))

10.40#

Amendment to Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.41#

Amendment to Offer Letter between Heat Biologics, Inc. and William Ostrander, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.42#

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.43#

Amendment no. 2 to the Heat Biologics 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2020)

10.44

Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2020 (File No. 001-35994))

Exhibit No.	Description

10.45+	Attachment F to CPRIT Contract (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2020)
10.46#

Amendment No. 3 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2020)

10.47

Amendment, dated December 7, 2020, to License Agreement (UMI-176) between the University of Miami and Heat Biologics, Inc. effective December 12, 2010 (incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001-35994))

10.48

Amendment, dated December 7, 2020, to License Agreement (UMSS-114) between the University of Miami and Heat Biologics, Inc. effective July 11, 2008 (incorporate by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001-35994))

10.49

Amendment, dated December 7, 2020, to License Agreement (D-107) between the University of Miami and Heat I, Inc. effective February 18, 2011 (incorporate by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001-35994))

10.50

Exclusive License Agreement between the University of Miami and Zolovax, Inc. dated as of December 31, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.51#

Amendment to Offer Letter between Heat Biologics, Inc. and William Ostrander, dated as of January 4, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.52#

Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, dated as of January 4, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.53#

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.54#

Separation Agreement dated December 31, 2020 between Heat Biologics, Inc. And Jeff Hutchins (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.55

Lease between Durham Keystone Tech 7, LLC and Heat Biologics, Inc. dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021 (File No. 001-35994))

10.56#

Form of Stock Option Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

10.57#

Form of Restricted Stock Purchase Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

10.58#

Heat Biologics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule A filed with the Securities and Exchange Commission on August 3, 2021 ) (File No. 001-35994))

10.59

Lease between Merchants Ice II, LLC and Heat Biologics, Inc. dated June October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021 (File No. 001-35994))

10.60#

Form of Amended and Restated Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021(File No.001-35994)

10.61#

Employment Agreement effective as of January 1, 2022 by and between Heat Biologics, Inc. and William Ostrander (incorporated by reference to Exhibit 10.2 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021(File No.001-35994)

Exhibit No.	Description

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)
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

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

*     Filed herewith.

##   Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

+   Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2022.

HEAT BIOLOGICS, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 11, 2022

By:	/s/ William L. Ostrander
William L. Ostrander
Chief Financial Officer, and Secretary
(Principal Financial and Principal Accounting Officer)
Date: March 11, 2022

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

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	March 11, 2022

/s/ William L. Ostrander	Chief Financial Officer, and Secretary	March 11, 2022
William L. Ostrander	(Principal Financial and Principal Accounting Officer)

/s/ John Monahan, Ph.D.	Director	March 11, 2022
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	March 11, 2022
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith, III	Director	March 11, 2022
Edward B. Smith, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heat Biologics, Inc.

Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heat Biologics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Contingent Consideration

As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company has recorded a contingent consideration liability of approximately $3.3 million related to the acquisition of Pelican Therapeutics, Inc. on April 27, 2017. Contingent consideration is measured at fair value using a probability-weighted income approach utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, the estimated timing of milestone achievement, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones.

We have identified the estimate of contingent consideration as a critical audit matter. Due to the Company’s limited historical clinical trial experience, the inherent uncertainty involved in estimating the probabilities of success and time to milestones, and the complexity of the valuation methodology utilized by management, auditing the contingent consideration liability required increased auditor effort, including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Assessing management’s estimated timing of milestone achievement and probabilities of success by corroborating with clinical development personnel knowledgeable of the current progression of the product candidate and performing a retrospective review over management’s estimates from prior periods.
●	Evaluating the reasonableness of inputs and assumptions used by management to determine the probabilities of success and timing of achievement of milestones by comparing them to external market and industry data.
●	Utilizing professionals with specialized knowledge and experience in valuation to evaluate the valuation methodology applied by management, as well as assessing the appropriateness of the discount rate selected by management.

Impairment of Goodwill and In-process R&D

As described in Notes 2 and 7 to the Company’s consolidated financial statements, the Company has recorded goodwill and in-process R&D (“IPR&D) in connection with the acquisition of Pelican Therapeutics, Inc. on April 27, 2017. The Company tests goodwill and in-process R&D for impairment each year as of April 1, or more frequently should a significant impairment indicator occur. During the fourth quarter of 2021, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the income approach which resulted in the recognition of goodwill and IPR&D impairment expenses of approximately $1.5 million and $2.4 million, respectively.

We identified the valuation performed in connection with the impairment assessment of goodwill and IPR&D as a critical audit matter. The impairment assessment required significant judgments related to (i) forecasted financial information, including the estimation of future development costs, the probability of success in various phases of its development programs and potential post-launch cash flows, and (ii) estimate of risk-adjusted weighted average cost of capital. Due to the Company’s limited historical clinical trial experience, the inherent uncertainty involved in estimating the future cash flows and the risk-adjusted weighted average cost of capital, and the complexity of the impairment methodology utilized by management, auditing the impairment analysis required increased auditor effort, including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the estimated future development costs by performing a retrospective review in comparison to previous management estimates,
•	Comparing estimated probabilities of success, future development costs, and potential post-launch costs used by management to external market and industry data.
●	Utilizing professionals with specialized knowledge and experience in valuation to evaluate the valuation methodology applied by management, and to test specific assumptions including the weighted average cost of capital.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Raleigh, North Carolina

March 11, 2022

HEAT BIOLOGICS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Current Assets
Cash and cash equivalents	$8,053,879	$10,931,890
Short-term investments	88,324,922	100,842,438
Accounts receivable	66,049	177,239
Prepaid expenses and other current assets	2,886,520	1,842,620
Total Current Assets	99,331,370	113,794,187

Property and Equipment, net	2,158,479	676,262

Other Assets
In-process R&D	3,500,000	5,866,000
Goodwill	—	1,452,338
Grant receivable	1,318,359	—
Operating lease right-of-use asset	1,782,884	2,035,882
Finance lease right-of-use asset	470,700	247,194
Other assets	12,193,540	—
Deposits	205,901	122,779
Total Other Assets	19,471,384	9,724,193

Total Assets	$120,961,233	$124,194,642

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$922,782	$1,051,764
Deferred revenue, current portion	—	603,717
Operating lease liability, current portion	350,343	278,753
Finance lease liability, current portion	260,574	108,127
Accrued expenses and other liabilities	2,419,676	1,614,534
Contingent consideration, current portion	593,037	—
Contingent consideration, related party - current portion	174,333	—
Total Current Liabilities	4,720,745	3,656,895

Long Term Liabilities
Other long-term liabilities	53,530	36,243
Derivative warrant liability	11,020	33,779
Deferred tax liability	215,937	361,911
Deferred revenue, net of current portion	35,000	237,500
Operating lease liability, net of current portion	1,060,856	1,301,636
Financing lease liability, net of current portion	255,429	160,240
Contingent consideration	1,990,118	2,250,844
Contingent consideration, related party	585,027	661,671
Total Liabilities	8,927,662	8,700,719

Commitments and Contingencies (Note 9 and 13)

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 and 250,000,000 shares authorized, 25,649,824 and 22,832,428 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5,055	4,519
Additional paid-in capital	278,890,153	247,048,349
Accumulated deficit	(165,718,953)	(130,647,485)
Accumulated other comprehensive loss	(67,941)	(166,056)
Total Stockholders' Equity - Heat Biologics, Inc.	113,108,314	116,239,327
Non-Controlling Interest	(1,074,743)	(745,404)
Total Stockholders' Equity	112,033,571	115,493,923

Total Liabilities and Stockholders' Equity	$120,961,233	$124,194,642

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	December 31,
	2021	2020
Revenue:
Grant and contract revenue	$2,112,806	$2,947,969

Operating expenses:
Research and development	18,821,278	12,938,895
General and administrative	16,828,229	14,934,436
Goodwill impairment loss	1,452,338	—
Change in fair value of contingent consideration	430,000	1,199,000
Total operating expenses	37,531,845	29,072,331

Loss from operations	(35,419,039)	(26,124,362)

Change in fair value of warrant liability	22,758	(1,012,167)
Investor relations expense	—	(66,767)
Interest income	815,316	566,718
Other (expense) income, net	(965,816)	255,189
Total non-operating income (loss)	(127,742)	(257,027)

Net loss before income taxes	(35,546,781)	(26,381,389)
Income tax benefit (expense)	145,974	—
Net loss	(35,400,807)	(26,381,389)
Net loss - non-controlling interest	(329,339)	(331,652)
Net loss attributable to Heat Biologics, Inc.	$(35,071,468)	$(26,049,737)

Net loss per share, basic and diluted	$(1.41)	$(1.63)

Weighted-average common shares outstanding, basic and diluted	24,913,942	15,982,568

Comprehensive loss:
Net loss	(35,400,807)	(26,381,389)
Unrealized gain (loss) on foreign currency translation	98,115	(154,806)
Total comprehensive loss	(35,302,692)	(26,536,195)
Comprehensive loss attributable to non-controlling interest	(329,339)	(331,652)
Comprehensive loss - Heat Biologics, Inc.	$(34,973,353)	$(26,204,543)

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2019	$965	$118,179,635	$(104,597,748)	$(11,250)	$(413,752)	$13,157,850
January 2020 investment offering, net of underwriters discounts	572	4,105,577	—	—	—	4,106,149
ATM raise	2,635	117,370,860	—	—	—	117,373,495
Issuance of common stock from vesting of restricted stock awards	56	(56)	—	—	—	—
Stock issuance costs	—	(3,103,833)	—	—	—	(3,103,833)
Stock based compensation	—	6,377,857	—	—	—	6,377,857
Exercise of warrants	227	3,442,095	—	—	—	3,442,322
Exchange of warrants	64	773,266	—	—	—	773,330
Payment of cash in lieu of fractional shares	—	(97,052)	—	—	—	(97,052)
Other comprehensive loss	—	—	—	(154,806)	—	(154,806)
Net loss	—	—	(26,049,737)	—	(331,652)	(26,381,389)
Balance at December 31, 2020	4,519	247,048,349	(130,647,485)	(166,056)	(745,404)	115,493,923
ATM raise	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	110	(110)	—	—	—	—
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock based compensation	—	6,168,981	—	—	—	6,168,981
Cancellation and payout of fractional shares	(3)	3	—	—	—	—
Issuance of restricted stock	3	(3)
Exercise of options	6	27,255	—	—	—	27,261
Other comprehensive loss	—	—	—	98,115	—	98,115
Net loss	—	—	(35,071,468)	—	(329,339)	(35,400,807)
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(35,400,807)	$(26,381,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	1,452,338	—
In-process R&D impairment loss	2,366,000	—
Depreciation and amortization	607,667	333,152
Noncash lease expense	83,809	95,600
Noncash interest expense	21,970	17,972
Noncash investor relations expense	—	66,767
Stock-based compensation	6,168,981	6,377,857
Change in fair value of common stock warrants	(22,758)	1,012,167
Change in fair value of contingent consideration	430,000	1,199,000
Unrealized loss (gain) on investments	842,538	(44,871)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	110,111	(140,559)
Prepaid expenses and other current assets	(1,060,915)	(1,419,395)
Grant receivable	(1,318,359)	—
Other assets	(12,193,540)	—
Accounts payable	(126,937)	(452,778)
Accrued expenses and other liabilities	929,023	(223,882)
Deferred revenue	(806,217)	(2,769,101)
Deferred tax liability	(145,974)	—
Other long-term liabilities	17,286	36,243
Deposits	(83,122)	271,858
Net Cash Used in Operating Activities	(38,128,906)	(22,021,359)

Cash Flows from Investing Activities
Purchase of short-term investments	(66,960,279)	(105,925,802)
Sale of short-term investments	78,635,257	10,842,157
Purchase of property and equipment	(1,904,713)	(337,972)
Proceeds from disposal of property and equipment	—	2,168
Net Cash Provided By (Used in) Investing Activities	9,770,265	(95,419,449)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants	—	6,600,971
Proceeds from the issuance of common stock	26,304,282	117,373,495
Proceeds from exercise of stock options	27,261	—
Proceeds from the exercise of warrants	—	675,675
Stock issuance costs	(658,184)	(3,103,833)
Cash paid for fractional shares in connection with reverse stock split	—	(97,052)
Payment of contingent consideration	—	(2,005,000)
Proceeds from PPP loan	—	702,000
Repayment of PPP loan	—	(702,000)
Repayments on principal of finance lease	(183,010)	(115,199)

Net Cash Provided by Financing Activities	25,490,349	119,329,057

Effect of exchange rate changes on cash and cash equivalents	(9,719)	3,754

Net Change in Cash and Cash Equivalents	(2,878,011)	1,892,003

Cash and Cash Equivalents – Beginning of Period	10,931,890	9,039,887

Cash and Cash Equivalents – End of Period	$8,053,879	$10,931,890

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained on operating lease commencements	$88,596	$75,244
Right-of-use assets obtained on operating lease modifications	$37,767	$—
Right-of-use assets obtained on financing lease commencements	$408,677	$173,822
Supplemental disclosure of non-cash investing and financing activities:
Allocation of proceeds from public offering to warrant liabilities	$—	$2,494,823
Cashless exercise of warrants classified as liabilities	$—	$2,766,647
Cashless exchange of warrants classified as liabilities	$—	$773,330

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization

Heat Biologics is a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines. Our gp96 platform is designed to activate the immune system. This platform has broad applications in cancer and infectious disease. The Company platform leverages gp96’s role as a natural molecular warning system that presents antigens to the immune system. HS-110 (viagenpumatucel-L) is the Company’s first allogeneic (“off-the-shelf”) cell line biologic product candidate in a series of proprietary immunotherapies designed to stimulate a patient’s T-cells to destroy cancer. HS-130 is an allogeneic cell line engineered to express the extracellular domain of OX40 ligand fusion protein (OX40L-Fc), a key costimulator of T-cells, with the potential to augment antigen-specific CD4+ T-cell and CD8+ T-cell responses. We have initiated development of a new COVID-19 vaccine program under our Zolovax, Inc. subsidiary that utilizes our gp96 platform to secrete SARS-CoV-2 antigens. The Company’s subsidiary Pelican Therapeutics, Inc. (“Pelican”), is developing PTX-35, a novel T-cell co-stimulator agonist antibody targeting DR3/TNFRSF25 for systemic administration. The Company is also designing and building a cGMP facility in San Antonio, Texas for bioanalytics, process development, and manufacturing activities via its subsidiary Scorpion Biological Services, Inc.

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

On December 20, 2021, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with our wholly owned subsidiary (“Merger Sub”), Elusys Therapeutics, Inc., a Delaware corporation (“Elusys”) and Fortis Advisors LLC, pursuant to which, subject to certain conditions, we will acquire Elusys through the merger (the “Merger”) of Merger Sub with Elusys. Following the closing of the Merger, Elusys will become a wholly owned subsidiary. Elusys is a company focused on the commercialization of ANTHIM® (obiltoxaximab), which is a monoclonal antibody antitoxin for the “Category A” biological warfare and bioterrorism threat anthrax designed to combat a potential anthrax attack. As of December 31, 2021, the merger has not been consummated.

Unless otherwise noted, all share and per share data referenced in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the one-for-seven reverse stock split effective December 11, 2020. As a result of the reverse stock split, amounts within the consolidated balance sheets were reclassified between common stock and additional paid-in capital.

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Heat Biologics, Inc. , and its subsidiaries (“the Company”), Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (“Scorpion”) (formerly Scorpion Biosciences, Inc), Blackhawk Bio, Inc., Abacus Biotech, Inc., and Heat Acquisition Sub 1, Inc., an entity formed to merge into Elusys upon consummation of the Merger. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2021 and 2020 year-end financials include 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in the consolidated financial

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

statements in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of $165.7 million as of December 31, 2021 and a net loss of approximately $35.4 million for the year ended December 31, 2021 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates and continues construction of its cGMP manufacturing facility and purchases equipment for the facility. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. On April 23, 2020, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $150 million. In connection with the filing of the Registration Statement, the Company also entered into an amendment to its sales agreement (“Common Stock Sales Agreement”) with B. Riley FBR, as sales agent, pursuant to which the Company may issue and sell shares of its common stock under an at-the-market (the “ATM”) offering program. On August 24, 2020, the Company amended and restated the Common Stock Sales Agreement (the “Amended and Restated Common Stock Sales Agreement”) to include Cantor Fitzgerald & Co. (“Cantor”) as an additional sales agent for the ATM. Pursuant to the ATM, the Company will pay B. Riley FBR or Cantor (each a “Designated agent” and collectively, the “Agents”), a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. As of December 31, 2021, the Company had approximately $96.4 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company is continually evaluating various cost-saving measures considering its cash requirements in order to focus resources on its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On April 23, 2020, Heat and Pelican received loan proceeds of $0.7 million from Regions Bank, N.A, pursuant to the Paycheck Protection Program, or the PPP Loan, under the CARES Act, administered by the U.S. Small Business Administration. On April 28, 2020, the Company returned all $0.7 million in proceeds from the PPP Loan.

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In addition, the Company is dependent upon third-party suppliers for the materials needed to construct its cGMP facility as well as the equipment that will be needed to run the facility.

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

Immaterial Revision

During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31 2021, the Company completed an Internal Revenue Code Section 382 and 383 analysis of its historical net operating loss and tax credit carryforward amounts. As a result, a portion of the prior year net operating loss and tax credit carryforwards were limited and incorrectly presented in the deferred tax table within Note 12. See Note 12—Income Taxes, for further details.

Segments

The Company has one reportable segment – the development of immunotherapies designed to activate and expand a patient’s T-cell mediated immune system against cancer. All of the Company’s total consolidated assets are located within

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the U.S. as of December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, 100%, of revenue was generated in the United States.

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Short-term Investments

The Company’s short-term investments consist of equity securities and are carried at fair value. Unrealized gains and losses on securities are reported in the consolidated statement of operations and comprehensive loss. The Company classifies marketable equity investments available to fund current operations as current assets on its consolidated balance sheets.

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

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. At December 31, 2021, the fair value of such warrants was $11,020, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets. At December 31, 2020, the fair value of warrants was $33,779.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2021, and 2020, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2021 was $7,500,658. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are capitalized. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment, three years for computer equipment, eight years for furniture and fixtures and five years for leasehold improvements.

Leases

The Company leases office space and certain equipment under non-cancelable lease agreements. The Company applies the accounting guidance in ASC 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease the Company: (i) identifies lease and non-lease components; (ii) determines the consideration in the contract; (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset.

Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the accompanying consolidated statements of operations and comprehensive loss.

The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Other Assets

In October 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC, to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made to the building could generate tax incentives under the New Market Tax Credit (“NMTC”) program. Scorpion agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by the Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpion would reimburse Merchant Ice, LLC for these payments. To date, Scorpion has reimbursed Merchant Ice, LLC $12.2 million which is shown in “Other assets” on the consolidated balance sheets. Upon lease commencement, these assets will be classified as a right-of-use asset.

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

As of December 31, 2021, and December 31, 2020, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2021 or 2020.

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

The Monte Carlo simulation was used to value the liability-classified warrants, including the warrants reclassified from equity to liability. The following weighted average assumptions were used:

	January 21, 2020
Current stock price	$2.31
Estimated volatility of future stock price	124%
Risk free interest rate	1.53%
Contractual term	3.7	years

During the year ended December 31, 2020, 470,238 warrants were exchanged for 319,756 shares of common stock. During the year ended December 31, 2021, no warrants were exchanged for shares of common stock. As of December 31, 2021 and 2020, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$88,324,922	$88,324,922	—	—
Liabilities:
Contingent consideration	$3,342,515	—	—	$3,342,515
Warrant liability	$11,020	—	—	$11,020

As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Short-term investments	$100,842,438	$100,842,438	—	—
Liabilities:
Contingent consideration	$2,912,515	—	—	$2,912,515
Warrant liability	$33,779	—	—	$33,779

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2021 and 2020:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2019	$3,718,515	$—
Fair value at issuance	—	2,494,823
Reclassification of warrants from equity to liability due to modification	—	869,078
Reclassification of warrant liability to equity upon cashless exercise of warrants	—	(2,766,647)
Reclassification of warrant liability to equity upon exchange of warrants	—	(1,575,642)
Payout of contingent consideration	(2,005,000)	—
Change in fair value	1,199,000	1,012,167
Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	430,000	(22,758)
Balance at December 31, 2021	$3,342,515	$11,020

The change in the fair value of the contingent consideration of $430,000 and $1,199,000 for the years ended December 31, 2021 and 2020, respectively, was primarily due to the effect of the change in discount rate, probability of achieving milestones, and passage of time on the fair value measurement. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of December 31, 2021 and 2020:

As of December 31, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.51%
		Probability of occurrence	4.9% to 75%

As of December 31, 2020
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2030
		Discount rate	7.66%
		Probability of occurrence	2.7% to 68%

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3 as of December 31, 2021:

	December 31, 2021		December 31, 2020
Current stock price	$3.04		$5.36
Estimated volatility of future stock price	133.13%		141.28%
Risk free interest rate	0.55%		0.17%
Contractual term	1.90	years	2.90	years

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. As a result of those measurements, during the year ended December 31, 2021, goodwill with a total carrying value of $1.5 million was written down and an impairment charge of $1.5 million was recorded. During the same period, in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million was recorded in research and development expense. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

The fair value of our reporting unit was determined using an income approach that utilizes a discounted cash flow model. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. Our estimates of future cash flows are based on a comprehensive product by product forecast over a period which covers Phase 1 to approval and 15 years of commercialized revenue and involve assumptions concerning (i) future operating performance, including research and development costs through approval of the drug, the future addressable market, future sales, long-term growth rates, operating margins, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions, all which may differ from actual future cash flows.

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes and represent our best estimate of the future results of our operations as of a point in time. These estimates are subject to many assumptions, such as the economic environments in which we operate, demand for the products and competitor actions. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital, which considers the risk inherent in the probability adjusted future cash flows from each product. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and our market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related goodwill impairments, if any.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accompanying consolidated statements of operations. As of December 31, 2021 and 2020, the Company had no such accruals.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee directors using a fair value method that requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The fair value of restricted stock units is estimated based on the closing price of the Company’s stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for forfeitures as they occur.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, and expected term. The expected volatility rates are estimated based on average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms. The expected term for the years ended December 31, 2021 and 2020 represents the average time that options are expected to be outstanding based on the average of the vesting term and the contractual term of the option. We account for forfeitures as they occur. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests is the result of the Company’s consolidation of subsidiaries of which it does not own 100%. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican, a related party prior to acquisition, for 35,000 shares of the Company’s common stock. The stock exchange resulted in the Company owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. The Company’s net loss attributable to non-controlling interests relates to the 15% ownership of Pelican that Heat does not own as of December 31, 2021 and 2020.

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

The CPRIT grant covers the periods from June 1, 2017 through May 31, 2022, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded, on a reimbursement basis, after we have fulfilled every requirement of the grant and the grant has been approved to be finalized. Funds received are reflected in deferred revenue as a liability until revenue is earned. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable. Grant revenue is recognized when qualifying costs are incurred. Through December 31, 2021, $13.7 million of grant funding received to date has been recognized as revenue. As of December 31, 2021, we had a grant receivable balance of $1.3 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the years ended December 31, 2020 and 2021, the Company incurred $0.1 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. For the year ended December 31, 2021, there was no deferred revenue related to the grant that was recognized.

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

IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. See Note 7 regarding impairment at December 31, 2021.

Deferred Revenue

Deferred revenue is comprised of proceeds of grant funds from CPRIT for which the costs have not been incurred or the conditions of the award have not been met and grant funds received from an economic development grant agreement with

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the City of San Antonio (“Economic Development Grant”) that we entered into on November 1, 2017. Under the Economic Development Grant, we received $0.2 million in state enterprise fund grants for the purpose of defraying costs toward the purchase of laboratory equipment. As part of the agreement, we provided the city of San Antonio with a purchase money security interest in the equipment to secure the repayment of grant funds should we fail to perform under the terms and conditions of the agreement. The Economic Development Grant funds were recognized as revenue upon the achievement of the performance criteria and determination that the cash is no longer refundable to the State of Texas. On November 12, 2021, we mutually agreed with the City of San Antonio to terminate the agreement.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration is measured at fair value using a probability-weighted income approach a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, the estimated timing of milestone achievement, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets (see Note 4).

Research and Development

Research and development costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing developmental products into advanced phase clinical trials are expensed as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, and testing and enhancement of its product candidates, as well any in-process R&D impairment.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impact this standard will have on our consolidated financial statements.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.        Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months when acquired. The Company holds its securities at fair value as of December 31, 2021 and 2020. Unrealized gains and losses on securities of $1.0 million and $0.2 million, respectively, are reported in the consolidated statement of operations and comprehensive loss as Other expense (income), net for the years ended December 31, 2021 and 2020. Short-term investments at December 31, 2021 and 2020 consisted of mutual funds with fair values of $88.3 million and $100.8 million, respectively.

4.        Acquisition of Pelican Therapeutics, Inc.

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

●	$2.0 million upon Pelican’s dosing of the first patient in its first Phase 1 trial for an oncology indication;
●	$1.5 million upon Pelican’s dosing of the first patient in its first Phase 2 trial for an oncology indication;
●	$3.0 million upon successful outcome of the first Phase 2 trial for an oncology indication;
●	$6.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for an oncology indication;
●	$3.0 million upon Pelican’s dosing of the first patient in its first Phase 3 trial for a non- oncology indication;
●	$7.5 million upon successful outcome of the first Phase 3 trial for an oncology indication;
●	$3.0 million upon successful outcome of the first Phase 3 trial for a non-oncology indication;
●	$7.5 million upon acceptance of a Biologics License Application (BLA) submission for an oncology indication;
●	$3.0 million upon acceptance of a BLA submission for a non-oncology indication;
●	$7.5 million upon first product indication approval in the United States or Europe for an oncology indication;
●	$3.0 million upon first product indication approval in the United States or Europe for a non-oncology indication.

The probability weighted fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to certain directors of the Company which is presented separately on the balance sheet as contingent consideration, related parties. On June 22, 2020, the Company achieved the first milestone, and paid $2.0 million during the year ended December 31, 2020, when it dosed the first patient in the first Phase 1 clinical trial of PTX-35.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant is expected to support Pelican in developing PTX-35 through a Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies or as a monotherapy.

5.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,	December 31,
	2021	2020
Prepaid manufacturing expense	$563,280	$316,411
Prepaid insurance	704,650	612,293
Prepaid preclinical and clinical expenses	1,158,560	690,543
Other prepaid expenses and current assets	460,030	223,373
	$2,886,520	$1,842,620

6.        Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,	December 31,
	2021	2020
Lab equipment	$3,178,855	$1,607,238
Computers	85,071	71,058
Furniture and fixtures	66,106	64,523
Leasehold improvements	22,563	22,563
Construction-in-process	309,620	—
Total	3,662,215	1,765,382
Accumulated depreciation	(1,503,736)	(1,089,120)
Property and equipment, net	$2,158,479	$676,262

Depreciation expense totaled $422,496 and $218,951 for the years ended December 31, 2021 and 2020, respectively.

7.        Goodwill and In-process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 4 and have been allocated to the Pelican reporting unit. For goodwill, accumulated impairment amounted to $2.2 million and $0.7 million as of December 31, 2021 and 2020, respectively. For in-process R&D, accumulated impairment amounted to $2.4 million and $0.0 million as of December 31, 2021 and 2020, respectively. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. As of April 1, 2021, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s Reporting Units (Heat, Pelican, and Scorpion) are less than its carrying amount, including goodwill. Based on that assessment, the Company determined that this condition did not exist. However, during the fourth quarter 2021, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that as of December 31, 2021 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an interim impairment analysis as of that date using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to ASU 2017-04, the Company recorded a goodwill impairment charge for the excess of the reporting unit’s carrying value over its fair value. During the year ended December 31, 2021, goodwill with a total carrying value of $1.5 million was written down and an impairment charge of $1.5 million was recorded. During the same period, in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million was recorded.

The following table provides the Company’s goodwill as of December 31, 2021 and 2020. There was no goodwill impairment during the year ended December 31, 2020.

Goodwill
Balance at December 31, 2020	$1,452,338
Goodwill impairment loss	(1,452,338)
Balance at December 31, 2021	$—

The following table provides the Company’s in-process R&D as of December 31, 2021. There was no change in in-process R&D during the year ended December 31, 2020.

In-process
R&D
Balance at December 31, 2020	$5,866,000
In-process R&D impairment loss	(2,366,000)
Balance at December 31, 2021	$3,500,000

.

8.        Accrued Expenses

Accrued expenses consist of the following at:

	December 31,	December 31,
	2021	2020
Accrued preclinical and clinical trial expenses	$955,013	$628,000
Accrued manufacturing expenses	179,173	175,089
Compensation and related benefits	459,178	209,600
Accrued franchise tax	195,000	172,500
Other expenses	631,312	429,345
	$2,419,676	$1,614,534

9.        License Agreements

●     University of Miami

●	Beginning in 2008, the Company has entered into various agreements with the University of Miami (“UM”) for intellectual and tangible property rights relating to the ImPACT®, technology activities (“License Agreement 03-31, 05-39” and “License Agreement 97-14”, or collectively “License Agreements”). These license agreements were subsequently assigned to the Company’s subsidiary Heat Biologics I, Inc. (Heat I) which issued to UM shares of its common stock representing seven and one-half percent (7.5%) of its common stock. The term of the license is the length of the last to expire patent, unless terminated earlier.
●	The Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 that are due on the anniversary date of the agreement for License Agreement 97-14. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. In July 2016, the Company and UM entered into an amendment which replaced the milestone payment of

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$250,000 by approval of a BLA for the lung cancer vaccine with a payment of $500,000 upon approval of an NDA for a lung cancer vaccine covered by Patent Rights.
●	In August 2009, Heat I and UM entered into a second amendment (“Amendment 2”) to License Agreement UMSS-114A to extend the foregoing payment due dates for all past due license fees and patent costs.
●	On February 18, 2011, Heat I entered into a license agreement (“SS114A”) with UM to obtain additional technology related to License Agreement 97-14. Heat I agreed to reimburse UM for all past patent costs of $37,381. As partial consideration for SS114A, Heat II agreed to grant back certain exclusive rights to UM.
●	In addition, Heat entered into an agreement for “Modified Heat Shock Proteins-Antigenic Peptide Complex” with UM in September 2014 for a cancer cell line where UM agreed not to license the cell line to third parties while the Company is in good standing and in compliance of its patent license agreements with UM relating to our ImPACT® platform. There is no financial obligation on the Company’s part under the arrangement.
●	On October 25, 2016, the Company entered into an exclusive license agreement with UM for the license and development of intellectual property related to its gp96 platform to target the Zika virus and other infectious diseases. As consideration for the rights granted in this license agreement the Company is obligated to pay UM an upfront license fee of $20,000 and nominal annual maintenance fees over the initial ten years that total $82,000 and increasing thereafter. The Company is obligated to pay royalties equal to a percentage (mid-single digits) of net sales of products covered by the patent-related rights, subject to reduction if additional licenses from third parties are required to commercialize licensed products.
●	On December 7, 2020, the Company entered into separate amendments to its existing three license agreements with the University of Miami to extend to December 31, 2025, the date by which the University of Miami may terminate the license agreements if by such date the Company will not have introduced a licensed product into the commercial marketplace in one of the three major markets (European Union, Japan and the United States) or will not have made best efforts to achieve the same. The three license agreements so amended are: (i) License Agreement (UMSS-114 (previously UM 97-14)) between the University of Miami and Heat Biologics, Inc. effective July 11, 2008, (ii) License Agreement (D-107) between the University of Miami and Heat I, Inc. effective February 18, 2011, and (iii) License Agreement (UMSS-114A) between the University of Miami and Heat I, Inc. effective February 18, 2011.

●      University of Miami - Pelican

●	For each agreement, the Company agreed to make minimum royalty payments of $10,000 for three years beginning 2010 due on the anniversary date of the agreements to the University of Miami. Beginning in 2013, and thereafter for the life of the agreements, the minimum royalty payments shall be $20,000 due on the same date.

License 0331, 0539:

●	Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $250,000 due upon the earlier of May 2024 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.
●	In August 2009, Pelican and UM entered into a second amendment (“Amendment 2”) to License Agreement 0331, 0539 to extend the foregoing payment due dates for all past due license fees and patent costs.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	In February 2010, Pelican and UM entered into a third amendment (“Amendment 3”) to License Agreement 0331, 0539 to grant back to UM a certain nonexclusive license. In all other respects, the original agreement remained the same.
●	In October 2010, Pelican and UM entered into a fourth amendment (“Amendment 4”) to License Agreement 0331, 0539 to grant to the licensor a nonexclusive license right for certain technology as research reagents and research tools.

License I176:

●	On December 12, 2010, Pelican entered into another license agreement (“I176”) with UM for one component of complimentary technology to the July 11, 2008 agreement. Pelican agreed to pay UM a license fee of $50,000 and a reimbursement of $15,797 for past patent fees. Pelican also agreed to make a minimum royalty payment of $10,000 during 2012 through 2014 and then $20,000 every year thereafter. Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $500,000 due upon the earlier of May 2024 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.
●	In August 2012, Pelican and UM entered into a second amendment (“I176 Amendment 2”) to License Agreement I176 to extend the foregoing payment due dates for all past due license fees and patent costs.
●	On December 7, 2020, the Company entered into a separate amendment to License Agreement (UMI-176) between the University of Miami and Heat Biologics, Inc. effective December 12, 2010, to extend to December 31, 2025, the date by which the University of Miami may terminate the license agreements if by such date the Company will not have introduced a licensed product into the commercial marketplace in one of the three major markets (European Union, Japan and the United States) or will not have made best efforts to achieve the same.

●      Other License Agreements

●	On April 12, 2011, the Company entered into a non-exclusive evaluation and biological material license agreement with a not-for-profit corporation for evaluation and production of vaccines. In consideration for the evaluation and commercial use license, the Company agreed to pay the not-for-profit corporation a fee of $5,000 and $50,000, respectively. The Company has the option to renew the license once the original term has expired. Milestone payments are due upon certain events agreed upon by Heat and the not-for-profit corporation. In December 2015, the Company amended the evaluation and biological material license agreement to add additional cell lines in exchange for a one-time payment of $1,000.
●	On August 30, 2010, the Company entered into an option agreement with the University of Michigan (“University”) to acquire the right to negotiate an exclusive license for certain materials which include cancer cells and all unmodified derivatives of these cells. An option fee of $2,000 was paid on September 8, 2010 to grant a period of nine months for this consideration. In July 2011, the Company exercised the option to acquire the license for $10,000.
●	In June 2016, the Company entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which the Company licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid the Company an initial license fee of $50,000 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. Inasmuch as the technology that the Company out-licensed is in the early stages of development and there is

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.
●	On December 31, 2020, Zolovax, Inc. (“Zolovax”), a wholly-owned subsidiary of Heat Biologics, Inc. entered into an Exclusive License Agreement with the University of Miami for the license and development of a portfolio of patents leveraging its UMIP-510 platform to target the COVID-19 virus and other infectious diseases. The License Agreement grants Zolovax exclusive, worldwide rights to research, develop, make, use or sell Licensed Products (as defined in the License Agreement) based upon patent-related rights. The term of the license is the later of the length of the last to expire patent or fifteen (15) years from the date of the first sale of a Licensed Product unless terminated earlier. As consideration for the rights granted in the License Agreement, Zolovax paid an upfront fee of $2,500, is obligated to pay certain annual payments and to pay royalties equal to a percentage (in the low-to-mid single digits) of net sales of Licensed Products. These royalty rates are subject to reduction if additional license rights from third parties are required to commercialize the Licensed Products.

Future minimum royalty payments by the Company for licenses as of December 31, 2021 are as follows (in thousands):

Year ended December 31,

2022	$34,000
2023	74,000
2024	775,000
2025	25,000
2026	50,000
Total	$958,000

10.        Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract or Grant Contract with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, DR3/TNFRSF25). The Grant Contract initially covered a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2022. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after we have fulfilled every requirement of the grant and the grant has been approved to be finalized.

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

Through December 31, 2021, $13.7 million of grant funding received to date has been recognized as revenue. As of December 31, 2021, we had a grant receivable balance of $1.3 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met. At the conclusion of the grant the Company will be subject to an audit by CPRIT before the final grant payment can be approved and distributed. The Company believes this will not be finalized until 2023.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.        Stockholders’ Equity

Authorized Capital

Heat has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no outstanding shares of Preferred Stock.

Heat had 250,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2021 and 2020. On March 20, 2020, an amendment to the Company’s third amended and restated certificate of incorporation to increase the authorized shares of common stock to 250,000,000 was filed. On December 10, 2020, Heat announced a reverse stock split of its shares of common stock at a ratio of 1-for-7. The reverse stock split took effect as of 12:01 a.m. ET on December 11, 2020, to trade on a post-split basis at the market open on December 11, 2020. During the Company’s annual shareholder meeting held February 27, 2020, shareholders approved the Company’s reverse stock split, and granted the Board of Directors the authority to implement and determine the exact split ratio. When the reverse stock split became effective, every 7 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. Effecting the reverse stock split reduced the number of issued and outstanding common stock from approximately 159.8 million shares to approximately 22.8 million at the time of the split. As of December 31, 2021, and 2020, 25,649,824 and 22,832,428 common stock shares were issued and outstanding.

Underwritten Registered Offering

On January 21, 2020, the Company closed on a public offering consisting of 2,857,142 shares of common stock together with Warrants to purchase 1,428,571 shares of common stock. The gross proceeds to the Company from this offering were approximately $7,000,000, before deducting underwriting discounts, commissions, and other offering expenses of approximately $550,000.

The Company has accounted for the warrants as liabilities and recorded them at fair value in our consolidated balance sheets (see Note 2).

At-The-Market-Offering

From January 1, 2021 to December 31, 2021 the Company sold approximately 2,106,027 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $12.18 per share, raising aggregate net proceeds of approximately $25.6 million, after deducting an aggregate commission up to 3%.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2021, the Company issued 31,000 common stock warrants each of which are exercisable for one share of common stock. The common stock warrants have an exercise price of $5.78 per share and expire two years from the issuance date. The warrants have been accounted for as equity instruments.

During the year ended December 31, 2021, no common stock warrants have been exercised or exchanged and 42,556 common stock warrants expired. During the year ended December 31, 2020, 1,959,735 common stock warrants have been exercised and exchanged and no common stock warrants expired.

The Company has a total of 747,383 warrants outstanding at a weighted average exercise price of $11.06 to purchase its common stock as of December 31, 2021. These warrants are summarized as follows:

Issuance Date	Number of Shares	Exercise Price	Expiration Date
5/7/2018	403,025	$11.09	5/8/2023
11/26/2018	313,358	$11.55	11/26/2023
1/28/2021	31,000	$5.78	1/28/2023

The following table summarizes the warrant activity of the Company’s common stock warrants:

Common Stock
Warrants
Outstanding, December 31, 2019	1,290,103
Issued	1,428,571
Exercised	(1,489,497)
Exchanged	(470,238)
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, December 31, 2021	747,383

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

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 21,739 to 65,217. The Company amended the 2009 Plan to increase the number of shares available for issuance to 86,957. The 2009 Plan expired in September 2019, however all options outstanding at the time of expiration remained outstanding and exercisable by their term. As of December 31, 2021 and 2020, there were 2,622 and 6,378 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the Heat Biologics, Inc. 2014 Stock Option Plan (the “2014 Plan”), under which the Company is authorized to grant 50,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 60,000 and in 2016, the stockholders

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approved an amendment that allowed the Company to grant up to 300,000 awards in total. As of December 31, 2021 and 2020, there were 21,368 and 30,354 stock options outstanding under the 2014 Plan, respectively.

2017 Stock Incentive Plan

In June 2017, the stockholders approved the Heat Biologics, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2017 Plan. As of December 31, 2021 and 2020 there were 38,227 and 42,932 stock options outstanding under the 2017 Plan, respectively.

2018 Stock Incentive Plan

In October 2018, the stockholders approved the Heat Biologics, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), under which the Company is authorized to grant 571,428 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2018 Plan. At our 2019 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2018 Plan to increase the number of shares by 571,428. As of December 31, 2021 and 2020 there were 2,847,755 and 1,400,475 stock options outstanding under the 2018 plan, respectively.

There are 358,897 stock options remaining available for grant under the 2009 Plan, 2014 Plan, 2017 Plan and 2018 Plan (collectively, the “Plans”). The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the years ended
	December 31,
	2021	2020
Employee stock options	$1,136,843	$4,966,596
Non-employee stock options	1,294,279	158,963
Employee stock awards	2,903,463	1,072,506
Non-employee stock awards	834,396	179,792
	$6,168,981	$6,377,857

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the years ended December 31, 2021, and 2020, we recorded $6,168,981, and $6,377,857 of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2021 and 2020.

Stock Options - Under the Plans, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the years ended December 31, 2021, and 2020, we issued options that expire ten years from the date of grant.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following weighted-average assumptions were used for option grants during the years ended December 31, 2021 and 2020:

●	Volatility – The Company used an average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.

●	Forfeitures – The Company’s policy is to account for forfeitures as they occur.

The following table summarizes assumptions used in our calculations of fair value for the years ended December 31, 2021 and 2020:

	2021		2020
Dividend yield	—%		—%
Expected volatility	99.34-104.61%		83.13-101.68%
Risk-free interest rate	0.36-1.36%		0.26-1.69%
Expected lives (years)	5.0-6.1	years	5.4-6.3	years

Stock Option Activity - The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020, as determined under the Black-Scholes valuation model, was $3.67 and $5.92, respectively.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2019	437,603	$17.90	$44,196
Granted	1,167,749	7.90
Exercised	(7,140)	3.99	9,813
Cancelled and expired	(118,073)	5.80
Stock options outstanding at December 31, 2020	1,480,139	$11.05	$9,213
Granted	1,674,153	4.65
Exercised	(70,967)	6.53	—
Expired	(49,532)	14.26
Forfeited	(79,478)	5.55
Stock options outstanding at December 31, 2021	2,954,315	$7.62	$100,419	9.02	Years
Stock options exercisable at December 31, 2021	1,161,021	$12.12	$37,130	8.22	Years

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrecognized compensation expense related to unvested stock options was $5.9 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.57 years and will be adjusted for forfeitures as they occur.

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

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2021 and 2020:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2019	179,505	$5.99
Granted	339,999	3.22
Vested	(275,115)	4.27
Cancelled	(4,461)	7.42
Restricted stock at December 31, 2020	239,928	$4.02
Granted	678,490	5.09
Vested	(548,248)	4.88
Restricted stock at December 31, 2021	370,170	$4.71

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

The following table summarizes the RSU activity during the years ended December 31, 2021 and 2020:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2019	4,291	$30.29
Vested	(2,342)	33.15
Cancelled	(49)	36.57
RSUs at December 31, 2020	1,900	$26.60
Vested	(1,900)	26.60
Cancelled	—	—
RSUs at December 31, 2021	—	$—

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, the Company had no such accruals.

The components of income tax expense (benefit) are as follows:

	2021	2020
Current Expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Expense:
Federal	$(145,974)	$—
State	—	—
Foreign	—	—
Total	$(145,974)	$—

The differences between the company’s income tax expense and the expense computed at the 21% United States statutory income tax rate were as follows:

	2021	2020
Federal income tax expense at statutory rate:	$(7,465,000)	$(5,540,000)
Increase (reduction) in income tax resulting from:
State Income Taxes	556,000	833,000
Foreign Rate Differential	(16,000)	5,000
Nondeductible Expenses	1,000	210,000
Research & Development Credit	(836,000)	(682,000)
Stock Based Compensation	164,000	113,000
Excess Executive Compensation	259,000	248,000
Payout of Contingent Consideration	—	421,000
Goodwill Impairment	305,000	—
Reserve for Loss Carryforwards Limited by Sec. 382	8,000	15,270,000
Other	(32,974)	(41,000)
Increase in Valuation Allowance	6,911,000	(10,837,000)
	$(145,974)	$—

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2021 and December 31, 2020:

	2021	2020
Deferred tax assets:
Net Operating Losses	$17,830,889	$13,012,193
R&D Credits	2,538,168	1,528,044
Stock Compensation	2,344,902	1,931,784
Contingent Consideration	767,763	668,994
Deferred Revenue	8,039	—
Unrealized Gains/Losses	210,300	—

Deferred tax assets	23,700,061	17,141,015

Deferred tax liabilities:
Intangible Assets	(803,937)	(1,347,399)
Property, plant and equipment, primarily due to differences in depreciation	(83,122)	(69,882)
Lease Liability	(78,035)	(99,761)
Other Accrued Expenses	(83,931)	(29,781)

Deferred tax liabilities	(1,049,025)	(1,546,823)

Valuation allowance	(22,866,973)	(15,956,103)

Net deferred tax (liabilities)	$(215,937)	$(361,911)

At December 31, 2021 and December 31, 2020, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The company completed a 382 analysis to determine any limitations on the annual usage of their NOL carryforwards (discussed in further detail below). As a result of this reserve analysis, the valuation allowance was decreased from $32,484,566 to $15,956,103 at December 31, 2020. The allowance increased to $22,866,973 at December 31, 2021. Net Operating Losses created in years beginning after 2017 now only offset 80% of Taxable Income but no longer have a 20 year expiration. As such, NOL’s created after 2017 can be used to offset indefinite lived liabilities up to 80%.

At December 31, 2021, the Company has federal net operating loss carryforwards of approximately $145,217,000, including $3,027,284 acquired from Pelican Therapeutics. However, due to Section 382 limitations (discussed in further detail below), only $84,582,770 of the NOLs are available to offset future taxable income.  The federal net operating loss carryforwards begin to expire in 2029. The Company has various state net operating loss carryforwards totaling approximately $126,400,000 including $2,464,819 from Pelican Therapeutics.  However, due to Section 382 limitations (discussed in further detail below), only approximately $60,188,000 of the NOLs are available to offset future state taxable income. State net operating losses begin to expire in 2024. On November 15, 2021, the North Carolina General Assembly passed Senate Bill 105 eliminating the current 2.5% corporate income tax by phased lowering of the rate from 2025 – 2030. An additional reserve has been set up for North Carolina NOLs that are not expected to be used by 2030. The Company has various foreign net operating loss carryforwards of approximately $139,196. The foreign net operating loss carryforwards are carried forward indefinitely.  Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2021 and 2020, the Company had no such accruals

The Company files income tax returns in the United States, various state and foreign jurisdictions. The Company is subject to examination by taxing authorities for the tax years ended December 31, 2009 through 2020.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2021, the Company completed an assessment of the available NOL and tax credit carryforwards under Sections 382 and 383, respectively, of the Code. The Company determined that it underwent multiple ownership changes throughout its history as defined under Section 382, including most recently in 2020. As a result of the identified ownership changes, the portion of NOL and tax credit carryforwards attributable to the pre-ownership change periods are subject to a substantial annual limitation under Sections 382 and 383 of the Code. The Company has adjusted its previously reported NOL and tax credit carryforwards to address the impact of the 382 ownership changes. This resulted in a reduction of available federal and state NOLs of $58.2 million and $64.1 million, respectively. The write down of the NOLs reduced the net operating losses line as of December 31, 2020 within gross deferred tax assets as previously disclosed by $13.5 million, with a corresponding decrease in the valuation allowance. The Company also reduced its tax credit carryforwards as of December 31, 2020 within gross deferred tax assets by $3 million with a corresponding decrease in the valuation allowance.

Since the limitation affected the prior period, the Company has determined that its December 31, 2020 tax footnote presentation overstated the gross deferred tax asset and corresponding valuation allowance by $16.5 million. However, there was no net impact to the net deferred tax asset and tax expense as the decrease in the net operating loss and tax credit carryforwards was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year tax footnote has been revised to reflect the adjustment to the net operating losses, tax credits and valuation allowance. The revision had no effect on the previously reported balance sheets, statements of operations and comprehensive loss, cash flows and stockholders’ equity.

13. Leases

The Company accounts for its leases under ASC 842. The Company has determined that its leases for office and laboratory space without optional terms or variable components, are operating leases.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease commencement date under ASC 842 had not occurred as of December 31, 2021, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.66 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

In October 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC, to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made to the building could generate tax incentives under the New Market Tax Credit (“NMTC”) program. Scorpion agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by the Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpion would reimburse Merchant Ice, LLC for these payments. To date, Scorpion has reimbursed Merchant Ice, LLC $12.2 million which is shown in “Other assets” on the consolidated balance sheets. Upon lease commencement, these assets will be classified as a right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpion the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of December 31, 2021, Scorpion has not recorded a right-of-use asset or lease liability for this lease in the accompanying consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million.

Total cash paid for operating leases during the year ended December 31, 2021 and 2020 was $0.4 million and $0.3 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate was 5.52% and 6.17% for the years ended December 31, 2021 and 2020.

The Company’s lease cost reflected in the accompanying Statements of Operations and Comprehensive loss as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Operating lease cost	$474,135	$435,024
Finance lease cost
Amortization of lease assets	185,171	114,201
Interest on lease liabilities	21,970	17,972
Total finance lease cost	$207,141	$132,173

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average remaining lease term and incremental borrowing rate as of December 31, 2021 and 2020 were as follows:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
Weighted average remaining lease term
Operating leases	5.0	years	5.9	years
Finance leases	2.0	years	2.0	years
Weighted average discount rate
Operating leases	6.32%		6.49%
Finance leases	5.30%		6.17%

Maturities of operating and finance lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases	Total
2022	$426,539	281,042	707,581
2023	292,921	135,632	428,553
2024	231,503	131,256	362,759
2025	238,452	-	238,452
2026	245,607	-	245,607
2027	209,214	-	209,214
Thereafter	-	-	-
Total minimum lease payments	1,644,236	547,930	2,192,166
Less: imputed interest	(233,037)	(31,927)	(264,964)
Present value of lease liabilities	$1,411,199	$516,003	$1,927,202

Maturities of operating and finance lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$369,995	$120,684	$490,679
2022	360,839	155,694	516,533
2023	244,973	10,284	255,257
2024	231,503	-	231,503
2025	238,452	-	238,452
Thereafter	454,820	-	454,820
Total minimum lease payments	1,900,582	286,662	2,187,244
Less: imputed interest	(320,193)	(18,295)	(338,488)
Present value of lease liabilities	$1,580,389	$268,367	$1,848,756

14.        Related Party Transactions

The Company compensates its board members. Board members received cash compensation between approximately $61,500 and $315,000, for services rendered during 2021 and 2020. Board members also received equity compensation.

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

HEAT BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common equivalent shares consist of stock options, restricted stock units, and warrants that are computed using the treasury stock method.

For the years ended December 31, 2021 and 2020, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted net loss per common share calculation.

The following table reconciles net loss to net loss attributable to Heat Biologics, Inc.:

	For the Year Ended
	December 31,
	2021	2020
Net loss	$(35,400,807)	$(26,381,389)
Net loss - Non-controlling interest	(329,339)	(331,652)
Net loss attributable to Heat Biologics, Inc.	$(35,071,468)	$(26,049,737)

Weighted-average common shares outstanding, basic and diluted	24,913,942	15,982,568
Net loss per share, basic and diluted	$(1.41)	$(1.63)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	2021	2020
Outstanding stock options	2,954,315	1,480,139
Restricted stock subject to forfeiture and restricted stock units	370,170	241,828
Outstanding common stock warrants	747,383	758,939

16.        Subsequent Events

Management has evaluated all subsequent events through the date the consolidated financial statements were issued.