Form 10-Q
period 2022-03-31
NightHawk Biosciences, Inc.
filed 2022-05-16
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Qs

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35994

NightHawk Biosciences, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2844103 (I.R.S. Employer Identification No.)

627 Davis Drive, Suite 400 Morrisville, NC (Address of Principal Executive Offices)	27560 (Zip Code)

(919) 240-7133

(Registrant’s Telephone Number, including Area Code)

Heat Biologics, Inc.

(Former name, address, and fiscal year, if changed since the last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NHWK	NYSE American LLC
Common Stock Purchase Rights		NYSE American LLC

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

As of May 13, 2022, there were 25,649,824 shares of Common Stock, $0.0002 par value per share, outstanding.

NIGHTHAWK BIOSCIENCES, INC.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program, our manufacturing operations and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022 (the “2021 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “NightHawk Biosciences,” “the Company,” “we” and “our” refer to NightHawk Biosciences, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets
Cash and cash equivalents	$14,584,715	$8,053,879
Short-term investments	69,528,419	88,324,922
Accounts receivable	99,705	66,049
Prepaid expenses and other current assets	2,364,918	2,886,520
Total Current Assets	86,577,757	99,331,370

Property and Equipment, net	3,098,665	2,158,479

Other Assets
In-process R&D	3,500,000	3,500,000
Grant receivable	1,524,522	1,318,359
Operating lease right-of-use asset	1,954,205	1,782,884
Finance lease right-of-use asset	407,839	470,700
Other assets	16,995,227	12,193,540
Deposits	208,307	205,901
Total Other Assets	24,590,100	19,471,384

Total Assets	$114,266,522	$120,961,233

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,228,192	$922,782
Operating lease liability, current portion	420,460	350,343
Finance lease liability, current portion	244,163	260,574
Accrued expenses and other liabilities	1,644,200	2,419,676
Contingent consideration, current portion	600,866	593,037
Contingent consideration, related party - current portion	176,634	174,333
Total Current Liabilities	5,314,515	4,720,745

Long Term Liabilities
Other long-term liabilities	55,080	53,530
Derivative warrant liability	3,241	11,020
Deferred tax liability	215,937	215,937
Deferred revenue, net of current portion	35,000	35,000
Operating lease liability, net of current portion	1,183,597	1,060,856
Financing lease liability, net of current portion	216,649	255,429
Contingent consideration	1,966,060	1,990,118
Contingent consideration, related party	577,955	585,027
Total Liabilities	9,568,034	8,927,662

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0002 par value; 250,000,000 and 250,000,000 shares authorized, 25,649,824 and 25,649,824 shares issued and outstanding at March 31, 2022 and December 31, 2021	5,120	5,055
Additional paid-in capital	279,800,072	278,890,153
Accumulated deficit	(173,839,540)	(165,718,953)
Accumulated other comprehensive loss	(123,210)	(67,941)
Total Stockholders' Equity - NightHawk Biosciences, Inc.	105,842,442	113,108,314
Non-Controlling Interest	(1,143,954)	(1,074,743)
Total Stockholders' Equity	104,698,488	112,033,571

Total Liabilities and Stockholders' Equity	$114,266,522	$120,961,233

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Grant and contract revenue	$212,418	$538,645

Operating expenses:
Research and development	3,933,347	3,406,248
General and administrative	3,776,623	4,767,645
Change in fair value of contingent consideration	(21,000)	6,000
Total operating expenses	7,688,970	8,179,893

Loss from operations	(7,476,552)	(7,641,248)

Change in fair value of warrant liability	7,779	(8,702)
Interest income	120,702	195,165
Unrealized (loss) gain on available-for-sale securities	(836,593)	(164,513)
Other expense, net	(5,134)	(3,842)
Total non-operating (loss) income	(713,246)	18,108

Net loss before income taxes	(8,189,798)	(7,623,140)
Net loss	(8,189,798)	(7,623,140)
Net loss - non-controlling interest	(69,211)	(90,962)
Net loss attributable to Heat Biologics, Inc.	$(8,120,587)	$(7,532,178)

Net loss per share, basic and diluted	$(0.32)	$(0.31)

Weighted-average common shares outstanding, basic and diluted	25,593,948	24,199,916

Comprehensive loss:
Net loss	$(8,189,798)	$(7,623,140)
Unrealized (loss) gain on foreign currency translation	(55,269)	18,268
Total comprehensive loss	(8,245,067)	(7,604,872)
Comprehensive loss attributable to non-controlling interest	(69,211)	(90,962)
Comprehensive loss - Heat Biologics, Inc.	$(8,175,856)	$(7,513,910)

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Stock-based compensation	—	909,984	—	—	—	909,984
Other comprehensive income	—	—	—	(55,269)	—	(55,269)
Net loss	—	—	(8,120,587)	—	(69,211)	(8,189,798)
Balance at March 31, 2022	$5,120	$279,800,072	$(173,839,540)	$(123,210)	$(1,143,954)	$104,698,488

See Notes to Consolidated Financial Statements

HEAT BIOLOGICS INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2021
Accumulated
			Other		Total
Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
Stock	APIC	Deficit	Income (Loss)	Interest	Equity

Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923
Issuance of common stock under ATM, net of issuance costs	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	82	(82)
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock-based compensation	—	2,897,580	—	—	—	2,897,580
Issuance of restricted stock	3	(3)
Exercise of options	6	27,255	—	—	—	27,261
Cancellation and payout of fractional shares	(3)	3
Other Comprehensive loss	—	—	—	18,268	—	18,268
Net loss	—	—	(7,532,178)	—	(90,962)	(7,623,140)
Balance at March 31, 2021	$5,027	$275,618,780	$(138,179,663)	$(147,788)	$(836,366)	$136,459,990

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(8,189,798)	$(7,623,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,106	101,803
Noncash lease expense	21,536	21,863
Noncash interest expense	6,317	3,743
Stock-based compensation	909,983	2,897,580
Change in fair value of common stock warrants	(7,779)	8,702
Change in fair value of contingent consideration	(21,000)	6,000
Unrealized loss (gain) on investments	907,315	146,313
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(33,047)	73,814
Prepaid expenses and other current assets	539,003	123,908
Grant receivable	(206,163)	—
Other assets	(4,801,687)	—
Accounts payable	1,303,871	(259,138)
Accrued expenses and other liabilities	(849,469)	169,665
Deferred revenue	—	(510,188)
Other long-term liabilities	1,550	7,511
Deposits	(2,406)	(18,422)
Net Cash Used In Operating Activities	(10,214,668)	(4,849,986)

Cash Flows from Investing Activities
Purchase of short-term investments	(109,806)	(38,202,476)
Sale of short-term investments	17,998,995	37,998,617
Purchase of property and equipment	(1,090,748)	(363,398)
Net Cash Provided By (Used in) Investing Activities	16,798,441	(567,257)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	26,304,282
Proceeds from exercise of stock options	—	27,261
Stock issuance costs	—	(658,184)
Repayments on principal of finance lease	(55,191)	(30,171)

Net Cash (Used In) Provided by Financing Activities	(55,191)	25,643,188

Effect of exchange rate changes on cash and cash equivalents	2,254	(1,088)

Net Increase in Cash and Cash Equivalents	6,530,836	20,224,857

Cash and Cash Equivalents – Beginning of Period	8,053,879	10,931,890

Cash and Cash Equivalents – End of Period	$14,584,715	$31,156,747

Supplemental Disclosure for Cash Flow Information:
Tax obligation for employee share-based transaction in accrued liabilities	$—	$90,030
Right-of-use assets obtained on operating lease commencements	$293,172	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$768,776	$—

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Effective May 3, 2022, Heat Biologics, Inc. changed its name to NightHawk Biosciences, Inc. (the “Company”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.

The consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 are unaudited. The balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022 (the “2021 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 include the accounts of the Company, and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (formerly Scorpion Biosciences, Inc), Blackhawk Bio, Inc, and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2022 and December 31, 2021, Heat held 85% controlling interest in Pelican. Heat accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $173.8 million as of March 31, 2022 and a net loss of approximately $8.2 million for the three months ended March 31, 2022 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates, builds its in-house bioanalytic, process development and manufacturing facility and expands its infectious disease/biological threat program, including its support of the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. As of March 31, 2022, a lease has not been executed for this facility. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. As of March 31, 2022, the Company had approximately $84.1 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

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

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP), which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as a liability, was determined using the Monte Carlo simulation model, which is deemed to be an appropriate model due to the terms of the warrants issued.

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2022, the fair value of such warrants was $3,241, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

Short-term Investments

The Company’s short-term investments are equity securities and are carried at their fair value based on quoted market prices. Realized and unrealized gains and losses on equity securities are included in net earnings in the period earned or incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent consideration, in process research and development (“IPR&D”), income taxes, valuation of warrant liabilities, and stock-based compensation. Actual results may differ from those estimates.

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

In-Process Research and Development

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized.

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

Deferred Revenue

Deferred revenue is comprised of an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which the Company licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In as much of the technology that the Company out-licensed is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.

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

The CPRIT grant covers the periods from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, and a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be paid, on a reimbursement basis, after the Company has fulfilled every objective of the final goals of the grant. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received. As of the March 31, 2022, all $15.2 million has been recognized to date.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the National Institute of Allergy and Infectious Diseases (“NIH”). The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the three months ended March 31, 2022 and 2021, the Company incurred no allowable expenses under the NIH grant and did not recognize any corresponding grant revenue for the three months ended March 31, 2022 and 2021.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the audited consolidated financial statements and related notes included in the Company’s 2021 Annual Report and have not changed significantly since such filing.

Other Assets

In conjunction with a lease agreement further discussed in Note 13, Scorpion has made reimbursement payments to the lessor for costs incurred in conjunction with the leased site.  These payments are included in other assets on the consolidated balance sheets and will be classified as a right-of-use asset upon commencement.

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

Under the Pelican stock acquisition agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to certain directors of the Company which is presented separately on the balance sheet as contingent consideration, related party. On June 22, 2020, the Company achieved the first milestone when it dosed the first patient in the first Phase 1 clinical trial of PTX-35.

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

The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended March 31, 2022 or 2021.

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

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	March 31, 2022		December 31, 2021
Current stock price	$3.06		$3.04
Estimated volatility of future stock price	85.81%		133.13%
Risk free interest rate	1.89%		0.55%
Contractual term	1.66	years	1.90	years

As of March 31, 2022, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$69,528,419	$69,528,419	—	—
Liabilities:
Contingent consideration	$3,321,515	—	—	$3,321,515
Warrant liability	$3,241	—	—	$3,241

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$88,324,922	$88,324,922	—	—
Liabilities:
Contingent consideration	$3,342,515	—	—	$3,342,515
Warrant liability	$11,020	—	—	$11,020

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2022 and 2021:

	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2021	$3,342,515	$11,020
Change in fair value	(21,000)	(7,779)
Balance at March 31, 2022	$3,321,515	$3,241

	Contingent	Warrant
	Consideration	Liability

Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	6,000	8,702
Balance at March 31, 2021	$2,918,515	$42,481

The change in the fair value of the contingent consideration for the three months ended March 31, 2022 was primarily due to a change in discount rate and the passage of time on the fair value measurement. The change in fair value of the warrant liability for the three months ended March 31, 2022 was primarily due to a decrease in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of March 31, 2022 and December 31, 2021:

As of March 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2032
		Discount rate	8.23%
		Probability of occurrence	4.9% to 75%

As of December 31, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.51%
		Probability of occurrence	4.9% to 75%

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of March 31, 2022 and December 31, 2021. Unrealized gains and losses on securities are reported in the other (expense) income line item on the statements of operations and comprehensive loss. Short-term investments at March 31, 2022 and December 31, 2021 consisted of mutual funds with fair values of $69.5 million and $88.3 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31,	December 31,
	2022	2021
Prepaid manufacturing expense	$580,930	$563,280
Prepaid insurance	418,974	704,650
Prepaid preclinical and clinical expenses	887,121	1,158,560
Other prepaid expenses and current assets	477,893	460,030
	$2,364,918	$2,886,520

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	March 31,	December 31,
	2022	2021
Lab equipment	$3,483,311	$3,178,855
Computers	85,070	85,071
Furniture and fixtures	66,106	66,106
Leasehold improvements	22,563	22,563
Construction-in-process	1,095,912	309,620
Total	4,752,962	3,662,215
Accumulated depreciation	(1,654,297)	(1,503,736)
Property and equipment, net	$3,098,665	$2,158,479

Depreciation expense was $150,562 and $72,078 for the three months ended March 31, 2022 and 2021, respectively.

7. In-Process R&D

In-process R&D of $5.9 million was recorded in connection with the acquisition of Pelican, as described in Note 2. During the fourth quarter of 2021, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the income approach and in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million during the fourth quarter of 2021 was recorded. The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. No impairment was recorded during the quarters ended March 31, 2022 or 2021.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued preclinical and clinical trial expenses	$794,010	$955,013
Other expenses	286,190	631,312
Accrued franchise tax	229,363	195,000
Compensation and related benefits	205,148	459,178
Accrued manufacturing expenses	129,489	179,173
	$1,644,200	$2,419,676

9. Stockholders’ Equity

At-The-Market-Offering

From January 1, 2021 to March 31, 2021 the Company sold approximately 2,106,027 shares of common stock under the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020 by and between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co., as amended (the “Common Stock Sales Agreement”), at an average price of approximately $12.18 per share, raising aggregate net proceeds of $25,646,099 after deducting a commission up to 3%. No shares of common stock were sold during the quarter ended March 31, 2022.

Common Stock Warrants

As of March 31, 2022 and 2021, the Company has outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The Company had no common stock warranty activity in the quarter ended March 31, 2022 .The following table summarizes the activity of the Company’s common stock warrants for the quarter ended March 31, 2021.

Common Stock
Warrants
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, March 31, 2021	747,383

Equity Compensation Plans

The Company maintains various equity compensation plans (“Plans”) with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. In addition, at its 2021 Annual Meeting for Stockholders, the stockholders approved the Company’s  2021 Subsidiaries Stock Incentive Plan (the “SSIP”) which allows for the grant of equity interests in subsidiaries of the Company including Skunkworx Bio, Inc. (“SkunkWorx”), Scorpion Biological Services, Inc. (“Scorpion”), Abacus Biotech, Inc. (“Abacus”), Blackhawk Bio, Inc. (“Blackhawk”) and other newly formed subsidiaries of the Company that adopt the SSIP by resolution of their Board of Directors. On August 2, 2021 the Board of Directors, the Compensation Committee and the Board of Directors of Skunkworx, Scorpion, Abacus and Blackhawk granted to Jeff Wolf, Chief Executive Officer, an option under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpion, Abacus and Blackhawk, respectively, and to William Ostrander, Chief Financial Officer, an option under the SSIP to purchase 2,127 shares of common stock of Scorpion.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three months ended March 31, 2022, the Company recorded $0.9 million of stock-based compensation expense. For the three months ended March 31, 2021, the Company recorded $2.9 million of stock-based compensation expense. No compensation expense for employees with stock awards was capitalized during the three months ended March 31, 2022 and 2021.

Stock Options - Under the Plans, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the three months ended March 31, 2022 and 2021, the Company issued options that expire ten years from the date of grant.

Fair Value Determination – The Company has used the Black-Scholes option pricing model to determine the fair value of our stock option awards on the date of grant. The Company will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2022 and 2021:

●	Volatility – The Company used an average historical stock price volatility from its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% since the Company has not paid any dividends and has no plan to do so in the future.

●	Forfeitures – As required by ASC 718, Compensation—Stock Compensation, the Company reviews recent forfeitures and stock compensation expense. The Company accounts for forfeitures as they occur.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2022 and 2021:

	2022		2021
Dividend yield	—%		—%
Expected volatility	103.82%		101.43%
Risk-free interest rate	1.95%		0.43%
Expected lives (years)	6.1	years	5.5	years

Stock Option Activity - The weighted-average fair value of options granted during the three months ended March 31, 2022 and 2021, as determined under the Black-Scholes valuation model, was $2.32 and $4.36 per share, respectively.

The following is a summary of the stock option activity for the three months ended March 31, 2022:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2021	2,954,315	$7.62	$101,306
Granted	78,250	$2.86
Expired	(542)	$60.90
Forfeited	(28,109)	$4.91
Stock options outstanding at March 31, 2022	3,003,914	$7.52	$116,956	8.7	Years
Stock options exercisable at March 31, 2022	1,356,824	$11.10	$62,432	8.0	Years

Unrecognized compensation expense related to unvested stock options was $5.2 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 1.5 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plan, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the three months ended March 31, 2022:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2021	370,170	$4.71
Granted	—	—
Vested	(323,311)	$4.92
Cancelled	—	—
Restricted stock at March 31, 2022	46,859	$3.28

Restricted Stock Units - Under the Plan, the Company previously issued time-based Restricted Stock Units (“RSUs”). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs vest 25% on the award date and 25% each anniversary thereafter. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date. The Company recognizes the grant date fair value of RSUs of shares the Company expects to issue as compensation expense ratably over the requisite service period. No RSUs are outstanding as of March 31, 2022 and December 31, 2021.

10. Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract (or “Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2022. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. As of March 31, 2022, all $15.2 million has been recognized to date.

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

Through March 31, 2022, $15.2 million of grant funding has been recognized as revenue. As of March 31, 2022 and December 31, 2021, we had a grant receivable balance of $1.5 million and $1.3 million, respectively, for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award has been met.  At the conclusion of the grant, the Company will be subject to an audit by CPRIT before the final grant payment can be approved and distributed.  The Company believes this will not be finalized until 2023.

11. Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options, warrants, and unvested restricted stock that are computed using the treasury stock method.

For the quarters ended March 31, 2022 and 2021, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to NightHawk Biosciences, Inc.:

	For the Three Months Ended
	March 31,
	2022	2021
Net loss	$(8,189,798)	$(7,623,140)
Net loss - Non-controlling interest	(69,211)	(90,962)
Net loss attributable to Heat Biologics, Inc.	$(8,120,587)	$(7,532,178)

Weighted-average common shares outstanding, basic and diluted	25,593,948	24,199,916
Net loss per share, basic and diluted	$(0.32)	$(0.31)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three months ended March 31, 2022 and 2021 due to their anti-dilutive effect:

	For the Three Months Ended
	March 31,
	2022	2021
Outstanding stock options	3,003,914	1,697,910
Restricted stock subject to forfeiture and restricted stock units	46,859	259,874
Outstanding common stock warrants	747,383	747,383

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of March 31, 2022, $0.6 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2022, and December 31, 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2022, and December 31, 2021, the Company had no such accruals.

At March 31, 2022, the Company has federal net operating loss carryforwards of approximately $153,477,285, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income.

The Company completed a Section 382 study during Q3 2021. It was determined that the Company has experienced five ownership changes of over 50% since 2013, the latest occurring on June 30, 2020. Going forward, the utilization of loss carryforwards and tax credits generated before June 30, 2020 will be subject to an annual limitation. As a result of the ownership changes and limitations, $58,182,000 of federal NOLs and approximately $2,935,000 of federal R&D credits will expire unutilized, in addition to Sec 382 limits on Pelican already in place.

13. Leases

The Company accounts for its leases under ASC 842.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; and North Brunswick, New Jersey. The North Carolina lease will expire in 2027 and the Texas and New Jersey leases will expire in 2023. The leases are for general office space and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of March 31, 2022, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.7 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

In October 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpion into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpion agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by the Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpion would reimburse Merchants Ice II, LLC for these payments. As of March 31, 2022, and prior to the execution of the lease agreement, Scorpion has reimbursed Merchants Ice II, LLC $17.0 million which is shown in other assets on the consolidated balance sheets. Upon lease commencement, these assets will be classified as a right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpion the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of March 31, 2022, Scorpion has not recorded a right-of-use asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million.

Total cash paid for operating leases during the three months ended March 31, 2022 was $0.1 million, and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 5.47%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within the general and administrative and research and development balances as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating lease cost	$125,503	$113,555
Finance lease cost
Amortization of lease assets	62,861	29,725
Interest on lease liabilities	6,317	3,743
Total finance lease cost	$69,178	$33,468

The weighted average remaining lease term and incremental borrowing rate as of March 31, 2022 were as follows:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
Weighted average remaining lease term
Operating leases	4.6	years	6.0	years
Finance leases	1.9	years	1.7	years
Weighted average discount rate
Operating leases	5.62%		6.47%
Finance leases	5.47%		6.17%

Maturities of operating and finance lease liabilities as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases	Total
2022 (excluding the three months ended March 31, 2022)	$378,343	281,042	659,385
2023	369,601	135,632	505,233
2024	308,183	131,256	439,439
2025	315,132	-	315,132
2026	245,607	-	245,607
2027	209,214	-	209,214
Total minimum lease payments	1,826,080	547,930	2,374,010
Less: imputed interest	(222,023)	(87,118)	(309,141)
Present value of lease liabilities	$1,604,057	$460,812	$2,064,869

14. Subsequent Events

The Company has evaluated its consolidated financial statements for subsequent events through the date the financial statements were issued.

On April 18, 2022 (the “Closing Date”), we closed the merger contemplated by the Merger Agreement (the “Merger Agreement”) that we entered into with Merger Sub, Elusys and Fortis Advisors LLC, pursuant to which we acquired Elusys through the Merger of Merger Sub with Elusys. Pursuant to the Merger Agreement, as merger consideration (“Merger Consideration”) we paid at the closing an upfront cash payment of $3,000,000 to certain equity holders of Elusys (the “Sellers”) and contributed $867,646 to the payment of 50% of certain Elusys lease termination and employee severance payments. We will also pay to the Sellers (i) cash of $2,000,000 (ii) Milestone Payments, as defined in the Merger Agreement, related to revenues under an existing contract held by Elusys, and (iii) earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one-year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of Anthim that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date.

Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Milestone Payments”). The Merger Agreement further provides that eighty percent of any amounts paid to and received by Elusys (“Additional Earn Out”) after the Closing and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of Anthim shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

On April 18, 2022, we announced a planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates to support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas to be developed by a third-party developer and leased to Scorpion. Scorpion intends to utilize the new 500,000+ square foot facility for large molecule and biologics manufacturing, with a particular focus on biodefense. In addition to servicing our own pipeline, Scorpion  plans to operate and utilize the facility as a full-service CDMO to provide third-party manufacturing services on a fee-for-service basis. Scorpion and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 11, 2022 (the “2021 Annual Report”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2021 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a fully integrated biopharmaceutical company specializing in the end-to-end development and commercialization of therapies that arm the immune system against a wide range of diseases including cancer and infectious disease. Our discovery sciences subsidiary Skunkworx Bio enhances our ability to support in-house nomination of biologics for our preclinical and clinical development.  Our acquisition of Elusys Therapeutics, Inc. (“Elusys”) supports our ability to develop critical therapeutic innovations such as RapidVax® for the biodefense sector.  Finally, our Scorpion Biological Services, Inc. (“Scorpion”) subsidiary enables us to enhance efficiency and decrease our dependence on third-party contract research and development biomanufacturing organizations (“CDMO”) as we advance into early and late-stage clinical trials to progress the development of novel immune activating therapies as well as support the production of our commercial anthrax antitoxin Anthim® (oxbiltoxaximab). With this consideration, we have developed multiple immune stimulatory platforms (highlighted below) that are designed to harness the body's natural immune activation and tolerance mechanisms to combat disease.

Our proprietary gp96 platform leverages the adjuvant (immune stimulatory) properties of the heat shock protein gp96 to induce the immune system’s own response against cancer and infectious disease. Gp96 naturally chaperones activation peptides (antigens) to professional antigen-presenting cells (“APCs”), such as dendritic cells, under stress conditions such as infection and cell death. Extracellular gp96 can stimulate innate immune toll-like receptors 2 and 4 on APCs to promote activation and subsequent processing and presentation of chaperoned antigens to T-cells. Our platform is designed to exploit the chaperoning activity of gp96 to constitutively transport predefined antigens of interest to APCs that in turn stimulate an antigen-specific immune response that includes B cells, CD4+ T-cells, and cytotoxic CD8+ T-cells. We believe this is a highly differentiated approach as our platform can deliver a broad range of tumor antigens that are previously unrecognized by the patient’s immune system and that have the potential to generate a multivalent response to address tumor heterogeneity.

We believe the effective management of cancer will involve multiple agents and that our gp96 platform has the potential to work synergistically with approved immunotherapies, such as checkpoint inhibitors, to re-stimulate or enhance the immune system’s own anti-tumor response. With this consideration, we are evaluating the potential of the gp96 platform immunotherapy HS-110 (viagenpumatucel-L) in a Phase 2 trial of patients with advanced non-small cell lung cancer (“NSCLC”). HS 110 is an allogenic “off-the-shelf” cellular vaccine derived from a lung adenocarcinoma cancer cell line and genetically modified to secrete a wide range of cancer-associated antigens bound to the immunostimulatory chaperone gp96.  We have completed the enrollment of our Phase 2 trial evaluating the safety and efficacy of HS 110 in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD 1 checkpoint inhibitor, or Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), for the treatment of patients with advanced NSCLC. Eligible patient populations included individuals in a second line or greater setting, or with pembrolizumab in a front-line maintenance setting. HS-130, another gp96 platform asset, is engineered to express the extracellular domain of OX40 ligand as a fusion protein (OX40L-Ig) to enhance T-cell expansion and memory cell formation. The safety of HS-130 is being evaluated in a Phase 1 solid tumor trial with findings to support the development of our RapidVax platform.

The TNF receptor superfamily member 25 (“TNFRSF25”) platform is focused on the development of agents targeting this cellular receptor. TNFRSF25 recognizes the cytokine TNF-like ligand 1A (“TL1A”) secreted by several immune cell types including dendritic cells, monocytes, macrophages, and plasma cells. In the absence of a danger or activating signal, co-stimulation of TNFRSF25 on T-cells results in the selective expansion of immunosuppressive Tregs that can reduce inflammation.  Conversely, co-stimulation of TNFRSF25 on T-cells in the presence of a danger or activating signal (arising from injury, infection, or cancer) promotes the expansion of inflammatory effector T-cells that play a critical role in mediating anti-tumor and anti-pathogen responses.  We believe therapeutic targeting of this pathway has the potential to shift the balance between immunosuppression and inflammation and therefore restore stability and balance to the immune system.

PTX-35 is a potential first-in-class selective agonist of TNFRSF25.  Preclinical studies demonstrate that when combined with HS-110 and HS-130 immunotherapies or anti-PD-1 checkpoint inhibitor (activating signals), PTX-35 has the potential to enhance CD8+ T-cell activation to eliminate tumor cells.   We are enrolling an open-label, single arm, Phase 1 clinical trial evaluating the safety and tolerability of PTX-35 intravenous administration in patients with advanced solid tumors refractory to, or ineligible for, or who refuse available standard of care.

PTX-35 has also been reported as a potent regulatory T-cell (Treg) expander in the absence of a danger or activating signal. Mouse surrogate of PTX-35 (i.e., human CDRs 1-3, but mouse Ig backbone), has shown activity in mouse models of corneal allograft, beta-islet transplantation, bone marrow transplantation, auto/inflammatory models of experimental autoimmune encephalitis (EAE), colitis and asthma. We are evaluating the clinical application for using PTX-35 to expand regulatory T-cell subsets for the treatment of various inflammatory diseases and/or conditions where regulatory T-cells are defective or required to restore immune stability.

The RapidVax® platform is a flexible “plug-and-play” vaccine system designed to enable an accelerated response to a wide variety of biological threats and is built on the foundation of our learnings from our various gp96 programs.  RapidVax leverages our vast experience developing gp96-based vaccines and couples the immune-activating properties of heat shock protein gp96 and the T-cell co-stimulator OX40L with a flexible antigen expression system to promote antigen-specific T-cell activation, the generation of long-lasting memory cells, and neutralizing antibody production via the interaction of T-follicular helper cells with B cells. RapidVax is designed to utilize a common unprogrammed vaccine base that can be manufactured in bulk, stockpiled, and rapidly customized upon identification of a biological threat to enable an accelerated time to clinic and to harness shared development, clinical safety, and manufacturing synergies.

Anthim® (obiltoxaximab) is a best-in-class monoclonal antibody antitoxin for anthrax. Anthim received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax, in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate. Additionally, Anthim was approved in 2020 as the only licensed anthrax antitoxin treatment in the European Union, United Kingdom, and Canada. Working closely with Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Disease (“NIAID”), and the Department of Defense (“DoD”), our medical countermeasures subsidiary Elusys has been able to advance Anthim to the commercial stage providing a therapeutic for inclusion in the SNS to strengthen US biosecurity against a potential anthrax attack. Notably, Anthim will also be delivered to Canada’s National Emergency Strategic Stockpile under a recently announced procurement contract.

On an ongoing basis, we are also providing preclinical, CMC development, and administrative support for these programs, while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. Additionally, we plan to launch Scorpion Biologics as a contract research and development biomanufacturing organization (“CDMO”) focused on developing bioanalytic, process development and biomanufacturing capabilities to support our biotherapeutics and discovery pipeline. We will be opportunistic in offering biomanufacturing capacity to third parties as a fee-for-service model as we expand from clinical scale to commercial scale manufacturing capabilities over the coming years.

We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially as we:

●	complete the ongoing clinical trials of our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	seek to obtain regulatory approvals for our product candidates;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts;
●	manufacture and commercialize Anthim;
●	continue construction of the facility in San Antonio, Texas;
●	further the development partnership to support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas; and
●	operate as a public company.

Recent Developments

On January 12, 2022, we announced that promising new preclinical data regarding PTX-35 has been accepted for publication in the American Journal of Transplantation. The following are the PTX-35 key findings:

●	A single dose of the preclinical version of PTX-35 (mPTX-35), was able to expand regulatory T-cells (Tregs) and significantly improve disease and graft survival outcomes.
●	Chemically induced pancreatic failure (a model for type-1 diabetes) could be partially reversed when mice were transplanted with beta-cell islet allografts and treated with mPTX-35.
●	Disease protection in preclinical models was correlated with a significant expansion of Tregs and protection of the allograft, resulting in euglycemia and a graft survival benefit.
●	Long-term surviving grafts showed a marked increase in Treg infiltration which directly correlated with mPTX-35 agonist activity.

On January 12, 2022, we also announced that we expect to file for an End of Phase 2 meeting with the FDA this quarter with the goal of discussing potential Phase 3 registration pathways for HS-110.

On February 2, 2022, we determined to voluntarily withdraw the listing of our common stock from The Nasdaq Capital Market (“Nasdaq”) and transfer such listing to the NYSE American stock exchange (the “NYSE American”). Trading began on the NYSE American at market open on February 14, 2022.

On April 18, 2022 (the “Closing Date”), we closed the merger contemplated by the Merger Agreement (the “Merger Agreement”) that we entered into with Merger Sub, Elusys and Fortis Advisors LLC, pursuant to which we acquired Elusys through the Merger of Merger Sub with Elusys. Pursuant to the Merger Agreement, as merger consideration (“Merger Consideration”) we paid at the closing an upfront cash payment of $3,000,000 to certain equity holders of Elusys (the “Sellers”) and contributed $867,646 to the payment of 50% of certain Elusys lease termination and employee severance payments. We will also pay to the Sellers (i) cash of $2,000,000 (ii) Milestone Payments, as defined in the Merger Agreement, related to revenues under an existing contract held by Elusys, and (iii) earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one-year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of Anthim that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date.

Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Milestone Payments”). The Merger Agreement further provides that eighty percent of any amounts paid to and received by Elusys (“Additional Earn Out”) after the Closing and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of Anthim shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

On April 18, 2022, we announced a planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates to support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas to be developed by a third-party developer and leased to Scorpion. Scorpion intends to utilize the new 500,000+ square foot facility for large molecule and biologics manufacturing, with a particular focus on biodefense. In addition to servicing our own pipeline, Scorpion  plans to operate and utilize the facility as a full-service CDMO to provide third-party manufacturing services on a fee-for-service basis. Scorpion and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility.

CRITICAL ACCOUNTING ESTIMATES

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

We have disclosed our critical accounting policies and estimates in our 2021 Form 10K, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first three months of Fiscal 2022

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and 2021

Grants Receivable and Revenues. For the three months ended March 31, 2022, we recognized $0.2 million of grant revenue for qualified expenditures under the CPRIT grant. For the three months ended March 31, 2021, we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period primarily reflects the expected timing of completion of deliveries under the current phase of the contracts. As of March 31, 2022, we had a grants receivable balance of $1.5 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 15.5% to $3.9 million  for the three months ended March 31, 2022 compared to $3.4 million for the three months ended March 31, 2021. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	March 31,
	2022	2021
Programs
HS-130	$0.5	$0.1
PTX-35	0.5	0.6
HS-110	0.2	0.3
Other programs	0.1	0.6
Unallocated research and development expenses	2.6	1.8
	$1.3	$1.6

●	HS-130 expense was $0.5 million and included regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	PTX-35 expense decreased to $0.5 million and primarily consists of patient dosing costs, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	HS-110 expense was $0.2 million, reflecting the current-period mix of development activities, primarily due to ongoing costs associated with our Phase 2 trial.
●	Other programs expense was $0.1 million related to Skunkworx Bio drug development program, RapidVax consulting and licensing fees related to vaccine platform development, and laboratory supplies.
●	Unallocated research expenses of $2.6 million primarily reflects personnel costs, including stock-based compensation from stock awards.

General and administrative expense. General and administrative expense was $3.8 million and $4.8 million for the three months ended March 31, 2022 and 2021. The decrease was due to a decrease in stock-based compensation expense of $2.0 million primarily due to our directors being granted immediately vesting stock options in the first quarter of 2021 that did not recur in 2022, partially offset by increased personnel costs of $0.2 million, and increases of $0.3 million for consulting and other professional expenses to manage the business.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $(0.02) million for the three months ended March 31, 2022, compared to $6,000 for the three months ended March 31, 2021. The change in the 2022 period primarily reflects the increased timeline of the Phase 1a trial and the remeasurement of discounted cash flows for the passage of time and milestone achievement.

Total non-operating (loss) income. Total non-operating income (loss) was ($0.7) million for the three months ended March 31, 2022 which primarily consisted of $0.8 million of unrealized losses on short-term investment balances partially offset by $0.1 million of interest income. Total non-operating income was $18,108 for the three months ended March 31, 2021 which primarily consisted of interest income on cash and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock, and debt, as well as net proceeds from the public offering of our securities, and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the year ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of December 31, 2021, we had an accumulated deficit of approximately $165.7 million. We had net losses of $8.2 million and $7.6 million for the three months ended March 31, 2022 and 2021, respectively.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services and are currently building the facility. Our proposed expansion in Texas is part of a company-wide growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. The future forecasted investment to build out the facility with labs, equipment, and staff will be approximately $30.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice, who is purchasing the equipment for the CDMO facility, has paid $17.0 million for equipment through the first quarter of 2022 and is included in the $30.5 million. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by third quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of May 16, 2022 we have spent $20.6 million on laboratory-related manufacturing equipment for the San Antonio facility. We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

On April 18, 2022 (the “Closing Date”), we closed the merger contemplated by the Merger Agreement (the “Merger Agreement”) that we entered into with Merger Sub, Elusys and Fortis Advisors LLC, pursuant to which we acquired Elusys through the Merger of Merger Sub with Elusys. Pursuant to the Merger Agreement, as merger consideration (“Merger Consideration”) we paid at the closing an upfront cash payment of $3,000,000 to certain equity holders of Elusys (the “Sellers”) and contributed $867,646 to the payment of 50% of certain Elusys lease termination and employee severance payments. We will also pay to the Sellers (i) cash of $2,000,000 (ii) Milestone Payments, as defined in the Merger Agreement, related to revenues under an existing contract held by Elusys, and (iii) earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one-year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of Anthim that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date.

Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Milestone Payments”). The Merger Agreement further provides that eighty percent of any amounts paid to and received by Elusys (“Additional Earn Out”) after the Closing and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of Anthim shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, manufacture of Anthim, and our manufacturing facility construction and set up.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any;
●	clinical laboratory development and testing;
●	manufacturing facility construction costs and equipment costs; and
●	manufacturing costs of Anthim.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2022, we had approximately $84.1 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash during the three months ended March 31, 2022 and 2021 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the three months ended March 31, 2022 was $10.2 million compared to $4.8 million during the same period in 2021. The increase was primarily due to an increased net loss of $0.6 million, a decrease in stock-based compensation of $2.0 million, a decrease in deferred revenue of $0.5 million, an increase in other assets of $4.8 million and an increase in accounts payable and accrued expenses of $0.4 million. The increase in other assets relates to reimbursements made to Merchants Ice II, LLC for equipment in our new San Antonio facility that will be classified as a right of use asset upon lease commencement.

Investing activities. Net cash provided by investing activities was $16.8 million during the three months ended March 31, 2022 compared to $0.6 million during the same period in 2021. The increase is from the increase in net sale of short-term investments of $18.1 million from 2021 to 2022 partially offset by the increase in purchases of property and equipment of $0.7 million.

Financing activities. Net cash provided by financing activities was $0.06 million during the three months ended March 31, 2022 compared to $25.6 million during the three months ended March 31, 2021. The decrease of $25.7 million was primarily due to a $26.3 million net decrease of sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co., net of the decrease in related stock issuance costs of $0.7 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $173.8 million through March 31, 2022. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development and advance our clinical trials of, and seek marketing approval for, our product candidates and as we add to our product candidate pipeline including expansion of our infectious disease/biothreat programs.

Our expenses will also increase due to our recent new lease obligations for the manufacturing facility in San Antonio and related equipment expenses. In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services and are currently building the facility. Our proposed expansion in Texas is part of a company-wide growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. The future forecasted investment to build out the facility with labs, equipment, and staff will be approximately $30.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice II, LLC, who is purchasing the equipment for the CDMO facility, total $17.0 million for equipment through the first quarter of 2022 and is included in the $30.5 million. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by the third quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of May 13, 2022 we have spent $20.6 million on laboratory related manufacturing equipment for the San Antonio facility.

In addition, we expect to incur additional expenses in connection with the planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates and the facility to be developed by a third-party developer and leased to Scorpion.

Furthermore, we anticipate increased costs associated with the manufacture of Anthim and the increase in headcount due to the acquisition of Elusys. Pursuant to the terms of the Merger Agreement, we are obligated to pay an additional $2 million after having paid $3 million in cash consideration at closing, plus additional expenses of $1.6 million, and subject to adjustment upon attainment of certain milestones.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, the manufacturing facility that we are building out in San Antonio, Texas and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2022, we had approximately $84.1 million in cash and cash equivalents and short-term investments.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2021 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2021 Annual Report.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

We have incurred net losses in each year since our inception, including net losses of $8.2 million and $7.6 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $173.8 million as of March 31, 2022. For the years ended December 31, 2021 and 2020, we incurred a net loss of $35.4 million and $26.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates, market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets and our ability to generate revenue from manufacturing services that we intend to provide. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. There can also be no assurance that we will be successful as a CDMO. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	continue to undertake preclinical development and conduct clinical trials for product candidates;
●	seek regulatory approvals for product candidates;
●	implement additional internal systems and infrastructure;
●	build a facility for the development of bioanalytics, process development and manufacturing activities in San Antonio and support the development of a facility in Manhattan, Kansas;
●	hire additional personnel; and

●	manufacture and commercialize Anthim.

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

During the three months ended March 31, 2022, our operating activities used net cash of approximately $10.2 million and as of March 31, 2022, our cash and cash equivalents and short-term investments were approximately $84.1 million. During the years ended December 31, 2021 and 2020, our operating activities used net cash of approximately $38.1 million and $22.0 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue in the near future from any of our product candidates and will not generate significant revenue until we or our potential partners successfully commercialize our products or we generate revenue from our manufacturing services that we plan to provide third parties. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. In addition, we expect our expenses to increase due to the build out of the manufacturing facility in San Antonio and the purchase of equipment for the facility. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues.

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

On May 13, 2022, we had 25,649,824 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies  and  other  affected  countries,  including  China, resulting in a “trade  war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended March 31, 2022 that were not previously disclosed.

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

3.7

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of March 20, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8 K with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

3.8

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

4.1

Amendment No. 4 to Rights Agreement (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2022 (File No. 001-35994).

10.1#

Form of New Incentive Option Agreement for awards subject to forfeiture (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35994)).

10.2#

Form of New Non-Statutory Stock Option Agreement for awards subject to forfeiture (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35994)).

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

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIGHTHAWK BIOSCIENCES, INC.

Date: May 16, 2022	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)