Form 10-Q
period 2022-06-30
NightHawk Biosciences, Inc.
filed 2022-08-10
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 25,661,488 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program, our manufacturing operations and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, the timing of completion of construction of the planned manufacturing facilities in Texas and Kansas, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022 (the “2021 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “NightHawk,” “NightHawk Biosciences,” “the Company,” “we” and “our” refer to NightHawk Biosciences, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets
Cash and cash equivalents	$10,242,659	$8,053,879
Short-term investments	59,707,339	88,324,922
Accounts receivable	148,160	66,049
Income tax refund receivable	1,132,057	—
Prepaid expenses and other current assets	2,314,503	2,886,520
Inventory	5,844,000	—
Total Current Assets	79,388,718	99,331,370

Property and Equipment, net	5,252,596	2,158,479

Intangible assets, net	14,350,000	3,500,000
Goodwill	5,067,747	—
Grant receivable	1,524,522	1,318,359
Operating lease right-of-use asset	2,197,339	1,782,884
Finance lease right-of-use asset	344,979	470,700
Other assets	23,507,333	12,193,540
Deposits	221,559	205,901
Total Assets	$131,854,793	$120,961,233

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,516,845	$922,782
Operating lease liability, current portion	599,930	350,343
Finance lease liability, current portion	217,088	260,574
Accrued expenses and other liabilities	2,743,709	2,419,676
Contingent consideration, current portion	6,875,777	593,037
Contingent consideration, related party - current portion	178,338	174,333
Total Current Liabilities	15,131,687	4,720,745

Long Term Liabilities
Other long-term liabilities	56,454	53,530
Derivative warrant liability	1,730	11,020
Deferred tax liability	3,541,937	215,937
Deferred revenue, net of current portion	35,000	35,000
Operating lease liability, net of current portion	1,279,037	1,060,856
Financing lease liability, net of current portion	187,770	255,429
Contingent consideration	15,703,382	1,990,118
Contingent consideration, related party	530,133	585,027
Total Liabilities	36,467,130	8,927,662

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 25,649,824 shares issued and outstanding at June 30, 2022 and December 31, 2021	5,120	5,055
Additional paid-in capital	280,603,302	278,890,153
Accumulated deficit	(183,996,826)	(165,718,953)
Accumulated other comprehensive income (loss)	26,645	(67,941)
Total Stockholders' Equity - NightHawk Biosciences, Inc.	96,638,241	113,108,314
Non-Controlling Interest	(1,250,578)	(1,074,743)
Total Stockholders' Equity	95,387,663	112,033,571

Total Liabilities and Stockholders' Equity	$131,854,793	$120,961,233

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Grant and contract revenue	$50,981	$459,494	$263,399	$998,139

Operating expenses:
Research and development	4,726,517	4,216,294	8,659,864	7,622,542
General and administrative	4,890,544	2,853,265	8,667,167	7,620,910
Amortization of intangible asset	350,000	—	350,000	—
Change in fair value of contingent consideration	(203,000)	105,000	(224,000)	111,000
Total operating expenses	9,764,061	7,174,559	17,453,031	15,354,452

Loss from operations	(9,713,080)	(6,715,065)	(17,189,632)	(14,356,313)

Change in fair value of warrant liability	1,511	4,679	9,290	(4,023)
Interest income	175,173	176,798	295,875	371,963
Unrealized loss on available-for-sale securities	(595,038)	(56,071)	(1,431,631)	(202,384)
Other expense, net	(132,476)	(30,917)	(137,610)	(52,959)
Total non-operating (loss) income	(550,830)	94,489	(1,264,076)	112,597

Net loss before income taxes	(10,263,910)	(6,620,576)	(18,453,708)	(14,243,716)
Income tax benefit (expense)	—	—	—	—
Net loss	(10,263,910)	(6,620,576)	(18,453,708)	(14,243,716)
Net loss - non-controlling interest	(106,624)	(77,379)	(175,835)	(168,341)
Net loss attributable to NightHawk Biosciences, Inc.	$(10,157,286)	$(6,543,197)	$(18,277,873)	$(14,075,375)

Net loss per share, basic and diluted	$(0.40)	$(0.26)	$(0.71)	$(0.57)

Weighted-average common shares outstanding, basic and diluted	25,602,965	25,137,466	25,598,481	24,671,281

Comprehensive loss:
Net loss	$(10,263,910)	$(6,620,576)	$(18,453,708)	$(14,243,716)
Unrealized gain on foreign currency translation	149,855	26,661	94,586	44,929
Total comprehensive loss	(10,114,055)	(6,593,915)	(18,359,122)	(14,198,787)
Comprehensive loss attributable to non-controlling interest	(106,624)	(77,379)	(175,835)	(168,341)
Comprehensive loss - NightHawk Biosciences, Inc.	$(10,007,431)	$(6,516,536)	$(18,183,287)	$(14,030,446)

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at March 31, 2022	$5,120	$279,800,072	$(173,839,540)	$(123,210)	$(1,143,954)	$104,698,488
Stock-based compensation	—	803,230	—	—	—	803,230
Other comprehensive income	—	—	—	149,855	—	149,855
Net loss	—	—	(10,157,286)	—	(106,624)	(10,263,910)
Balance at June 30, 2022	$5,120	$280,603,302	$(183,996,826)	$26,645	$(1,250,578)	$95,387,663

	Six Months Ended June 30, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Stock-based compensation	—	1,713,214	—	—	—	1,713,214
Other comprehensive income	—	—	—	94,586	—	94,586
Net loss	—	—	(18,277,873)	—	(175,835)	(18,453,708)
Balance at June 30, 2022	$5,120	$280,603,302	$(183,996,826)	$26,645	$(1,250,578)	$95,387,663

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

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(18,453,708)		$(14,243,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,630		237,160
Amortization of intangible asset	350,000		—
Noncash lease expense	53,313		43,295
Noncash interest expense	11,870		7,087
Stock-based compensation	1,713,214		3,503,848
Change in fair value of common stock warrants	(9,290)		4,023
Change in fair value of contingent consideration	(224,000)		111,000
Unrealized loss on investments	1,431,631		202,384
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(82,992)		74,159
Prepaid expenses and other current assets	1,336,620		(282,654)
Contract receivables	24,526,231		—
Grant receivable	(206,163)		(368,465)
Other assets	(11,013,793)		—
Deposits	10,592		(29,487)
Accounts payable	3,421,220		129,493
Accrued expenses and other liabilities	(4,719,416)		200,883
Other long-term liabilities	2,925		12,706
Deferred revenue	2,500		(603,717)
Net Cash Used In Operating Activities	(1,428,616)		(11,002,001)

Cash Flows from Investing Activities
Purchase of short-term investments	(1,762,833)		(61,202,605)
Sale of short-term investments	28,948,785		60,877,673
Purchase of property and equipment	(3,350,670)		(3,647,559)
Acquisition of Elusys Therapeutics, net of cash paid	2,719,898		—
Payment of contingent consideration	(22,784,571)		—
Net Cash Provided By (Used In) Investing Activities	3,770,609		(3,972,491)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—		26,304,282
Proceeds from exercise of stock options	—		27,261
Stock issuance costs	—		(658,184)
Repayments on principal of finance lease	(111,146)		(60,342)
Net Cash (Used In) Provided by Financing Activities	(111,146)		25,613,017

Effect of exchange rate changes on cash and cash equivalents	(42,067)		(3,128)

Net Increase in Cash and Cash Equivalents	2,188,780		10,635,397

Cash and Cash Equivalents – Beginning of Period	8,053,879		10,931,890

Cash and Cash Equivalents – End of Period	$10,242,659		$21,567,287

Supplemental Disclosure for Cash Flow Information:
Cash paid for receivable consideration included in contract receivables	$20,784,571		$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of other assets included in accounts payable	$2,345,624	$
Right-of-use assets obtained on operating lease commencements	$704,004		$—
Contingent and deferred cash consideration related to Elusys acquisition	$45,953,685		$—

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.

The consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 are unaudited. The balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022 (the “2021 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 include the accounts of the Company, and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (“Scorpion”) (formerly Scorpion Biosciences, Inc), Elusys Therapeutics, Inc. (“Elusys”), Blackhawk Bio, Inc, and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2022 and December 31, 2021, NightHawk held 85% controlling interest in Pelican. NightHawk accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $184.0 million as of June 30, 2022 and a net loss of approximately $10.3 million and $18.5 million for the three and six months ended June 30, 2022 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company continues its research and development and advances its clinical trials of, and seeks marketing approval for, its product candidates, builds its in-house bioanalytic, process development and manufacturing facility and expands its infectious disease/biological threat program, including its support of the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. As of June 30, 2022, a lease has not been executed for this facility. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations.

Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, partnerships, grants funding collaborations and other funding transactions, if any are available. As of June 30, 2022, the Company had approximately $69.9 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements were issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates or its manufacturing facility, the timing of completion of construction of the planned manufacturing facilities, uncertainty of market acceptance of the Company’s products or manufacturing capability or success of new business ventures, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP), which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2022, the fair value of such warrants was $1,730, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

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

Business Combinations

The accounting for our business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We have up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities, which may result in material changes to their recorded values with an offsetting adjustment to goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance. In some cases, we have used discounted cash flow analyses, which were based on our best estimate of future revenue, earnings and cash flows as well as our discount rate, adjusted for risk, and estimated attrition rates.

Goodwill and Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of the carrying value of the IPR&D assets over their fair value.

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

Deferred Revenue

Deferred revenue is comprised of an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which the Company licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In-as-much as the technology that the Company out-licensed is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.

Research and Development

Research and development includes costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing developmental products into advanced phase clinical trials as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, testing and enhancement of its product candidates.

Inventory

The Company maintains inventory consisting of bulk drug substance (“BDS”) used in the manufacturing process. The Company values inventory at net realizable value. Net realizable value represents the estimated selling price for inventories less all estimated costs to sell.

The Company performs an analysis and records a provision for potentially obsolete inventory. The reserve for obsolescence is generally an estimate of the amount of inventory held at period end that is expected to expire in the future based on projected sales volume and expected product expiration or sell-by dates. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory and make estimates regarding future product sales.

Grants Receivable and Revenue Recognition

The Company’s primary source of revenue is grant revenue related to the Cancer Prevention and Research Institute of Texas (“CPRIT”) contract, which is being accounted for under ASU No. 2018-08, Not-For-Profit Entities (Topic 958):

Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, as a conditional non-exchange contribution.

The CPRIT grant covers the periods from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be paid, on a reimbursement basis, after the Company has fulfilled every objective of the final goals of the grant. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received. As of the June 30, 2022, all $15.2 million has been recognized.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the National Institute of Allergy and Infectious Diseases which is under the umbrella of the National Institutes of Health (“NIH”). The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the three and six months ended June 30, 2022 and 2021, the Company incurred no allowable expenses under the NIH grant and did not recognize any corresponding grant revenue for those periods.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consist primarily of amounts paid in advance for manufacturing activities, clinical trial support, and insurance.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not likely.

Other Assets

In conjunction with a lease agreement further discussed in Note 13, Scorpion has made reimbursement payments to the lessor for costs incurred in conjunction with the leased site.  These payments are included in other assets on the consolidated balance sheets and will be classified as a right-of-use asset upon commencement.

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the audited consolidated financial statements and related notes included in the Company’s 2021 Annual Report. Due to the acquisition of Elusys, there have been significant changes in the critical accounting policies and estimates during the first six months of fiscal year 2022 which are reflected above.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortizedcost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and the Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact onits consolidated financial statements upon adoption.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivativesand Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-convertedmethod for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning afterDecember 15, 2021 with early adoption permitted. This standard was adopted in the first quarter of 2022 and resulted in no material impact.

2. Acquisitions

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

Under the Pelican stock acquisition agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s other directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to the Company’s CEO and certain affiliated entities as well as certain two other directors of the Company which is presented separately on the balance sheet as contingent consideration, related party. On June 22, 2020, the Company achieved the first milestone when it dosed the first patient in the first Phase 1 clinical trial of PTX-35 in solid tumors.

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant supports Pelican in developing PTX-35 through its current Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies.

Elusys Therapeutics

On April 18, 2022 (“Closing Date”), the Company closed on the acquisition of Elusys. NightHawk paid at the closing a cash upfront payment of $3,000,000 to the former owners (“Sellers”) of Elusys. NightHawk will also pay the Sellers $2,000,000 of deferred cash consideration (“Merger Consideration”) at the same time that the payment of the receivable consideration is to be distributed to the Sellers as described below. Earn out payments will be paid to the sellers for a period of 12 years from the date of the closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the closing date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded, or entered into during the first nine years after the Closing Date.

Per the Merger Agreement, upon collection of the Elusys contract receivables of $24.5 million, NightHawk will remit payment of $22.3 million (the “Receivable Consideration”) to the Sellers. During the second quarter $20.8 million was remitted to the sellers less a hold back related to future fulfillment cost. Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract, and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Contract Deferred Consideration”). The Merger Agreement further provides that 80% of any amounts paid to and received by Elusys (the “Additional Earn Out”) after the Closing Date and prior to June 30, 2023, with respect to the sale of 1,500 pre-filled vials of ANTHIM® shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

The Company acquired Elusys to expand its role in the biodefense space, complementing NightHawk’s RapidVax® platform, which is designed to target emerging biological threats.  NightHawk plans to leverage Elusys’ existing relationships and distribution channels. In addition, NightHawk expects to leverage the capabilities of its planned Scorpion biomanufacturing facility in Manhattan, Kansas, which will enable the Company to manufacture these therapies internally and therefore benefit from significant operating synergies, as well as enhanced oversight, quality control, and speed to market.  The Company is also exploring opportunities to expand ANTHIM® distribution abroad. The acquisition is aligned with NightHawk’s vision to establish a fully-integrated ecosystem to deliver medical innovations faster, better, and more efficiently.

The fair value of the purchase consideration was approximately $46.0 million. The purchase consideration consists of $3.0 million in cash and $2.0 million in deferred cash consideration, and the preliminary estimated fair value of the contingent and deferred consideration liabilities related to the receivable consideration, contract deferred consideration, earn out and additional earn out totaling $41.0 million. The preliminary valuation of the contract deferred consideration and earn out liabilities were valued using a discounted cash flow analysis that utilized discount rates of 26% and 14%, respectively. The preliminary value of the additional earn out liability was calculated as 80% of the estimated gross sales price of 1,500 pre-filled vials of ANTHIM®, less estimated fulfillment costs to be incurred. The value of the receivable consideration was equal to the value of the contract receivables acquired as this liability was settled within 30 days of the Closing Date.

The acquisition of Elusys was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The acquired Elusys’ assets, including identifiable intangible assets and liabilities assumed, have been recorded at their preliminary estimated fair values with the excess purchase price assigned to goodwill. The recognition of goodwill is largely attributed to the value paid for Elusys’ capabilities, which will broaden NightHawk’s role in the biodefense space. The goodwill recorded for this transaction is valued at $5.1 million and will be deductible for tax purposes over 15 years. A preliminary purchase price allocation has been performed and the recorded amounts for intangible assets, inventory, other assets, contingent and deferred consideration liabilities, deferred income tax liability and other liabilities are subject to change pending finalization of valuation efforts and review of tax matters. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the closing date.

The preliminary fair value of the purchase consideration, or the purchase price, is estimated to be $46.0 million. The following table highlights the components of the preliminary purchase consideration:

Aggregate consideration:
Cash consideration	$3,000,000
Deferred cash consideration	2,000,000
Earn out	7,400,000
Additional earn out	4,735,000
Receivable consideration	22,318,685
Contract deferred consideration	6,500,000
Total estimated purchase consideration	$45,953,685

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the closing date based on their respective preliminary fair values summarized below:

Purchase price allocation:
Cash and cash equivalents	$5,719,899
Contract receivables	24,526,232
Prepaid expenses and other current assets	1,905,490
Inventory	5,844,000
Intangible asset – definite-lived (Note 7)	11,200,000
Property and equipment	50,224
Operating lease right of use assets	352,906
Other assets	326,249
Total assets acquired	49,925,000
Accounts payable	(204,794)
Accrued expenses and other current liabilities	(5,155,363)
Operating lease obligations	(352,906)
Deferred income tax liability	(3,326,000)
Total liabilities assumed	(9,039,063)
Net assets acquired and liabilities assumed	40,885,937
Goodwill	5,067,748
Total estimated purchase consideration	$45,953,685

In connection with the acquisition, the Company incurred one-time expenses consisting primarily of legal fees, accounting fees and consultant fees. For the three and six months ended June 30, 2022, we incurred approximately $0.1 million and $0.6 million of acquisition costs related to the Elusys transaction, which are included in general and administrative expenses in the consolidated statements of operations.

From the Elusys acquisition date through June 30, 2022, $0.03 million of total revenue and a net loss of $1.2 million associated with Elusys operations are included in the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022.

The following unaudited pro forma financial information assumes the companies were combined as of January 1, 2021. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if Elusys had been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss as of January 1, 2021 (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$23,358,641	$490,294	$23,852,732	$2,596,706
Net loss	1,551,554	(6,999,444)	(8,276,775)	(16,469,898)
Net loss per share, basic and diluted	0.06	(0.28)	(0.32)	(0.67)

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

The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended June 30, 2022 or 2021.

In January 2020, the Company issued warrants in connection with the public offering of common stock (the “January 2020 Warrants”). Pursuant to the terms of these warrants, the warrants were not considered indexed to the Company’s own stock and therefore are required to be measured at fair value and reported as a liability in the consolidated balance sheets. Additionally, upon the closing of the January 2020 offering, 479,595 outstanding warrants were evaluated for whether they were modified for accounting purposes and it was determined that they were required to be classified as a liability. The fair value of the warrant liability is based on the Monte Carlo methodology. The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded in our consolidated statement of operations and comprehensive loss. The valuation of the warrants is classified under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing its own data. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	June 30, 2022		December 31, 2021
Current stock price	$2.55		$3.04
Estimated volatility of future stock price	83.76%		133.13%
Risk free interest rate	2.83%		0.55%
Contractual term	1.41	years	1.90	years

As of June 30, 2022, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$59,707,339	$59,707,339	—	—
Liabilities:
Contingent consideration	$23,287,630	—	—	$23,287,630
Warrant liability	$1,730	—	—	$1,730

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$88,324,922	$88,324,922	—	—
Liabilities:
Contingent consideration	$3,342,515	—	—	$3,342,515
Warrant liability	$11,020	—	—	$11,020

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all Pelican assets and liabilities using unobservable Level 3 inputs for the six months ended June 30, 2022 and 2021:

	Pelican	Elusys	Total
	Contingent	Contingent	Contingent	Warrant
	Consideration	Consideration	Consideration	Liability
Balance at December 31, 2021	$3,342,515	$—	$3,342,515	$11,020
Change in fair value	(224,000)	—	(224,000)	(9,290)
Acquisition of Elusys	—	42,953,686	42,953,686	—
Payment of receivable consideration	—	(20,784,571)	(20,784,571)	—
Payment of deferred cash consideration	—	(2,000,000)	(2,000,000)
Balance at June 30, 2022	$3,118,515	$20,169,115	$23,287,630	$1,730

	Pelican
	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	111,000	4,023
Balance at June 30, 2021	$3,023,515	$37,802

The change in the fair value of the Pelican contingent consideration for the six months ended June 30, 2022 was primarily due to a change in discount rate, the passage of time on the fair value measurement. As described in Note 2, the Company acquired Elusys Therapeutics and subsequently paid out $22.8 million in contingent consideration payments. The change in fair value of the warrant liability for the six months ended June 30, 2022 was primarily due to a decrease in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Pelican contingent consideration	Probability weighted income approach	Milestone dates	2022-2032
		Discount rate	10.59%
		Probability of occurrence	4.9% to 55%

Elusys contingent consideration:
Revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2024-2035
		Discount rate	26%
		Future revenue projections	$325.9 million

Contract deferred consideration	Discounted cash flow analysis	Timing of expected payments	2023
		Discount rate	14%
		Future revenue projections	$7.6 million

As of December 31, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Pelican Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.51%
		Probability of occurrence	4.9% to 75%

The Company records certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of June 30, 2022 and December 31, 2021. Unrealized gains and losses on securities are reported in the other expense, net line item in the statements of operations and comprehensive loss. Short-term investments at June 30, 2022 and December 31, 2021 consisted of mutual funds with fair values of $59.7 million and $88.3 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,
	June 30,	December 31,
	2022	2021
Prepaid preclinical and clinical expenses	$928,894	$1,158,560
Prepaid manufacturing expense	722,214	563,280
Other prepaid expenses and current assets	534,845	460,030
Prepaid insurance	128,550	704,650
	$2,314,503	$2,886,520

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	June 30,	December 31,
	2022	2021
Lab equipment	$3,534,846	$3,178,855
Construction-in-process	3,304,300	309,620
Furniture and fixtures	107,074	66,106
Computers	85,070	85,071
Leasehold improvements	31,819	22,563
Total	7,063,109	3,662,215
Accumulated depreciation	(1,810,513)	(1,503,736)
Property and equipment, net	$5,252,596	$2,158,479

Depreciation expense was $156,216 and $306,778 for the three and six months ended June 30, 2022, respectively, and $56,670 and $99,242 for the three and six months ended June 30, 2021, respectively.

7. Goodwill and other intangible assets

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

Goodwill and an intangible asset were recorded in connection with the acquisition of Elusys Therapeutics, as described in Note 2. The intangible asset consists of the fair value of the ANTHIM® formulation and will be amortized over its estimated useful life of 80 months. The change in the carrying amount of goodwill and intangible assets during the six months ended June 30, 2022 is as follows:

			Intangible
	Goodwill	IPR&D	Assets
Balance at December 31, 2021	$—	$3,500,000	$—
Acquisition of Elusys Therapeutics	5,067,747	—	11,200,000
Amortization of intangible assets	—	—	(350,000)
Balance at June 30, 2022	$5,067,747	$3,500,000	$10,850,000

The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. No impairment was recorded during the quarters ended June 30, 2022 or 2021.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Income tax payable	$1,061,000	$—
Accrued preclinical and clinical trial expenses	733,237	955,013
Other expenses	462,901	631,312
Compensation and related benefits	265,979	459,178
Accrued manufacturing expenses	205,592	179,173
Accrued franchise tax	15,000	195,000
	$2,743,709	$2,419,676

9. Stockholders’ Equity

At-The-Market-Offering

From January 1, 2021 to March 31, 2021 the Company sold 2,106,027 shares of common stock under the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020 by and between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co., as amended (the “Common Stock Sales Agreement”), at an average price of approximately $12.18 per share, raising aggregate net proceeds of $25,646,099 after deducting a commission up to 3%. No shares of common stock were sold during the three or six months ended June 30, 2022.

Common Stock Warrants

As of June 30, 2022 and December 31, 2021, the Company has outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The Company had no common stock warranty activity during the quarter ended June 30, 2022. The following table summarizes the activity of the Company’s common stock warrants for the six months ended June 30, 2021.

Common Stock
Warrants
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, June 30, 2021	747,383

Equity Compensation Plans

The Company maintains various equity compensation plans (“Plans”) with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. In addition, at its 2021 Annual Meeting for Stockholders, the stockholders approved the Company’s  2021 Subsidiaries Stock Incentive Plan (the “SSIP”) which allows for the grant of equity interests in subsidiaries of the Company including Skunkworx Bio, Inc. (“SkunkWorx”), Scorpion Biological Services, Inc. (“Scorpion”), Abacus Biotech, Inc. (“Abacus”), Blackhawk Bio, Inc. (“Blackhawk”) and other newly formed subsidiaries of the Company that adopt the SSIP by resolution of their Board of Directors. On August 2, 2021, the Board of Directors, the Compensation Committee and the Boards of Directors of Skunkworx, Scorpion, Abacus and Blackhawk granted to Jeff Wolf, Chief Executive Officer, an option under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpion, Abacus and Blackhawk, respectively, and to William Ostrander, Chief Financial Officer, an option under the SSIP to purchase 2,127 shares of common stock of Scorpion.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and six months ended June 30, 2022, the Company recorded $0.8 million and $1.7 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2021, the Company recorded $0.6 million and $3.5 million of stock-based compensation expense, respectively. No compensation expense for employees with stock awards was capitalized during the three and six months ended June 30, 2022 and 2021.

Stock Options - Under the Plans, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the six months ended June 30, 2022 and 2021, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three and six months ended June 30, 2022 and 2021:

●	Volatility – The Company used an average historical stock price volatility from its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% since the Company has not paid any dividends and has no plan to do so in the future.

●	Forfeitures – As required by ASC 718, Compensation—Stock Compensation, the Company reviews recent forfeitures and stock compensation expense. The Company accounts for forfeitures as they occur.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the six months ended June 30, 2022 and 2021:

	2022		2021
Dividend yield	—%		—%
Expected volatility	102.57%		101.43%
Risk-free interest rate	2.39%		0.43%
Expected lives (years)	6.1	years	5.5	years

Stock Option Activity - The weighted-average fair value of options granted during the six months ended June 30, 2022 and 2021, as determined under the Black-Scholes option pricing model, was $2.26 and $4.36 per share, respectively.

The following is a summary of the stock option activity for the six months ended June 30, 2022:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2021	2,954,315	$7.62
Granted	153,300	$2.80
Expired	(40,375)	$12.72
Forfeited	(59,254)	$4.71
Stock options outstanding at June 30, 2022	3,007,986	$7.37	$85,968	8.6	Years
Stock options exercisable at June 30, 2022	1,447,074	$10.49	$68,299	8.0	Years

Unrecognized compensation expense related to unvested stock options was $4.4 million as of June 30, 2022, which is expected to be recognized over a weighted-average period of 1.4 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the six months ended June 30, 2022:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2021	370,170	$4.71
Vested	(323,311)	$4.92
Restricted stock at June 30, 2022	46,859	$3.28

Restricted Stock Units - Under the Plans, the Company previously issued time-based Restricted Stock Units (“RSUs”). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs vest 25% on the award date and 25% each anniversary thereafter. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date. The Company recognizes the grant date fair value of RSUs of shares the Company expects to issue as compensation expense ratably over the requisite service period. No RSUs are outstanding as of June 30, 2022 and December 31, 2021.

10. Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract (or “Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2023. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. As of June 30, 2022, all $15.2 million have been recognized to date.

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

Through June 30, 2022, $15.2 million of grant funding has been recognized as revenue. As of June 30, 2022 and December 31, 2021, the Company had a grant receivable balance of $1.5 million and $1.3 million, respectively, for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award has been met. At the conclusion of the grant, the Company will be subject to an audit by CPRIT before the final grant payment can be approved and distributed.  The Company believes this will not be finalized until 2023.

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

For the quarters ended June 30, 2022 and 2021, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to NightHawk Biosciences, Inc.:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(10,263,910)	$(6,620,576)	$(18,453,708)	$(14,243,716)
Net loss - Non-controlling interest	(106,624)	(77,379)	(175,835)	(168,341)
Net loss attributable to NightHawk	$(10,157,286)	$(6,543,197)	$(18,277,873)	$(14,075,375)

Weighted-average common shares outstanding, basic and diluted	25,602,965	25,137,466	25,598,481	24,671,281
Net loss per share, basic and diluted	$(0.40)	$(0.26)	$(0.71)	$(0.57)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three and six months ended June 30, 2022 and 2021 due to their anti-dilutive effect:

	2022	2021
Outstanding stock options	3,007,986	1,673,804
Restricted stock subject to forfeiture and restricted stock units	46,859	259,874
Outstanding common stock warrants	747,383	747,383

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of June 30, 2022, $0.6 million of the deferred tax asset arising from the generation of 2018 net operating losses has been utilized to offset a portion of the previously recorded deferred tax liability associated with indefinite lived R&D in process costs. Specifically, the prior year net operating losses gave rise to an indefinite-lived deferred tax asset which provided sufficient support to offset a portion of the Company’s indefinite-lived deferred tax liability.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2022, and December 31, 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of June 30, 2022, and December 31, 2021, the Company had no such accruals.

At June 30, 2022, the Company has federal net operating loss carryforwards of approximately $163,284,930, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income. No NOLs were acquired with the purchase of Elusys Therapeutics in April of 2022.

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

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; Parsippany, New Jersey and North Brunswick, New Jersey. The North Carolina lease will expire in 2027, the Texas lease will expire in 2023, the Parsippany lease will expire in 2024 and the New Brunswick leases will expire in 2023. The leases are for general office space and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of June 30, 2022, the Company has not recorded an operating lease right-of-use (“ROU”) asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.7 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

In October 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpion into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpion agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpion would reimburse Merchants Ice II, LLC for these payments. As of June 30, 2022, and prior to the execution of the lease agreement, Scorpion has reimbursed Merchants Ice II, LLC $20.9, million which is shown in other assets on the consolidated balance sheets. Upon lease commencement, these assets will be classified as a right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpion the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of June 30, 2022, Scorpion has not recorded a right-of-use asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

Total cash paid for operating leases during the six months ended June 30, 2022 was $0.2 million, and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 5.27%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within the general and administrative and research and development balances as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Operating lease cost	$191,446	$336,003
Finance lease cost
Amortization of lease assets	62,861	125,721
Interest on lease liabilities	5,553	11,870
Total finance lease cost	$68,414	$137,591

The weighted average remaining lease term and incremental borrowing rate as of June 30, 2022 were as follows:

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
Weighted average remaining lease term
Operating leases	4.4	years	5.7	years
Finance leases	1.9	years	1.8	years
Weighted average incremental borrowing rate
Operating leases	5.34%		6.47%
Finance leases	5.27%		6.00%

Maturities of operating and finance lease liabilities as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases	Total
Years Ending December 31, 2022 (excluding the three months ended June 30, 2022)	$357,524	158,026	515,550
2023	558,216	135,632	693,848
2024	403,966	131,256	535,222
2025	315,132	-	315,132
2026	245,606	-	245,606
2027	209,214	-	209,214
Total minimum lease payments	2,089,658	424,914	2,514,572
Less: imputed interest	(210,691)	(20,056)	(230,747)
Present value of lease liabilities	$1,878,967	$404,858	$2,283,825

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

OVERVIEW

We are a fully integrated biopharmaceutical company specializing in the end-to-end development and commercialization of therapies that arm the immune system against a wide range of diseases. Our discovery subsidiary Skunkworx Bio enhances our ability to identify candidates for drug development, while our biomanufacturing subsidiary Scorpion Biological Services, Inc. (“Scorpion”) provides internal bioanalytical, process development and biomanufacturing capabilities that support our pipeline and commercial assets. The acquisition of Elusys Therapeutics, Inc. (“Elusys”) expands our goal of innovating in the biodefense sector by adding expertise in developing and delivering the FDA approved anthrax antitoxin ANTHIM® (oxbiltoxaximab). Overall, this ecosystem is designed to increase the efficiency of drug development and accelerate the delivery of novel immune activating therapies.

MANUFACTURING

Scorpion plans to couple cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics. The subsidiary expects to decrease our dependence on third-party contract research and development biomanufacturing organizations (CDMOs) for the manufacture of ANTHIM® and other assets as well as allow us to be opportunistic in offering excess capacity to third parties on a fee-for-service model.  We anticipate commencing operation of the leased San Antonio facility in November 2022 and are planning to lease a 500,000 square foot commercial manufacturing facility to be built in Manhattan, Kansas in the coming years.

BIODEFENSE

ANTHIM® (obiltoxaximab) is a monoclonal antibody antitoxin for anthrax. ANTHIM® received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax, in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate. Additionally, ANTHIM® was approved in 2020 as the only licensed anthrax antitoxin treatment in the European Union, and Canada and in 2021 in the United Kingdom. Working closely with Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Disease (“NIAID”), and the Department of Defense (“DoD”), our medical countermeasures subsidiary Elusys has been able to advance ANTHIM® to the commercial stage providing a therapeutic for inclusion in the Strategic National Stockpile (“SNS”) to strengthen US biosecurity against a potential anthrax attack. Notably, ANTHIM® will also be delivered to Canada’s National Emergency Strategic Stockpile under a recently announced procurement contract.

Our biodefense discovery and preclinical efforts remain focused on identifying novel assets such as RapidVax to combat emerging biological threats.

ONCOLOGY

We are evaluating the potential of the gp96 platform immunotherapy HS-110 (viagenpumatucel-L) in a Phase 2 trial of patients with advanced non-small cell lung cancer (“NSCLC”). HS 110 is an allogenic “off-the-shelf” cellular vaccine derived from a lung adenocarcinoma cancer cell line and genetically modified to secrete a wide range of cancer-associated antigens bound to the immunostimulatory chaperone gp96.  Our proprietary gp96 platform leverages the adjuvant (immune stimulatory) properties of the heat shock protein gp96 to induce the immune system’s own response against a tumor. We have completed the enrollment of our Phase 2 trial evaluating the safety and efficacy of HS 110 in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD 1 checkpoint inhibitor, or Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), for the treatment of patients with advanced NSCLC. Eligible patient populations included individuals in a second line or greater setting, or with pembrolizumab in a front-line maintenance setting.

HS-130, another gp96 platform asset, is engineered to express the extracellular domain of OX40 ligand as a fusion protein (OX40L-Ig) to enhance T-cell expansion and memory cell formation. A Phase I trial evaluating the safety of HS-130 for the treatment of solid tumors has been completed and the findings of this study will support the development of other assets.

Our TNF receptor superfamily member 25 (TNFRSF25) platform is focused on the development of agents targeting this cellular receptor. In the absence of a danger or activating signal, co-stimulation of TNFRSF25 on T cells results in the selective expansion of immunosuppressive Tregs that can reduce inflammation.  Conversely, co-stimulation of DR3 on T cells in the presence of a danger or activating signal (arising from injury, infection, or cancer) promotes the expansion of inflammatory effector T cells that play a critical role in mediating anti-tumor and anti-pathogen responses.  We believe therapeutic targeting of this pathway has the potential to shift the balance between immunosuppression and inflammation and therefore restore stability to the immune system.  PTX-35, a monoclonal antibody, is under evaluation in an open-label, single arm, Phase 1 clinical trial assessing safety and tolerability in patients with advanced solid tumors refractory to, or ineligible for, or who refuse available standard of care.

On an ongoing basis, we are also providing preclinical, CMC development, and administrative support for these programs, while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially as we:

●	complete the ongoing clinical trials of our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	seek to obtain regulatory approvals for our product candidates;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts;
●	manufacture and commercialize ANTHIM®;
●	continue construction of the facility in San Antonio, Texas;
●	further the development partnership to support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas; and
●	operate as a public company.

Recent Developments

On February 2, 2022, we determined to voluntarily withdraw the listing of our common stock from The Nasdaq Capital Market (“Nasdaq”) and transfer such listing to the NYSE American stock exchange (the “NYSE American”). Trading began on the NYSE American at market open on February 14, 2022.

On April 18, 2022, we closed the merger contemplated by the Merger Agreement that we entered into with Merger Sub, Elusys and Fortis Advisors LLC, pursuant to which we acquired Elusys through the Merger of Merger Sub with Elusys. Pursuant to the Merger Agreement, as merger consideration (“Merger Consideration”) we paid at the closing an upfront cash payment of $3,000,000 to certain equity holders of Elusys (the “Sellers”) and contributed $867,646 to 50% of employee severance payments. We will also pay to the Sellers (i) cash of $2,000,000 (ii) Milestone Payments, as defined in the Merger Agreement, related to revenues under an existing contract held by Elusys, and (iii) earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one-year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date.

Elusys has received and is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Milestone Payments”). The Merger Agreement further provides that eighty percent of any amounts paid to and received by Elusys (“Additional Earn Out”) after the Closing and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of ANTHIM® shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

On April 18, 2022, we announced a planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates to support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas to be developed by a third-party developer and leased to Scorpion. Scorpion intends to utilize the new 500,000+ square foot facility for large molecule and biologics manufacturing, with a particular focus on biodefense. In addition to servicing our own pipeline, Scorpion  plans to operate and utilize the facility as a full-service CDMO to provide third-party manufacturing services on a fee-for-service basis. Scorpion and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility. On April 19, 2022, the City Commission of Manhattan, Kansas, passed a resolution supporting a proposed 500,000 square foot commercial manufacturing facility by Scorpion and its development partners, and a resolution of its intent to support the project by offering an economic development package (the “Economic Development Package”) that includes the issuance of approximately $567 million in industrial revenue bonds with proposed sales tax exemptions, an anticipated 10-year 100% property tax abatement plan and an expected $8 million forgivable loan that will be tied to the realized capital investment and employee jobs, wages and benefits. The Economic Development Package is conditioned upon successful negotiation and future action by the City Commission and upon Scorpion meeting certain negotiated performance and hiring goals.

On April 27, 2022, we announced Elusys has executed a contract to deliver ANTHIM® to the Canadian government. ANTHIM® will be delivered to Canada’s National Emergency Strategic Stockpile under a procurement contract totaling CAD $7.9 million. The goal of this program is to establish a Canadian supply of ANTHIM® for use as a medical countermeasure against natural and man-made anthrax biothreats.

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

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, that form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2021, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Due to the acquisition of Elusys, there have been significant changes in our critical accounting policies and estimates during the first six months of fiscal year 2022 which are included in Note 1.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022 and 2021

Grants Receivable and Revenues For the three months ended June 30, 2022, we recognized $0.05 million of service revenue and no grant revenue under the CPRIT grant. For the three months ended June 30, 2021, we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period is due to the fact that we have recognized all $15.2 million of grant revenue. As of June 30, 2022, we had a grants receivable balance of $1.5 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 11.9% to $4.7 million  for the three months ended June 30, 2022 compared to $4.2 million for the three months ended June 30, 2021. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	June 30,
	2022	2021
Programs
HS-110	$0.1	$0.9
HS-130	0.1	0.2
PTX-35	0.7	0.5
Other programs	0.6	0.5
Unallocated research and development expenses	3.2	2.1
	$4.7	$4.2

●	HS-110 expense decreased $0.8 million primarily due to a decrease in manufacturing activities.
●	HS-130 expense was $0.1 million and included regulatory consulting and investigator site payments for the completed Phase 1 clinical trial.
●	PTX-35 expense increased to $0.7 million and primarily consists of patient dosing costs, third-party regulatory consulting and investigator site payments for the ongoing Phase 1 clinical trial.
●	Other programs expense was $0.6 million related to Skunkworx Bio drug development programs, Elusys Therapeutics drug manufacturing, RapidVax consulting and licensing fees related to vaccine platform development, and laboratory supplies.
●	Unallocated research expenses of $3.2 million primarily reflects personnel costs, including stock-based compensation from stock awards, contractor expense and supplies purchased for discovery projects.

General and administrative expense. General and administrative expense was $4.9 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase was due to an increase in stock-based compensation expense of $0.2 million primarily due to the vesting of our directors’ stock options, increased personnel costs of $0.2 million, an increase in rent expense of $0.1 million, and increases of $1.5 million for consulting and other professional expenses to manage the business.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was ($0.2) million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The change in the 2022 period primarily reflects the increase in discount rate used from 7.31% to 10.59%.

Total non-operating (loss) income. Total non-operating (loss) income was ($0.6) million for the three months ended June 30, 2022 which primarily consisted of $0.5 million of unrealized losses on short-term investment balances. Total non-operating income was $0.1 million for the three months ended June 30, 2021 which primarily consisted of interest income on cash and short-term investments.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues. For the six months ended June 30, 2022, we recognized $0.3 million of grant revenue for qualified expenditures under the CPRIT grant. For the six months ended June 30, 2021, we recognized $1.0 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period is due to the fact that we have recognized all $15.2 million of grant revenue. As of June 30, 2022, we had a grant receivable balance of $1.5 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 13.2% to $8.6 million for the six months ended June 30, 2022 compared to $7.6 million for the six months ended June 30, 2021. The components of R&D expense are as follows, in millions:

	For the Six Months Ended
	June 30,
	2022	2021
Programs
HS-110	$0.3	$1.2
HS-130	0.6	0.3
PTX-35	1.2	1.1
Other programs	0.7	1.1
Unallocated research and development expenses	5.8	3.9
	$8.6	$7.6

●	HS-110 expense decreased $0.9 million, primarily due to decreased manufacturing costs.
●	HS-130 expense increased $0.3 million due to dosing of patients, third-party regulatory consulting and investigator site payments for the completed Phase 1 clinical trial.

●	PTX-35 expense was $1.2 million primarily consisting of manufacturing development and patient dosing.
●	Other programs expense was $0.7 million related to Skunkworx Bio drug development program, Elusys Therapeutics drug manufacturing, RapidVax consulting and licensing fees related to vaccine platform development, and laboratory supplies.
●	Unallocated research expenses of $5.8 million primarily reflects personnel costs, including stock-based compensation from stock awards, contractor expense and supplies purchased for discovery projects.

General and administrative expense. General and administrative expense was $8.7 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase was due to a decrease in stock-based compensation expense of $1.8 million primarily due to our directors being granted stock options in the first quarter of 2021 that did not recur in 2022, partially offset by increased personnel costs of $0.5 million, increased rent expense of $0.2 million, and increases of $2.2 million for consulting and other professional expenses to manage the business.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $(0.02) million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. The change in the 2022 period primarily reflects the increase in discount rate used from 7.31% to 10.59%.

Total non-operating (loss) income. Total non-operating (loss) income was ($1.3) million for the six months ended June 30, 2022 which primarily consisted of $1.4 million of unrealized losses on short-term investment balances partially offset by $0.3 million of interest income. Total non-operating income was $0.1 million for the six months ended June 30, 2021 which primarily consisted of interest income on cash and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock, and debt, as well as net proceeds from the public offering of our securities, and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million, and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. During the years ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. During the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of December 31, 2021, we had an accumulated deficit of approximately $165.7 million. We had net losses of $10.3 million and $6.6 million for the three months ended June 30, 2022 and 2021, respectively.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services and are currently building the facility. Our proposed expansion in Texas is part of a company-wide growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our clinical trials and general research and development. The total forecasted investment to build out the facility with labs, equipment, and staff will be approximately $30.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice, who is purchasing the equipment for the CDMO facility, have been $20.9 million for equipment through the second quarter of 2022 and are included in the $30.5 million. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by third the quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of August 9, 2022, we have spent $22.0 million on laboratory-related manufacturing equipment for the San Antonio facility. We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

We anticipate that Scorpion will incur significant expenses for the purchase of  equipment and build out expenses in connection with the construction of the manufacturing facility we intend to lease in Manhattan, Kansas. Scorpion and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility and the City Commissioner has passed a resolution of its intent to support the project by offering an economic development package; however, there can be no assurance that such funding incentives will be received and even if received, Scorpion will still need to invest significant funds in this project in order for the facility to commence operations.

As partial consideration for the purchase of Elusys, on the Closing Date, we paid an upfront cash payment of $3,000,000 to certain equity holders of Elusys (the “Sellers”) and contributed $867,646 to the payment of 50% of certain Elusys lease termination and employee severance payments. In addition, in June 2022,  we also paid the sellers an additional $2,000,000 in accordance with the terms of the Merger Agreement.  Although we anticipate generating revenue in the near future from the contract entered into with the Canadian government mentioned above, we do not anticipate generating significant revenue from the sale of ANTHIM® until 2026. Future revenue anticipated to be derived from new contracts from the sale of ANTHIM® is not anticipated for several years until we complete additional manufacturing of ANTHIM® and establish ex-US marketing and sales operations.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our Phase 2 clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, manufacture of ANTHIM®, and our manufacturing facility construction and set up.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	our ability to obtain regulatory approvals;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding or incentives if any;
●	clinical laboratory development and testing;
●	manufacturing facility construction costs and equipment costs; and
●	manufacturing costs of ANTHIM®.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, grant funding and incentives, debt financings, partnerships, collaborations and other funding transactions, if available. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2022, we had approximately $69.9 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash during the six months ended June 30, 2022 and 2021 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the six months ended June 30, 2022 was $1.4 million compared to $11.0 million during the same period in 2021. The increase was primarily due to an increase in net loss of $4.2 million and $24.5 million of cash received for contract receivables related to Elusys which was subsequently paid out to Elusys’ shareholders as part of contingent consideration. This was offset by a decrease in stock-based compensation of $1.8 million, an increase in unrealized loss on investments of $1.2 million, amortization of intangible assets of $0.4 million, an increase in accrued expenses of $4.9 million, a increase in prepaid expenses and other current assets of $1.6 million, a decrease in accounts payable of $3.3 million, and a decrease in deferred revenue of $0.6 million, and an increase in other assets of $11.0 million related to reimbursements made to Merchants Ice II, LLC for equipment in our new San Antonio facility that will be classified as a right of use asset upon lease commencement.

Investing activities. Net cash provided by investing activities was $3.8 million during the six months ended June 30, 2022 compared to $4.0 million during the same period in 2021. The difference was due to the increase in net sales of short-term investments of $27.5 million from 2021 to 2022, the $2.7 million net cash acquired from the Elusys acquisition, partially offset by the payment of consideration to Elusys shareholders of $22.8 million.

Financing activities. Net cash (used in) provided by financing activities was ($0.1) million during the six months ended June 30, 2022 compared to a use of $25.6 million during the six months ended June 30, 2021. The difference was primarily due to a $26.3 million net decrease of sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co., net of the decrease in related stock issuance costs of $0.7 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $184.0 million through June 30, 2022. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

Our expenses will also increase due to our recent new lease obligations for the manufacturing facility in San Antonio and related equipment expenses. The total forecasted investment to build out the facility with labs, equipment, and staff will be approximately $30.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice II, LLC, who is purchasing the equipment for the CDMO facility, total $20.9 million for equipment through the second quarter of 2022 and is included in the $30.5 million. We intend to fund this initiative with current working capital. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. Operations at the facility are projected to commence by the third quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of August 9, 2022, we have spent $22.0 million on laboratory related manufacturing equipment for the San Antonio facility.

In addition, we expect to incur significant additional expenses in connection with the planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates and the facility to be developed by a third-party developer and leased to Scorpion.

Furthermore, we anticipate increased costs associated with the manufacture of ANTHIM® and the increase in headcount due to the acquisition of Elusys. Pursuant to the terms of the Merger Agreement, we are obligated to pay an additional $2.0 million after having paid $3.0 million in cash consideration at closing, plus additional expenses of $1.6 million, and subject to adjustment upon attainment of certain milestones.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, the manufacturing facility that we are building out in San Antonio, Texas and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2022, we had approximately $69.9 million in cash and cash equivalents and short-term investments.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As noted above, on April 18, 2022, we completed the Elusys Acquisition. We are in the process of integrating the operations of Elusys into our overall internal control over financial reporting process. This process may result in additions or changes to our internal control over financial reporting.

There has been no other change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception, including net losses of $18.5 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $184.0 million as of June 30, 2022. For the years ended December 31, 2021 and 2020, we incurred a net loss of $35.4 million and $26.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates in clinical development, market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets and our ability to generate revenue from manufacturing services that we intend to provide. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. There can also be no assurance that we will be successful as a CDMO or able to increase sales of ANTHIM®. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	continue to undertake preclinical development and conduct clinical trials for product candidates;
●	seek regulatory approvals for product candidates;
●	implement additional internal systems and infrastructure;
●	build a facility for the development of bioanalytics, process development and manufacturing activities in San Antonio and support the development of a facility in Manhattan, Kansas;
●	hire additional personnel; and
●	manufacture and commercialize ANTHIM®.

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

During the six months ended June 30, 2022, our operating activities used net cash of approximately $1.4 million and as of June 30, 2022, our cash and cash equivalents and short-term investments were approximately $69.9 million. During the years ended December 31, 2021 and 2020, our operating activities used net cash of approximately $38.1 million and $22.0 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue in the near future from any of our product candidates and will not generate significant revenue until we or our potential partners successfully commercialize our products or we generate revenue from our manufacturing services that we plan to provide third parties. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. We will also incur additional expenses for the manufacture of ANTHIM® that will be required in order for us to fulfill any new orders. In addition, we expect our expenses to increase due to the build out of the manufacturing facility in San Antonio and the purchase of equipment for the facility. Furthermore, we expect our expenses to increase due to the build out of the manufacturing facility in Kansas and purchase equipment for that planned facility. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues.

We will need to raise additional capital to fund our long term operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, grant funding and incentives, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the NYSE American that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the NYSE American. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On August 10, 2022, there were 25,661,488 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

We may not receive the anticipated grant funding.

On April 19, 2022, the City Commission of Manhattan, Kansas passed a resolution supporting a proposed 500,000 square foot commercial manufacturing facility by Scorpion and its development partners, and a resolution of its intent to support the project by offering an economic development package (the “Economic Development Package”) that includes the issuance of approximately $567 million in industrial revenue bonds with proposed sales tax exemptions, an anticipated 10-year 100% property tax abatement plan and an expected $8 million forgivable loan that will be tied to the realized capital investment and employee jobs, wages and benefits. The Economic Development Package is conditioned upon successful negotiation and future action by the City Commission and upon Scorpion meeting certain negotiated performance and hiring goals. We also expect to take advantage of certain  federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County.

In order to receive any of the incentives or grants we must meet certain conditions.  There can be no assurance that we will meet the conditions necessary to receive the incentives and grant funding.

Clinical trials are very expensive, time-consuming, and difficult to design and implement.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

●	unforeseen safety issues;
●	failure to determine appropriate dosing;
●	greater than anticipated cost of our clinical trials;
●	failure to demonstrate effectiveness during clinical trials;
●	slower than expected rates of patient recruitment or difficulty obtaining investigators;
●	patient drop-out or discontinuation;
●	inability to monitor patients adequately during or after treatment;
●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	insufficient or inadequate supply or quality of product candidates or other necessary materials to conduct our trials;
●	potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;
●	problems engaging IRBs to oversee trials or in obtaining and maintaining IRB approval of studies;
●	imposition of clinical hold or suspension of our clinical trials by regulatory authorities;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	Failure by us, our employees, our consultants, or other third parties or their employees, to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for drug product.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended June 30, 2022 that were not previously disclosed.

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

3.8

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

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

NIGHTHAWK BIOSCIENCES, INC.

Date: August 10, 2022	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)