Form 10-Q
period 2022-09-30
NightHawk Biosciences, Inc.
filed 2022-11-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 25,661,488 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program, our manufacturing operations and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, the timing of completion of construction of the planned manufacturing facility in Kansas, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022 (the “2021 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets
Cash and cash equivalents	$13,658,242	$8,053,879
Short-term investments	43,789,736	88,324,922
Accounts receivable	5,907,829	66,049
Income tax refund receivable	688,089	—
Prepaid expenses and other current assets	2,430,493	2,886,520
Total Current Assets	66,474,389	99,331,370

Property and Equipment, net	20,730,517	2,158,479

Intangible assets, net	9,033,125	3,500,000
Goodwill	3,467,748	—
Grant receivable	1,524,522	1,318,359
Operating lease right-of-use asset	2,023,943	1,782,884
Finance lease right-of-use asset	16,645,455	470,700
Other assets	—	12,193,540
Deposits	265,215	205,901
Total Assets	$120,164,914	$120,961,233

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,479,175	$922,782
Operating lease liability, current portion	550,128	350,343
Finance lease liability, current portion	328,959	260,574
Accrued expenses and other liabilities	3,823,173	2,419,676
Contingent consideration, current portion	6,269,114	593,037
Contingent consideration, related party - current portion	—	174,333
Total Current Liabilities	14,450,549	4,720,745

Long Term Liabilities
Other long-term liabilities	—	53,530
Derivative warrant liability	274	11,020
Deferred tax liability	3,326,000	215,937
Deferred revenue, net of current portion	751,350	35,000
Operating lease liability, net of current portion	1,173,040	1,060,856
Financing lease liability, net of current portion	6,537,975	255,429
Contingent consideration	10,800,000	1,990,118
Contingent consideration, related party	—	585,027
Total Liabilities	37,039,188	8,927,662

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 and 250,000,000 shares authorized, 25,614,629 and 25,649,824 shares issued and outstanding at September 30, 2022 and December 31, 2021	5,122	5,055
Additional paid-in capital	281,320,475	278,890,153
Accumulated deficit	(197,002,176)	(165,718,953)
Accumulated other comprehensive income (loss)	142,304	(67,941)
Total Stockholders' Equity - NightHawk Biosciences, Inc.	84,465,725	113,108,314
Non-Controlling Interest	(1,339,999)	(1,074,743)
Total Stockholders' Equity	83,125,726	112,033,571

Total Liabilities and Stockholders' Equity	$120,164,914	$120,961,233

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$5,980,993	$—	$5,980,993	$—
Grant and contract revenue	58,860	501,567	322,259	1,499,706
Total revenue	6,039,853	501,567	6,303,252	1,499,706

Operating expenses:
Product cost of sales	6,362,783	—	6,362,783	—
Research and development	6,861,470	4,381,542	15,521,334	12,004,084
General and administrative	5,114,185	3,390,093	13,781,352	11,011,003
Amortization of intangible asset	316,875	—	666,875	—
In-process research and development impairment	3,500,000	—	3,500,000	—
Change in fair value of contingent consideration	(3,118,515)	295,000	(3,342,515)	406,000
Total operating expenses	19,036,798	8,066,635	36,489,829	23,421,087

Loss from operations	(12,996,945)	(7,565,068)	(30,186,577)	(21,921,381)

Change in fair value of warrant liability	1,456	6,831	10,746	2,808
Interest income	241,638	195,344	537,513	567,307
Unrealized loss on available-for-sale securities	(145,543)	—	(1,577,174)	—
Other expense, net	(411,314)	(185,332)	(548,924)	(440,675)
Total non-operating (loss) income	(313,763)	16,843	(1,577,839)	129,440

Net loss before income taxes	(13,310,708)	(7,548,225)	(31,764,416)	(21,791,941)
Income tax benefit	215,937	—	215,937	—
Net loss	(13,094,771)	(7,548,225)	(31,548,479)	(21,791,941)
Net loss - non-controlling interest	(89,421)	(115,505)	(265,256)	(283,846)
Net loss attributable to NightHawk Biosciences, Inc.	$(13,005,350)	$(7,432,720)	$(31,283,223)	$(21,508,095)

Net loss per share, basic and diluted	$(0.51)	$(0.30)	$(1.22)	$(0.87)

Weighted-average common shares outstanding, basic and diluted	25,613,316	25,137,628	25,603,481	24,828,438

Comprehensive loss:
Net loss	$(13,094,771)	$(7,548,225)	$(31,548,479)	$(21,791,941)
Unrealized gain on foreign currency translation	115,659	68,582	210,245	113,511
Total comprehensive loss	(12,979,112)	(7,479,643)	(31,338,234)	(21,678,430)
Comprehensive loss attributable to non-controlling interest	(89,421)	(115,505)	(265,256)	(283,846)
Comprehensive loss - NightHawk Biosciences, Inc.	$(12,889,691)	$(7,364,138)	$(31,072,978)	$(21,394,584)

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at June 30, 2022	$5,120	$280,603,302	$(183,996,826)	$26,645	$(1,250,578)	$95,387,663
Issuance of common stock - ESPP	2	(2)	—	—	—	—
Stock-based compensation	—	717,175	—	—	—	717,175
Other comprehensive income	—	—	—	115,659	—	115,659
Net loss	—	—	(13,005,350)	—	(89,421)	(13,094,771)
Balance at September 30, 2022	$5,122	$281,320,475	$(197,002,176)	$142,304	$(1,339,999)	$83,125,726

	Nine Months Ended September 30, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Issuance of common stock - ESPP	2	(2)	—	—	—	—
Stock-based compensation	—	2,430,389	—	—	—	2,430,389
Other comprehensive income	—	—	—	210,245	—	210,245
Net loss	—	—	(31,283,223)	—	(265,256)	(31,548,479)
Balance at September 30, 2022	$5,122	$281,320,475	$(197,002,176)	$142,304	$(1,339,999)	$83,125,726

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at June 30, 2021	$5,027	$276,225,048	$(144,722,860)	$(121,127)	$(913,745)	$130,472,343
Issuance of common stok from vesting of restricted stock awards	1	(1)	—	—	—	—
Stock-based compensation	—	872,740	—	—	—	872,740
Other comprehensive income	—	—	—	68,582	—	68,582
Net loss	—	—	(7,432,720)	—	(115,505)	(7,548,225)
Balance at September 30, 2021	$5,028	$277,097,787	$(152,155,580)	$(52,545)	$(1,029,250)	$123,865,440

	Nine Months Ended September 30, 2021
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923
Issuance of common stock under ATM, net of issuance costs	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	83	(83)	—	—	—	—
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock-based compensation	—	4,376,588	—	—	—	4,376,588
Issuance of restricted stock	3	(3)	—	—	—	—
Exercise of options	6	27,255	—	—	—	27,261
Cancellation and payout of fractional shares	(3)	3	—	—	—	—
Other comprehensive income	—	—	—	113,511	—	113,511
Net loss	—	—	(21,508,095)	—	(283,846)	(21,791,941)
Balance at September 30, 2021	$5,028	$277,097,787	$(152,155,580)	$(52,545)	$(1,029,250)	$123,865,440

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(31,548,479)	$(21,791,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process R&D impairment loss	3,500,000	—
Depreciation and amortization	988,715	415,270
Amortization of intangible asset	666,875	—
Noncash lease expense	127,681	78,697
Stock-based compensation	2,430,389	4,376,588
Change in fair value of common stock warrants	(10,746)	(2,808)
Change in fair value of contingent consideration	(3,342,515)	406,000
Unrealized loss on investments	1,577,174	278,172
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(5,843,564)	104,598
Prepaid expenses and other current assets	1,210,730	(1,029,581)
Contract receivables	24,526,231	—
Income tax receivable	443,968	—
Grant receivable	(206,163)	(870,032)
Inventory	5,844,000	—
Other assets	12,493,539	(8,199,850)
Right-of-use assets	(9,974,366)	—
Accounts payable	2,354,279	14,766
Accrued expenses and other liabilities	(3,512,090)	197,428
Other long-term liabilities	(53,530)	14,268
Deferred tax liability	(215,937)	—
Deferred revenue	718,850	(603,717)
Deposits	(33,064)	(126,778)
Net Cash Provided by (Used In) Operating Activities	2,141,977	(26,738,920)

Cash Flows from Investing Activities
Purchase of short-term investments	(1,989,767)	(66,665,908)
Sale of short-term investments	44,947,779	66,197,924
Purchase of property and equipment	(19,271,087)	(1,383,596)
Acquisition of Elusys Therapeutics, net of cash paid	2,719,898	—
Payment of contingent consideration	(22,784,571)	—
Net Cash Provided By (Used In) Investing Activities	3,622,252	(1,851,580)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	—	26,304,282
Proceeds from the exercise of stock options	—	27,261
Stock issuance costs	—	(658,184)
Repayments on principal of finance lease	(145,672)	(121,503)
Net Cash (Used In) Provided by Financing Activities	(145,672)	25,551,856

Effect of exchange rate changes on cash and cash equivalents	(14,194)	(10,834)

Net Increase (Decrease) in Cash and Cash Equivalents	5,604,363	(3,049,478)

Cash and Cash Equivalents – Beginning of Period	8,053,879	10,931,890

Cash and Cash Equivalents – End of Period	$13,658,242	$7,882,412

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained on operating lease commencements	$351,098	$88,596
Right-of-use assets obtained on operating lease modifications	$—	$37,767
Right-of-use assets obtained on financing lease commencements	$16,470,969	$408,677
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,233,232	$—
Contingent and deferred cash consideration related to Elusys acquisition	$42,853,685	$—

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.

The consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022 (the “2021 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 include the accounts of the Company, and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (“Skunkworx”, formerly known as Delphi Therapeutics, Inc.), Scorpion Biological Services, Inc. (“Scorpion”) (formerly Scorpion Biosciences, Inc), Elusys Therapeutics, Inc. (“Elusys”), Blackhawk Bio, Inc. (“Blackhawk”), and Abacus Biotech, Inc. (“Abacus”). The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2022 and December 31, 2021, NightHawk held an 85% controlling interest in Pelican. NightHawk accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

The Company has an accumulated deficit of approximately $197.0 million as of September 30, 2022 and a net loss of approximately $13.1 million and $31.5 million for the three and nine months ended September 30, 2022 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, expands its infectious disease/biological threat program, and continues to support the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. As of September 30, 2022, a lease has not been executed for this Kansas facility. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, partnerships, grants, funding collaborations and other funding transactions, if any are available. As of September 30, 2022, the Company had approximately $57.4 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations for at least one year from the date these consolidated financial statements are issued. This is based on the Company’s current estimates, and the Company could use its available capital resources sooner than it currently expects. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates or its manufacturing facility, the timing of completion of construction of the planned manufacturing facility in Kansas, uncertainty of market acceptance of the Company’s products or manufacturing capability or success of new business ventures, competition from substitute products and larger companies, government budget and spending on biological threat programs, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

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

Derivative Financial Instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, was recorded as a derivative liability under the provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”), because they are not considered indexed to the Company’s own stock. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability.” See Note 3 for additional information.

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as a liability, was determined using the Monte Carlo simulation model, which is deemed to be an appropriate model due to the terms of the warrants issued.

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2022, the fair value of such warrants was $274, which is classified as a long-term derivative warrant liability on the Company’s consolidated balance sheets.

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

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of the carrying value of the IPR&D assets over their fair value. As of September 30, 2022, the Company decided to terminate any further development of PTX-35, Pelican's lead product candidate. The abandonment of this product triggered full impairment of the IPR&D asset.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets. During the quarter ended September 30, 2022, $3.1 million of contingent consideration related to Pelican was written off as PTX-35 will not continue on to a Phase 2 trial.

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

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective January 1, 2019. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available.

Product Sales

The Company recognizes revenue from product sales when its performance obligation with its customers has been satisfied. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the product, which is typically upon acceptance of the product at the delivery site. The Company invoices its customers after acceptance of the product and invoice payments are generally due within 30 days of the invoice date. The Company records product sales net of any variable consideration, including refund rights. The Company uses the most likely amount method when estimating its variable consideration, unless terms are specified within contracts. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates to reflect known changes.

Grant Revenue

The Company recognizes revenue from is grant revenue related to the Cancer Prevention and Research Institute of Texas (“CPRIT”) contract, which is being accounted for under ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, as a conditional non-exchange contribution.

The CPRIT grant covers the period from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be paid, on a reimbursement basis, after the Company has fulfilled every objective of the final goals of the grant. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received. As of the September 30, 2022, all $15.2 million has been recognized.

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the National Institute of Allergy and Infectious Diseases, which is under the umbrella of the National Institutes of Health (“NIH”). The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For both the three and nine months ended September 30, 2022, the Company incurred $0.04 million of allowable expenses, respectively, under the NIH grant and recognized the corresponding revenue. For the three and nine months ended September 30, 2021, the Company incurred approximately $0.0 million and $0.03 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues

Deferred Revenue

Deferred revenue is comprised of an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) and process development customer deposits received in advance of our fulfillment of performance obligations.

License Agreements

The Company has licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In-as-much as the technology that the Company out-licensed is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.

Process Development

Process development deferred revenue generally represents customer deposits received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product.

Accounts Receivable

Accounts receivable is primarily comprised of amounts owed to us for services and sales provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers.

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

Other Assets

In conjunction with a lease agreement further discussed in Note 13, Scorpion has made reimbursement payments to the lessor for costs incurred in conjunction with the leased site.  During the construction of the site, these payments were included in other assets on the consolidated balance sheets. On September 15, 2022, the lease commenced, and in accordance with ASC 842 guidance, the Company capitalized $13.2 million of payments to lab equipment, expensed $0.9 million as supplies and facilities expense, and $10.2 million is included in the operating lease right-of-use asset.

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the audited consolidated financial statements and related notes included in the Company’s 2021 Annual Report. Due to the acquisition of Elusys, there have been changes in the significant accounting policies and estimates during the first nine months of fiscal year 2022 which are reflected in the business combinations, inventory, revenue recognition and deferred revenue policies listed above.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and the Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

Under the Pelican stock acquisition agreement, the Company is also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. The fair value of these future milestone payments is reflected in the contingent consideration account under current liabilities with the non-current portion under long term liabilities on the balance sheet. The estimated fair value of the contingent consideration was determined using a probability-weighted income approach. The Company estimates the fair value of the contingent consideration on a quarterly basis. At the time of the Pelican acquisition, the Company’s CEO and certain affiliated entities as well as two of the Company’s other directors and certain affiliated entities directly or indirectly owned shares of Pelican common stock purchased by the Company. As a result, approximately 22.7% of any such milestone payments will be paid to the Company’s CEO and certain affiliated entities as well as certain two other directors of the Company which is presented separately on the balance sheet as contingent consideration, related party. On June 22, 2020, the Company achieved the first milestone when it dosed the first patient in the first Phase 1 clinical trial of PTX-35 in solid tumors. As of September 30, 2022, the Company has elected to terminate any further development of PTX-35. As a result of the termination, there is zero probability that any future milestones will be achieved at this time. Therefore, the contingent consideration affiliated with PTX-35 has been fully written off.

As discussed in Note 10, in May 2016, Pelican was awarded a $15.2 million CPRIT Grant from CPRIT for development of Pelican’s lead product candidate, PTX-35. The CPRIT Grant supported Pelican in developing PTX-35 through its current Phase 1 clinical trial designed to evaluate PTX-35 in combination with other immunotherapies.

Elusys Therapeutics

On April 18, 2022 (“Closing Date”), the Company closed on the acquisition of Elusys. NightHawk paid at the closing a cash upfront payment of $3,000,000 to the former owners (“Sellers”) of Elusys. NightHawk is obligated to pay the Sellers $2,000,000 of deferred cash consideration (“Merger Consideration”) at the same time that the payment of the receivable consideration is to be distributed to the Sellers as described below, which was paid in the second quarter of 2022. Earn out payments will be paid to the sellers for a period of 12 years from the date of the closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the closing date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded, or entered into during the first nine years after the Closing Date.

Per the Merger Agreement, upon collection of the Elusys contract receivables of $24.5 million, NightHawk will remit payment of $22.3 million (the “Receivable Consideration”) to the Sellers. In April 2022, $20.8 million was remitted to the sellers less a hold back related to future fulfillment cost. Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract, and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Contract Deferred Consideration”). The Merger Agreement further provides that 80% of any amounts paid to and received by Elusys (the “Additional Earn Out”) after the Closing Date and prior to June 30, 2023, with respect to the sale of 1,500 pre-filled vials of ANTHIM® shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

The Company acquired Elusys to expand its role in the biodefense space, complementing NightHawk’s focus to target emerging biological threats. NightHawk plans to leverage Elusys’ existing relationships and distribution channels. In addition, NightHawk expects to leverage the capabilities of its planned Scorpion biomanufacturing facility in Manhattan, Kansas, which will enable the Company to manufacture these therapies internally and therefore benefit from significant operating synergies, as well as enhanced oversight, quality control, and speed to market.  The Company is also exploring opportunities to expand ANTHIM® distribution abroad. The acquisition is aligned with NightHawk’s vision to establish a fully-integrated ecosystem to deliver medical innovations faster, better, and more efficiently.

The fair value of the purchase consideration was approximately $42.9 million. The purchase consideration consists of $3.0 million in cash and $2.0 million in deferred cash consideration, and the preliminary estimated fair value of the contingent and deferred consideration liabilities related to the receivable consideration, contract deferred consideration, earn out and additional earn out totaling $37.9 million. The preliminary valuation of the contract deferred consideration and earn out liabilities were valued using a discounted cash flow analysis that utilized discount rates of 24% and 14%, respectively. The preliminary value of the additional earn out liability was calculated as 80% of the estimated gross sales price of 1,500 pre-filled vials of ANTHIM®, less estimated fulfillment costs to be incurred. The value of the receivable consideration was equal to the value of the contract receivables acquired as this liability was settled within 30 days of the Closing Date.

The acquisition of Elusys was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The acquired Elusys’ assets, including identifiable intangible assets and liabilities assumed, have been recorded at their preliminary estimated fair values with the excess purchase price assigned to goodwill. The recognition of goodwill is largely attributed to the value paid for Elusys’ capabilities, which will broaden NightHawk’s role in the biodefense space. The goodwill recorded for this transaction is valued at $3.5 million and will be deductible for tax purposes over 15 years. A preliminary purchase price allocation has been performed and the recorded amounts for intangible assets, inventory, other assets, contingent and deferred consideration liabilities, deferred income tax liability and other liabilities are subject to change pending finalization of valuation efforts and review of tax matters. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the closing date.

The preliminary fair value of the purchase consideration, or the purchase price, is estimated to be $42.9 million. The following table highlights the components of the preliminary purchase consideration:

Aggregate consideration:
Cash consideration	$3,000,000
Deferred cash consideration	2,000,000
Earn out	5,900,000
Additional earn out	4,735,000
Receivable consideration	22,318,685
Contract deferred consideration	4,900,000
Total estimated purchase consideration	$42,853,685

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the closing date based on their respective preliminary fair values summarized below:

Purchase price allocation:
Cash and cash equivalents	$5,719,899
Contract receivables	24,526,232
Prepaid expenses and other current assets	1,905,490
Inventory	5,844,000
Intangible asset – definite-lived (Note 7)	9,700,000
Property and equipment	50,224
Operating lease right of use assets	352,906
Other assets	326,249
Total assets acquired	48,425,000
Accounts payable	(204,794)
Accrued expenses and other current liabilities	(5,155,363)
Operating lease obligations	(352,906)
Deferred income tax liability	(3,326,000)
Total liabilities assumed	(9,039,063)
Net assets acquired and liabilities assumed	39,385,937
Goodwill	3,467,748
Total estimated purchase consideration	$42,853,685

In connection with the acquisition, the Company incurred one-time expenses consisting primarily of legal fees, accounting fees and consultant fees. For the three and nine months ended September 30, 2022, the Company incurred approximately $5.0 thousand and $0.6 million of acquisition costs related to the Elusys transaction, which are included in general and administrative expenses in the consolidated statements of operations.

From the Elusys’ acquisition date through September 30, 2022, $6.0 million of total revenue and a net loss of $3.9 million associated with Elusys operations are included in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022. Upon achievement of the next milestone payment event, contingent consideration of $4.7 million is expected to be paid to Elusys’ shareholders by June 30, 2023.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$29,347,513	$44,237,698	$29,892,585	$46,834,404
Net loss	(1,296,510)	23,542,744	(21,282,125)	7,072,846
Net loss per share, basic and diluted	(0.05)	0.94	(0.83)	0.28

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

The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended September 30, 2022 or 2021.

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

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	September 30, 2022		December 31, 2021
Current stock price	$1.73		$3.04
Estimated volatility of future stock price	85.00%		133.13%
Risk free interest rate	3.94%		0.55%
Contractual term	1.16	years	1.90	years

As of September 30, 2022, there were a total of 9,357 warrants outstanding that were reported as a liability on the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$43,789,736	$43,789,736	—	—
Liabilities:
Contingent consideration	17,069,114	—	—	17,069,114
Warrant liability	274	—	—	274

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$88,324,922	$88,324,922	—	—
Liabilities:
Contingent consideration	3,342,515	—	—	3,342,515
Warrant liability	11,020	—	—	11,020

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all Pelican assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2022 and 2021:

	Pelican	Elusys	Total
	Contingent	Contingent	Contingent	Warrant
	Consideration	Consideration	Consideration	Liability
Balance at December 31, 2021	$3,342,515	$—	$3,342,515	$11,020
Change in fair value	(3,342,515)	—	(3,342,515)	(10,746)
Acquisition of Elusys	—	39,853,685	39,853,685	—
Payment of receivable consideration	—	(20,784,571)	(20,784,571)	—
Payment of deferred cash consideration	—	(2,000,000)	(2,000,000)
Balance at September 30, 2022	$—	$17,069,114	$17,069,114	$274

	Pelican
	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2020	$2,912,515	$33,779
Change in fair value	406,000	(2,808)
Balance at September 30, 2021	$3,318,515	$30,971

The change in the fair value of the Pelican contingent consideration for the nine months ended September 30, 2022 was primarily due to the termination of the PTX-35 trial. As described in Note 2, the Company acquired Elusys Therapeutics and subsequently paid out $22.8 million in contingent consideration payments. The change in fair value of the warrant liability for the nine months ended September 30, 2022 was primarily due to a decrease in the fair value of the underlying stock. Adjustments associated with the change in fair value of contingent consideration and warrant liability are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Elusys Revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2025-2036
		Discount rate	24.5%
		Future revenue projections	$325.9 million

Elusys Contract deferred consideration	Discounted cash flow analysis	Timing of expected payments	2023
		Discount rate	15%
		Future revenue projections	$7.6 million

As of September 30, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Pelican contingent consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.52
		Probability of occurrence	4.9% to 55%

The Company records certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of September 30, 2022 and December 31, 2021. Unrealized gains and losses on securities are reported in the other expense line item in the Statements of Operations and Comprehensive Loss. Short-term investments at September 30, 2022 and December 31, 2021 consisted of mutual funds with fair values of $43.8 million and $88.3 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30,	December 31,
	2022	2021
Prepaid preclinical and clinical expenses	$1,097,594	$1,158,560
Prepaid manufacturing expense	727,995	563,280
Other prepaid expenses and current assets	476,659	460,030
Prepaid insurance	128,245	704,650
	$2,430,493	$2,886,520

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following at:

	September 30,	December 31,
	2022	2021
Lab equipment	$17,530,993	$3,178,855
Construction-in-process	2,291,007	309,620
Furniture and fixtures	235,346	66,106
Computers	453,822	85,071
Leasehold improvements	2,427,797	22,563
Vehicles	44,562	—
Total	22,983,527	3,662,215
Accumulated depreciation	(2,253,010)	(1,503,736)
Property and equipment, net	$20,730,517	$2,158,479

Depreciation expense was $442,497 and $749,274 for the three and nine months ended September 30, 2022, respectively, and $115,251 and $292,960 for the three and nine months ended September 30, 2021, respectively.

7. Goodwill and other intangible assets

In-process R&D of $5.9 million was recorded in connection with the acquisition of Pelican, as described in Note 2. During the fourth quarter of 2021, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the income approach and in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million during the fourth quarter of 2021 was recorded. As of September 30, 2022, the Company has elected to terminate any further development of PTX-35. As a result of the termination, the in-process R&D affiliated with PTX-35 has been fully impaired.

Goodwill and an intangible asset were recorded in connection with the acquisition of Elusys Therapeutics, as described in Note 2. The intangible asset consists of the fair value of the ANTHIM® formulation and will be amortized over its estimated useful life of 80 months. The change in the carrying amount of goodwill and intangible assets during the nine months ended September 30, 2022 is as follows:

			Intangible
	Goodwill	IPR&D	Assets
Balance at December 31, 2021	$—	$3,500,000	$—
Impairment of intangible asset	—	(3,500,000)	—
Acquisition of Elusys Therapeutics	5,067,748	—	11,200,000
Acquisition fair value adjustment	(1,600,000)	—	(1,500,000)
Amortization of intangible assets	—	—	(666,875)
Balance at September 30, 2022	$3,467,748	$—	$9,033,125

During the three months ended September 30, 2022, the Company received an updated valuation report from a third-party valuation firm. After considering the results of the valuation report, the Company has estimated that the fair value of the contract deferred consideration to be $4.9 million and the intangible asset to be $9.7 million. As a result, the fair value of the contract deferred consideration was decreased by $1.6 million with a corresponding decrease to goodwill and the intangible asset was decreased by $1.5 million with a corresponding decrease to the earn out contingent consideration.

Significant factors in the consideration of goodwill and intangible assets for impairment include expectations of future cash flows, market capitalization relative to book value, and expected growth rates. As a result of the decrease in share price, we performed an analysis to determine if a triggering event occurred that indicated it was more likely than not that the fair value of one or more of our reporting units was less than its carrying value. The analysis resulted in the determination that no triggering event occurred as of September 30, 2022. Management considered the structural and timing factors, comparatively low stock trading volume, and limited historical operating results that include only one full quarter of results.  We believe the downward pressure on the stock price of our publicly traded shares is unrelated to the ongoing operations of the Company. However, with the macroeconomic uncertainty and decline in the Company’s stock price, there could be a non-cash charge for impairment in a future period should the decline in stock price subsequent to September 30, 2022 be sustained. As additional facts and circumstances evolve, the Company will continue to observe and assess whether an impairment trigger has occurred. To the extent it becomes more likely than not that the fair value of the Company is less than its carrying amount, the Company will be required to perform a quantitative impairment test, which may result in a non-cash impairment charge in future periods.

The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year. A full impairment of the Pelican IPR&D asset was recorded during the quarter ended September 30, 2022. No impairment was recorded for the quarter ended September 30, 2021.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Income tax payable	$1,092,558	$—
Accrued preclinical and clinical trial expenses	721,923	955,013
Other expenses	725,723	631,312
Compensation and related benefits	313,526	459,178
Accrued manufacturing expenses	959,443	179,173
Accrued franchise tax	10,000	195,000
	$3,823,173	$2,419,676

9. Stockholders’ Equity

At-The-Market-Offering

From January 1, 2021 to March 31, 2021 the Company sold 2,106,027 shares of common stock under the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020 by and between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co., as amended (the “Common Stock Sales Agreement”), at an average price of approximately $12.18 per share, raising aggregate net proceeds of $25,646,099 after deducting a commission up to 3%. No shares of common stock were sold during the three or nine months ended September 30, 2022.

Common Stock Warrants

As of September 30, 2022 and December 31, 2021, the Company has outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The Company had no common stock warrant activity during the nine months ended September 30, 2022. The following table summarizes the activity of the Company’s common stock warrants for the nine months ended September 30, 2021.

Common Stock
Warrants
Outstanding, December 31, 2020	758,939
Issued	31,000
Expired	(42,556)
Outstanding, September 30, 2021	747,383

Equity Compensation Plans

The Company maintains various equity compensation plans (“Plans”) with substantially similar provisions under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. In addition, at its 2021 Annual Meeting for Stockholders, the stockholders approved the Company’s  2021 Subsidiaries Stock Incentive Plan (the “SSIP”) which allows for the grant of equity interests in subsidiaries of the Company including Skunkworx, Scorpion, Abacus, Blackhawk  and other newly formed subsidiaries of the Company that adopt the SSIP by resolution of their Board of Directors. On August 2, 2021, the Board of Directors, the Compensation Committee and the Boards of Directors of Skunkworx, Scorpion, Abacus and Blackhawk granted to Jeff Wolf, Chief Executive Officer, an option under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpion, Abacus and Blackhawk, respectively, and to William Ostrander, Chief Financial Officer, an option under the SSIP to purchase 2,127 shares of common stock of Scorpion. In addition, at its 2022 Annual Meeting for Stockholders, the stockholders approved adding Elusys as a participating subsidiary in the SSIP and increasing the numbers of shares that each participating subsidiary may issue under the SSIP.

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and nine months ended September 30, 2022, the Company recorded $0.7 million and $2.4 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0.9 million and $4.4 million of stock-based compensation expense, respectively. No compensation expense for employees with stock awards was capitalized during the three and nine months ended September 30, 2022 and 2021.

Stock Options - Under the Plans, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the nine months ended September 30, 2022 and 2021, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2022 and 2021:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2022 and 2021:

	2022		2021
Dividend yield	—%		—%
Expected volatility	102.75%		102.15%
Risk-free interest rate	2.51%		0.67%
Expected lives (years)	6.0	years	5.6	years

Stock Option Activity - The weighted-average fair value of options granted during the nine months ended September 30, 2022 and 2021, as determined under the Black-Scholes option pricing model, was $2.25 and $4.41 per share, respectively.

The following is a summary of the stock option activity for the nine months ended September 30, 2022:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2021	2,954,315	$7.62
Granted	204,050	$2.79
Expired	(40,375)	$12.72
Forfeited	(111,022)	$4.71
Stock options outstanding at September 30, 2022	3,006,968	$7.34	$42,330	8.3	Years
Stock options exercisable at September 30, 2022	1,580,965	$10.00	$42,330	7.6	Years

Unrecognized compensation expense related to unvested stock options was $3.7 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 1.3 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the nine months ended September 30, 2022:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2021	370,170	$4.71
Vested	(323,311)	$4.92
Restricted stock at September 30, 2022	46,859	$3.28

Restricted Stock Units - Under the Plans, the Company previously issued time-based Restricted Stock Units (“RSUs”). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs vest 25% on the award date and 25% each anniversary thereafter. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date. The Company recognizes the grant date fair value of RSUs the Company expects to issue as compensation expense ratably over the requisite service period. No RSUs are outstanding as of September 30, 2022 and December 31, 2021.

10.  Revenue

Product Sales

On April 19, 2022, Elusys entered into a contract with Public Works and Government Services of Canada to deliver 3,000 vials of ANTHIM® (FDA-approved anthrax antitoxin) for treatment of inhalational anthrax due to Bacillus anthrax. The total contract award is $6.0 million with a delivery date on or before September 30, 2022.

This order was fulfilled on September 13, 2022 for the total contract amount of $6.0 million which is in accounts receivable on the consolidated balance sheet as of September 30, 2022. The Company did not believe there were factors that indicated the need for an allowance for doubtful accounts. During the quarter ended September 30, 2022, the Company had no bad debt expense.

Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract (or “Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2023. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. As of September 30, 2022, all $15.2 million have been recognized to date.

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

On January 7, 2020, the Company was awarded a grant of up to $224,713 from the NIH. The NIH grant provided funding for development of the Company’s technologies for PTX-35. The grant funds were made available by the NIH to the Company as allowable expenses are incurred. The Company incurred $40,470 of allowable expenses under the grant and recognized the corresponding grant revenue in the quarter ended September 30, 2022. No NIH grant revenue was recognized in the quarter ended September 30, 2021.

Through September 30, 2022, $15.2 million of grant funding has been recognized as revenue. As of September 30, 2022 and December 31, 2021, the Company had a grant receivable balance of $1.5 million and $1.3 million, respectively, for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award has been met. At the conclusion of the grant, the Company will be subject to an audit by CPRIT before the final grant payment can be approved and distributed.  The Company believes this will not be finalized until 2023. Due to the inviability of the PTX-35 candidate, the Company has decided not to move forward to a Phase 2 trial. However, the Company expects to receive the full outstanding receivable despite the termination of the trial.

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

For the quarters ended September 30, 2022 and 2021, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to NightHawk Biosciences, Inc.:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(13,094,771)	$(7,548,225)	$(31,548,479)	$(21,791,941)
Net loss - Non-controlling interest	(89,421)	(115,505)	(265,256)	(283,846)
Net loss attributable to NightHawk	$(13,005,350)	$(7,432,720)	$(31,283,223)	$(21,508,095)

Weighted-average common shares outstanding, basic and diluted	25,613,316	25,137,628	25,603,481	24,828,438
Net loss per share, basic and diluted	$(0.51)	$(0.30)	$(1.22)	$(0.87)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three and nine months ended September 30, 2022 and 2021 due to their anti-dilutive effect:

	2022	2021
Outstanding stock options	3,006,968	1,890,174
Restricted stock subject to forfeiture and restricted stock units	46,859	259,874
Outstanding common stock warrants	747,383	747,383

12. Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 30, 2022, the value of the indefinite lived R&D in process costs have been written off and the previously recorded deferred tax liability associated with indefinite lived R&D in process costs has been reduced to zero.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the accompanying unaudited condensed consolidated financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2022, and December 31, 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations and comprehensive loss. As of September 30, 2022, and December 31, 2021, the Company had no such accruals.

At September 30, 2022, the Company has federal net operating loss carryforwards of approximately $170,426,581, including $3,027,284 acquired from Pelican Therapeutics, which are available to offset future taxable income. No NOLs were acquired with the purchase of Elusys Therapeutics in April of 2022.

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

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; Parsippany, New Jersey and North Brunswick, New Jersey. The North Carolina lease will expire in 2027, the Texas lease will expire in 2037, the Parsippany lease will expire in 2024 and the New Brunswick leases will expire in 2023. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. As the lease had not commenced as of September 30, 2022, the Company has not recorded an operating lease right-of-use (“ROU”) asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.7 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

In October 2021, Scorpion entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpion into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpion agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpion would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of September 30, 2022, Scorpion has reimbursed Merchants Ice II, LLC $24.3 million. Based on the ASC 842 guidance, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpion the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpion recorded a finance lease right-of-use asset of $16.1 million and lease liability of $6.1 million for this lease in the accompanying condensed consolidated balance sheets.

Total cash paid for operating leases during the nine months ended September 30, 2022 was $0.2 million, and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate is 6.65%.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within the general and administrative and research and development balances as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Operating lease cost	$195,368	$531,371
Finance lease cost
Amortization of lease assets	170,492	296,214
Interest on lease liabilities	44,903	56,772
Total finance lease cost	$215,395	$352,986

The weighted average remaining lease term and incremental borrowing rate as of September 30, 2022 and 2021 were as follows:

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
Weighted average remaining lease term
Operating leases	4.2	years	5.6	years
Finance leases	9.5	years	2.1	years
Weighted average incremental borrowing rate
Operating leases	5.25%		6.44%
Finance leases	6.65%		5.63%

Maturities of operating and finance lease liabilities as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases	Total
Years Ending December 31, 2022 (excluding the nine months ended September 30, 2022)	$179,752	245,867	425,619
2023	558,216	700,292	1,258,508
2024	403,966	812,383	1,216,349
2025	315,132	715,782	1,030,914
2026	245,606	595,309	840,915
2027	209,214	615,269	824,483
Thereafter	-	7,716,135	7,716,135
Total minimum lease payments	1,911,886	11,401,037	13,312,923
Less: imputed interest	(188,718)	(4,534,103)	(4,722,821)
Present value of lease liabilities	$1,723,168	$6,866,934	$8,590,102

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

OVERVIEW

We are a fully integrated biopharmaceutical company specializing in the end-to-end development and commercialization of innovative medical countermeasures that combat unmet and emerging biothreats. Our discovery subsidiary Skunkworx Bio enhances our ability to identify candidates for drug development, while our biomanufacturing subsidiary Scorpion Biological Services, Inc. (“Scorpion”) provides internal bioanalytical, process development and biomanufacturing capabilities that support our pipeline and commercial assets. Our Elusys Therapeutics, Inc. (“Elusys”) subsidiary supports our goal of innovating in the biodefense sector by adding expertise in developing and delivering life-saving medical countermeasures, including our commercially available anthrax antitoxin ANTHIM® (obiltoxaximab ). Collectively,  this ecosystem is designed to increase the efficiency of drug development and accelerate the capability to combat infectious disease.

During the past quarter, our priorities have shifted to our biodefense and biomanufacturing capabilities resulting in a refocusing of our resources and efforts towards biodefense and biomanufacturing and away from our clinical-stage oncology assets including HS-110 and PTX-35.

MANUFACTURING

Scorpion plans to couple cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics. The subsidiary expects to decrease our dependence on third-party contract research and development biomanufacturing organizations (CDMOs) for the manufacture of ANTHIM® and other assets as well as allow us to be opportunistic in offering excess capacity to third parties on a fee-for-service model.  We anticipate commencing operation of the leased San Antonio facility in November 2022 and are planning to begin development efforts on a commercial manufacturing facility expected to be built in Manhattan, Kansas in the coming years.

BIODEFENSE

ANTHIM® (obiltoxaximab) is a monoclonal antibody antitoxin for anthrax. ANTHIM® received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax, in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate. Additionally, ANTHIM® was approved in 2020 as the only licensed anthrax antitoxin treatment in the European Union and Canada and in 2021 in the United Kingdom. Working closely with Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Disease (“NIAID”), and the Department of Defense (“DoD”), our medical countermeasures subsidiary Elusys has been able to advance ANTHIM® to the commercial stage providing a therapeutic for inclusion in the Strategic National Stockpile (“SNS”) to strengthen US biosecurity against a potential anthrax attack. Our strategy is to continue to expand international sales of ANTHIM® as evidenced by our Q3 2022 delivery of the antitoxin to the Public Health Agency of Canada Office of Emergency Response Services Depot.

Our biodefense discovery and preclinical efforts remain focused on identifying novel assets to combat emerging biological threats.

ONCOLOGY

We are evaluating the potential of the gp96 platform immunotherapy HS-110 (viagenpumatucel-L) in patients with advanced non-small cell lung cancer (“NSCLC”). HS-110 is an allogenic “off-the-shelf” cellular vaccine derived from a lung adenocarcinoma cancer cell line and genetically modified to secrete a wide range of cancer-associated antigens bound to the immunostimulatory chaperone gp96.  Our proprietary gp96 platform leverages the adjuvant (immune stimulatory) properties of the heat shock protein gp96 to induce the immune system’s own response against a tumor. We have completed the enrollment of our Phase 2 trial evaluating the safety and efficacy of HS 110 in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD 1 checkpoint inhibitor, or Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), for the treatment of patients with advanced NSCLC. Eligible patient populations included individuals in a second line or greater setting, or with pembrolizumab in a front-line maintenance setting.

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

We are deprioritizing our oncology efforts and discontinuting further development of our clinical-stage oncology assets, including HS-110 and PTX-35, to focus on the discovery, development, and commercialization of innovative medical countermeasures to address unmet and emerging biothreats along with our biomanufacturing efforts. In alignment with this core strategy, we are deprioritizing the activities of our Heat Biologics, Inc and Pelican Therapeutics, Inc subsidiaries. We plan to close out ongoing trials and currently plan to spend limited resources on these programs.

GENERAL

On an ongoing basis, we are also providing preclinical, CMC development, and administrative support for these programs, while constantly focusing on protecting and expanding our intellectual property in areas of strategic interest. We expect to continue to incur significant expenses and to incur increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially as we:

●	complete the ongoing clinical trials of our product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	seek to obtain regulatory approvals for our product candidates;
●	continue our research and development efforts;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts;
●	manufacture and commercialize ANTHIM®;
●	continue construction of the facility in San Antonio, Texas;
●	further support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas; and
●	operate as a public company.

Recent Developments

On April 18, 2022, we announced a planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates to support the development of a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas to be developed by a third-party developer and leased to Scorpion. Scorpion intends to utilize the new 500,000+ square foot facility for large molecule and biologics manufacturing, with a particular focus on biodefense. In addition to servicing our own pipeline, Scorpion  plans to operate and utilize the facility as a full-service CDMO to provide third-party manufacturing services on a fee-for-service basis. Scorpion and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility. On April 19, 2022, the City Commission of Manhattan, Kansas, passed a resolution supporting a proposed 500,000 square foot commercial manufacturing facility by Scorpion and its development partners, and a resolution of its intent to support the project by offering an economic development package (the “Economic Development Package”) that includes the issuance of approximately $567 million in industrial revenue bonds with proposed sales tax exemptions, an anticipated 10-year 100% property tax abatement plan and an expected $8.0 million forgivable loan that will be tied to the realized capital investment and employee jobs, wages and benefits. The Economic Development Package is conditioned upon successful negotiation and future action by the City Commission and upon Scorpion meeting certain negotiated performance and hiring goals.

During the third quarter of 2022, we completed delivery of ANTHIM® to the Public Health Agency of Canada Office of Emergency Response Services Depot pursuant to the terms of the procurement contract totaling $6.0 million that we announced on April 27, 2022.

On August 23, 2022, we announced construction of an advanced biosafety level 2 (BSL-2) laboratory, expanding the biodefense and infectious disease research capabilities of the Company’s research facilities in Research Triangle Park, North Carolina. This new facility supports our biodefense discovery and preclinical efforts focused on identifying novel assets to combat emerging biological threats.

On October 21, 2022, we announced the grand opening of our San Antonio facility. This facility will provide Scorpion with substantial biomanufacturing capabilities to accommodate future wordwide demand for biologic manufacturing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite-lived intangible assets, research and development expenses and clinical trial expenses and stock-based compensation expense.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our financial statements contained in our 2021 Annual Report.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation-Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Evaluation of recorded value of goodwill and intangibles

As a result of the Business Combination, the Company was required to record the acquired assets of Elusys to fair value at the time of the transaction. This resulted in a recording of goodwill and intangibles. The Company performs an annual goodwill impairment test as of April 1, or more frequently if events occur that indicate it is more likely than not that the fair value of a reporting unit’s goodwill was less than its carrying value (e.g., a triggering event). During the quarter, the company’s share price traded at a substantial discount to its book value. As a result, the Company performed an analysis to determine if a triggering event occurred. The analysis resulted in the determination that no triggering event occurred. Management considered several structural and timing factors in the analysis, the Company’s comparatively low stock trading volume and the limited amount of time since the Business Combination which included only one full quarter of results which were in line with expectations. These factors put downward pressure on the price of the publicly traded shares and were deemed to be unrelated to the ongoing operations, underlying performance and financial results of the Company.

The process of determining whether a triggering event exists and estimating the fair value of goodwill and intangible assets requires the use of estimates and significant judgements that are based on several factors. These estimates and judgements are complex and based on assumptions that may change in future periods. It is possible that any such future changes in assumptions, estimates and judgements may have a material impact on the financial statements. As such, it is possible that goodwill or intangible assets may be impaired in future reporting periods; however, any impairment to goodwill or intangible assets would not have a negative impact on tangible equity (defined as book equity less goodwill and intangible assets). As additional facts and circumstances evolve, the Company will continue to observe and assess whether an impairment trigger has occurred. To the extent it becomes more likely than not that the fair value of the Company is less than its carrying amount, the Company will be required to perform a quantitative impairment test, which may result in a non-cash impairment charge in future periods.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. The Company uses significant estimates and assumptions to value such items, including projected cash flows and revenue forecasts using the discounted cash flow analysis, which is based on our best estimate of future revenue, earnings and cash flows as well as our discount rate, and adjusted for risk.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues. For the three months ended September 30, 2022, we recognized $5.98 million of product sales revenue, $0.06 million of contract revenue, and no CPRIT grant revenue. For the three months ended September 30, 2021 we recognized $0.5 million of grant revenue for qualified expenditures under the CPRIT grant. The increase in product sales revenue is due to the sale of ANTHIM® to the Canadian government. The decrease in grant revenue in the current-year period is due to the fact that we have recognized all $15.2 million of CPRIT grant revenue. As of September 30, 2022, we had a grants receivable balance of $1.5 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Product cost of sales. For the three months ended September 30, 2022, we recognized $6.4 million of product cost of sales. No product sales were recognized for the three months ended September 30, 2021. The increase was due to the cost of sales related to the ANTHIM® sale to Canada. Cost of sales include $5.9 million of inventory, $0.3 million of pre-acquisition backlog, $0.2 million of shipping and fulfillment expense and $0.01 million of royalty expense.

Research and development expense. Research and development expenses increased approximately 56.8% to $6.9 million  for the three months ended September 30, 2022 compared to $4.4 million for the three months ended September 30, 2021. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	September 30,
	2022	2021
Programs
HS-110	$0.1	$0.2
HS-130	0.1	0.3
PTX-35	0.6	1.1
ANTHIM	0.5	—
Other programs	—	0.7
Unallocated research and development expenses	5.6	2.1
	$6.9	$4.4

●	HS-110 expense dereased $0.1 million primarily due to a decrease in investigator fees.
●	HS-130 expense was $0.1 million and included regulatory consulting and investigator site payments for the completed Phase 1 clinical trial.
●	PTX-35 expense decreased by $0.5 million primarily due to fewer patient dosing costs, decreased third-party regulatory consulting fees and decreased investigator site payments for the Phase 1 clinical trial.
●	ANTHIM expense primarily relates to fill finish expense.
●	Other programs expense decreased by $0.7 million primarily due to decreased RapidVax consulting expenses and decreases in licensing fees related to vaccine platform development, and laboratory supplies.
●	Unallocated research expenses of $5.6 million primarily reflects personnel costs, including stock-based compensation from stock awards, contractor expense and supplies purchased for discovery projects.

General and administrative expense. General and administrative expense was $5.1 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to increased personnel costs of $0.3 million, increase in rent expense of $0.1 million, increase of $1.2 million for consulting and other professional expenses to manage the business offset by a decrease in stock-based compensation expense of $0.2 million.

In-process research and development impairment. IPR&D impairment was $3.5 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively. IPR&D was fully impaired during the third quarter of 2022 as the PTX-35 trial will not progress to Phase 2.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was ($3.1) million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. The change in the 2022 period was primarily due to the write off of the Pelican contingent consideration as the PTX-35 trial is not progressing to Phase 2.

Total non-operating (loss) income. Total non-operating (loss) income was ($0.3) million for the three months ended September 30, 2022 which primarily consisted of ($0.1) million of unrealized losses on short-term investment balances, ($0.4) million of unrealized loss on foreign currency offset by $0.2 million of interest and dividends income on short-term investment balances.  Total non-operating income was $0.02 million for the three months ended September 30, 2021 which primarily consisted of $0.2 million of interest income, and ($0.2) million of unrealized losses on short-term investment balances.

Income tax benefit. Income tax benefit was $0.2 million for the three months ended September 30, 2022 compared to $0.0 million for the three months ended September 30, 2021, due to the write off of the in-process R&D intangible asset.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenues. For the nine months ended September 30, 2022, we recognized $5.98 million of product sales revenue, $0.1 million of contract revenue, and $0.2 million of CPRIT grant revenue. For the nine months ended September 30, 2021, we recognized $1.5 million of grant revenue for qualified expenditures under the CPRIT grant. The increase in product sales revenue is due to the sale of ANTHIM to the Canadian government. The decrease in grant revenue in the current-year period is due to the fact that we have recognized all $15.2 million of CPRIT grant revenue. As of September 30, 2022, we had a grant receivable balance of $1.5 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Product cost of sales. For the nine months ended September 30, 2022, we recognized $6.4 million of product cost of sales. No product sales were recognized for the nine months ended September 30, 2021. The increase was due to the cost of sales related to the ANTHIM sale to Canada. Cost of sales include $5.9 million of inventory, $0.3 million of pre-acquisition backlog, $0.2 million of shipping and fulfillment expense and $0.01 million of royalty expense.

Research and development expense. Research and development expenses increased approximately 29.2% to $15.5 million for the nine months ended September 30, 2022 compared to $12.0 million for the nine months ended September 30, 2021. The components of R&D expense are as follows, in millions:

	For the Nine Months Ended
	September 30,
	2022	2021
Programs
HS-110	$0.4	$1.4
HS-130	0.7	0.6
PTX-35	1.8	2.2
ANTHIM	0.5	—
Other programs	0.5	1.8
Unallocated research and development expenses	11.6	6.0
	$15.5	$12.0

●	HS-110 expense decreased $1.0 million, primarily due to decreased manufacturing costs and a decrease in investigator fees.
●	HS-130 expense increased $0.1 million due to dosing of patients, third-party regulatory consulting and investigator site payments for the completed Phase 1 clinical trial.

●	PTX-35 decreased $0.4 million primarily due to fewer patient dosing costs, decreased third-party regulatory consulting fees and decreased investigator site payments for the Phase 1 clinical trial.
●	ANTHIM expense primarily relates to fill finish expense.
●	Other programs expense was $0.5 million related to Skunkworx Bio drug development program, Elusys Therapeutics drug manufacturing, RapidVax consulting and licensing fees related to vaccine platform development, and laboratory supplies.
●	Unallocated research expenses of $11.6 million primarily reflects personnel costs, including stock-based compensation from stock awards, depreciation expense, license fees, contractor expense and supplies purchased for discovery projects.

General and administrative expense. General and administrative expense was $13.8 million and $11.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to increased personnel costs of $0.8 million, increased rent expense of $0.3 million, increases of $3.6 million for consulting and other professional expenses to manage the business offset by a decrease in stock-based compensation expense of $2.0 million primarily due to our directors being granted stock options in the first quarter of 2021 that did not recur in 2022.

In-process research and development impairment. IPR&D impairment was $3.5 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively. IPR&D was fully impaired during the third quarter of 2022 as the PTX-35 trial will not progress to Phase 2.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was ($3.3) million for the nine months ended September 30, 2022, compared to $0.4 million for the nine months ended September 30, 2021. The change in the 2022 period was primarily due to the write off of the Pelican contingent consideration as the PTX-35 trial is not progressing to Phase 2.

Total non-operating (loss) income. Total non-operating (loss) income was ($1.6) million for the nine months ended September 30, 2022 which primarily consisted of ($1.6) million of unrealized losses on short-term investment balances. Total non-operating income was $0.1 million for the nine months ended September 30, 2021 which primarily consisted of interest income on cash and short-term investments.

Income tax benefit. Income tax benefit was $0.2 million for the nine months ended September 30, 2022 compared to $0.0 million for the nine months ended September 30, 2021, due to the write off of the in-process R&D intangible asset.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock, and debt, as well as net proceeds from the public offering of our securities, and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million, and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. During the years ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. During the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of September 30, 2022, we had an accumulated deficit of approximately $197.0 million and as of  December 31, 2021, we had an accumulated deficit of approximately $165.7 million. We had net losses of $13.1 million and $7.4 million for the three months ended September 30, 2022 and 2021, respectively.

In order to promote efficiency and reduce our reliance on third-party vendors, we plan to enhance our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services. Our proposed expansion in Texas is part of a company-wide growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our general research and development. The total forecasted investment to build out the facility with labs, equipment, and staff will be approximately $30.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice, who is purchasing the equipment for the CDMO facility, have been $24.3 million for equipment through the third quarter of 2022 and are included in the $30.5 million. We intend to fund this initiative with current working capital. These amounts also do not take into account supply chain issues or inflationary concerns, which at the current time have not had a material impact on our business but could in the future.  The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. The facility lease officially commenced on September 15, 2022. Operations at the facility are projected to commence during the fourth quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house following validation activities and then contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of November 14, 2022, we have spent $24.3 million on laboratory-related manufacturing equipment and leasehold improvements for the San Antonio facility. We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

We anticipate that Scorpion will incur significant expenses for the purchase of equipment and build out expenses in connection with the construction of the manufacturing facility we intend to lease in Manhattan, Kansas. Scorpion and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility and the City Commissioner has passed a resolution of its intent to support the project by offering an economic development package; however, there can be no assurance that such funding incentives will be received and even if received, Scorpion will still need to invest significant funds in this project in order for the facility to commence operations. We intend to finance the remaining costs that we will incur for the Kansas facility, which are anticipated to be $50.0 million, through multiple alternatives, including, but not limited to, the sale of equity or debt of Scorpion.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, grant funding and incentives, debt financings, partnerships, collaborations and other funding transactions, if available. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2022, we had approximately $57.4 million in cash and cash equivalents and short-term investments.

Cash Flows

Operating activities. The use of cash during the nine months ended September 30, 2022 and 2021 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital as well as the commencement of our Scorpion facility. Net cash provided by operating activities during the nine months ended September 30, 2022 was $2.1 million compared to a use of $26.7 million during the same period in 2021. The increase was primarily due to an increase in net loss of $9.8 million and $24.5 million of cash received for contract receivables related to Elusys which was subsequently paid out to Elusys’ shareholders as part of contingent consideration. This was offset by IPR&D impairment of $3.5 million, a decrease in stock-based compensation of $1.9 million, an increase in unrealized loss on investments of $1.3 million, amortization of intangible assets of $0.7 million, change in fair value of contingent consideration of $3.7 million, an increase in accrued expenses of $3.7 million, a decrease in prepaid expenses and other current assets of $2.2 million, a increase in accounts payable of $2.3 million, and a decrease in deferred revenue of $1.3 million, a decrease in other assets of $20.7 million a decrease in inventory of $5.9 million, and an increase in right-of-use assets of $10.0 million.

Investing activities. Net cash provided by investing activities was $3.6 million during the nine months ended September 30, 2022 compared to ($1.9) million during the same period in 2021. The difference was due to the increase in net sales of short-term investments of $43.4 million from 2021 to 2022, $2.7 million net cash acquired from the Elusys acquisition, increase in purchases of property and equipment of $17.9 million, partially offset by the payment of consideration to Elusys shareholders of $22.8 million.

Financing activities. Net cash (used in) provided by financing activities was ($0.1) million during the nine months ended September 30, 2022 compared to a use of $25.6 million during the nine months ended September 30, 2021. The difference was primarily due to a $26.3 million net decrease of sales of our common stock through an at-the-market Common Stock Sales Agreement with B. Riley FBR, Inc. and Cantor Fitzgerald & Co., net of the decrease in related stock issuance costs of $0.7 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $197.0 million through September 30, 2022. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

Our expenses will also increase due to our recent new lease obligations for the manufacturing facility in San Antonio and related equipment expenses. The total forecasted investment to build out the facility with labs, equipment, and staff will be approximately $30.5 million, without taking into account federal new market tax credits based on the location in San Antonio, federal and state historical tax credits based on the historical designation of the facility, as well as city and county tax abatement incentives with the City of San Antonio and Bexar County. Scorpion reimbursements to Merchants Ice II, LLC, who is purchasing the equipment for the CDMO facility, total $24.3 million for equipment through the third quarter of 2022 and is included in the $30.5 million. We intend to fund this initiative with current working capital. These amounts also do not take into account supply chain issues or inflationary concerns, which at the current time have not had a material impact on our business but could in the future. The potential value of tax credits and tax incentives to Scorpion are estimated to be up to approximately $4.5 million based on the total cost of the build out, employees hired, real property, and other factors. The lease officially commenced on September, 15, 2022. Operations at the facility are projected to commence by the fourth quarter of 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development to in-house immediately and followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations. As of November 14, 2022, we have spent $24.3 million on laboratory related manufacturing equipment for the San Antonio facility.

In addition, we expect to incur significant additional expenses in connection with the planned development partnership of Scorpion with a private developer, the State of Kansas and local and university affiliates and the facility to be developed by a third-party developer and leased to Scorpion. We do not intend to finance the remaining costs that we will incur for the Kansas facility from working capital and instead anticipate rasisng financing  through multiple alternatives, including, but not limited to, the sale of equity or debt of Scorpion.

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

In addition, if we obtain marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Although we currently have sufficient funds to complete our clinical trials, as currently planned, and expect that we will have sufficient funds to fund our operations into 2024, we will need to obtain substantial additional future funding in connection with our future planned clinical trials, the manufacturing facility that we are building out in San Antonio, Texas and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2022, we had approximately $57.4 million in cash and cash equivalents and short-term investments.

We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset  values could impact our business in the future. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties performing services at our San Antonio facility if our workforce is impacted by the pandemic. Although we have increased inventory levels  in an attempt to mitigate supply chain issues, we may still face disruptions in procuring items that are essential to perform our services. In addition, we have experienced minor disruptions in equipment supply in the building of our San Antonio facility. These minor disruptions have had an immaterial effect on business, which we have been able to address with minimal impact to our business operations to date. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing of our manufacturing services, the cost we incur to manufacture Anthim, the costs required to build the manufacturing facility in Kansas, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of Septenber 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief

Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As noted above, on April 18, 2022, we completed the Elusys Acquisition. We are in the process of integrating the operations of Elusys into our overall internal control over financial reporting process. This process will result in changes to our internal control over financial reporting.

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

We have incurred net losses in each year since our inception, including net losses of $31.5 million and $21.8 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $197.0 million as of September 30, 2022. For the years ended December 31, 2021 and 2020, we incurred a net loss of $35.4 million and $26.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to achieve profitability will depend on us obtaining regulatory approval for our product candidates in clinical development, market acceptance of our product offerings and our capacity to develop, introduce and sell our products to our targeted markets and our ability to generate revenue from manufacturing services that we intend to provide. There can be no assurance that any of our product candidates will be approved for commercial sale, or even if our product candidates are approved for commercial sale that we will ever generate significant sales or achieve profitability. There can also be no assurance that we will be successful as a CDMO or able to increase sales of ANTHIM®. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

During the nine months ended September 30, 2022, our operating activities provided net cash of approximately $2.1 million and as of September 30, 2022, our cash and cash equivalents and short-term investments were approximately $57.4 million. During the years ended December 31, 2021 and 2020, our operating activities used net cash of approximately $38.1 million and $22.0 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue in the near future from any of our product candidates and will not generate significant revenue until we or our potential partners successfully commercialize our products or we generate revenue from our manufacturing services that we plan to provide third parties. We expect our expenses to increase if and when we initiate and conduct Phase 3 and other clinical trials and seek marketing approval for our product candidates. We will also incur additional expenses for the manufacture of ANTHIM® that will be required in order for us to fulfill any new orders. In addition, we expect our expenses to increase once  the manufacturing facility in San Antonio is fully operational and we do not anticipate initially generating revenue sufficient revenue from operations at this facility to offset such increased expenses. Furthermore, we expect our expenses to increase due to the build out of the manufacturing facility in Kansas and purchase equipment for that planned facility. Until such time as we receive approval from the FDA and other regulatory authorities any of our other product candidates, we will not be permitted to sell those products and therefore will not have product revenues from them.

We will need to raise additional capital to fund our long term operations and milestone payments and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, grant funding and incentives, debt financings for us and for Scorpion and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the NYSE American that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the NYSE American. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On November 14, 2022, there were 25,661,488 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies  and  other  affected  countries,  including  China, resulting in a “trade  war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended September 30, 2022 that were not previously disclosed.

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

10.1

Amendment No. 4 to NightHawk Biosciences, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022).

10.2

Amendment to NightHawk Biosciences, Inc. 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022.

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

NIGHTHAWK BIOSCIENCES, INC.

Date: November 14, 2022	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)