Form 10-K
period 2022-12-31
NightHawk Biosciences, Inc.
filed 2023-03-31
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-35994

NightHawk Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2844103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

627 Davis Drive, Suite 300
Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0002 par value per share	NHWK	NYSE American LLC
Common Stock purchase rights		NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $65,407,051 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 31, 2023, the issuer had 26,049,209 shares of common stock outstanding.

Documents incorporated by reference: None.

NIGHTHAWK BIOSCIENCES, INC.

FORM 10-K

Explanatory Note

NightHawk Biosciences, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021 (this “Annual Report”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2022, as well as summarized financial information related to the restatement of the following previously filed periods: (i) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2022, consisting of June 30, 2022 and September 30, 2022.

Restatement Background

As previously disclosed, on March 17, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of NightHawk Biosciences, Inc. (the “Company”) concluded, after discussion with the Company’s management and BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm, that the Company’s (i) unaudited consolidated interim financial statements as of and for the period ended June 30, 2022 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and the (ii) unaudited consolidated interim financial statements as of and for the period ended September 30, 2022 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (collectively, the “Specified Financial Statements”), should no longer be relied upon due to errors in such financial statements, and therefore a restatement of these specified financial statements is required. These errors resulted in net loss being overstated but have no effect on the Company’s cash position, pre-tax loss or the Company’s operating expenses and will result in a decrease in the net loss and loss per share for those periods.

During the preparation and review of its annual tax provision for the year ended December 31, 2022, it was determined that the Company made certain errors in the manner in which it recognized  a deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics, Inc. (“Elusys”). Under ASC 740 – Income Taxes,  the release of an acquirer’s valuation allowance on the acquirer’s (i.e., the Company’s) deferred tax assets in the amount of the acquired Elusys deferred tax liability (“DTL”) should be recorded as an income tax benefit, and be reported as a component of net loss. The DTL was on the balance sheet at June 30, 2022 and September 30, 2022, however the DTL was not and should have been recorded as an income tax benefit on the income statement for the quarter ending June 30, 2022. This error resulted in net loss being  overstated by $3.3 million for the three and six months ended June 30, 2022, understated by $0.3 million and overstated by $3.1 million for the three and nine months ended September 30, 2022.

Items Restated in this Form 10-K

This Annual Report reflects changes to the Consolidated Balance Sheets for the periods ended June 30, 2022 and September 30, 2022 and the Consolidated Statements of Income and Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the quarters ended June 30, 2022 and September 30, 2022, and the related notes thereto. Restatement of the summarized consolidated financial information for the quarterly periods are disclosed in Note 17 to the consolidated financial statements.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ending June 30, 2022 and September 30, 2022. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Annual Report or in future filings with the Securities and Exchange Commission (“SEC”) (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

See Note 17 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report, for additional information on the restatement and the related consolidated financial statement effects.

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report and in some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “NightHawk,” refer to Nighthawk Biosciences, Inc. and its subsidiaries.

Summary of Risk Factors

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

Risks Relating to Financial Position and Capital Requirements

●	To date, we have not generated significant revenue.
●	Our consolidated financial statements have been prepared assuming that we will continue as a going concern.
●	We have a limited operating history in our current lines of business.
●	We have incurred net losses every year since our inception and expect this to continue.
●	We will need to raise additional capital to support our long-term business plans.
●	We face risks related to the restatement of our previously issued financial statements.
●	We identified a material weakness in our internal control over financial reporting.
●	In order to develop ANTHIM®, we will have to devote significant resources to ANTHIM®.

Risks Relating to Our Company

●	We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities.
●	We depend on spending and demand from our customers for our services.
●	To date, our revenues have come from a limited number of customers.
●	Our ability to generate product revenues from sales of ANTHIM® is dependent upon government spending.
●	We generally do not have long-term CDMO customer contracts.

●	Elusys has been manufacturing ANTHIM® with one manufacturer.
●	We are substantially dependent on the success of ANTHIM®.
●	All of our manufacturing operations are conducted at our facility situated in San Antonio, Texas,.
●	The operations of our CROs and suppliers could also be subject to business interruptions.
●	We rely on third parties to supply most of the necessary raw materials.
●	If we are unable to provide quality and timely services, our business could suffer.
●	Our customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenues and profitability.
●	Our use of hazardous and biological materials could result in us being liable for damages.
●	Impairment of acquired intangible assets could result in a significant charge to earnings.

Risks Relating to Regulatory Approval and Commercialization

●	Failure to comply with existing and future regulatory requirements for our CDMO and sales of ANTHIM® could adversely affect our business, financial condition, and results of operations.
●	If we do not obtain the necessary regulatory approvals, we will not be able to sell our product candidates.
●	Our product candidates will require extensive testing and funding.
●	Clinical trials are very expensive, time-consuming, and difficult to design and implement.
●	There is uncertainty as to market acceptance of our technology and product candidates.
●	We may not be able to compete successfully for market share against other drug companies.
●	Our development program partially depends upon third-party researchers who are outside our control.
●	We rely significantly on third parties to formulate and manufacture our product candidates.
●	We have and will in the future rely on third parties to conduct, supervise and monitor our clinical trials.
●	We will continue to be subject to ongoing and extensive regulatory requirements.
●	Adverse effects resulting from other drugs could negatively affect our product candidates.
●	We will continue to be subject to ongoing and extensive regulatory requirements.
●	We have no experience selling, marketing or distributing products, and have no internal capability to do so.
●	We may not be successful in establishing and maintaining strategic partnerships.
●	Our dependence on licensing or collaboration agreements may adversely affect our business
●	Our revenue will be diminished if our products sell for inadequate prices or reimbursement is not available.
●	Legislative and regulatory changes affecting the health care industry could adversely affect our business.
●	We may be exposed to liability claims associated with the use of biological and hazardous materials.
●	We may incur substantial liabilities.
●	International expansion of our business exposes us to risks.
●	We may acquire other businesses that could adversely impact us.
●	There is uncertainty regarding health care reform and declining general economic or business conditions.
●	We are vulnerable to any failure to maintain the security of information.
●	Failure to maintain the security of information could expose us to litigation.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.
●	Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.
●	We could be adversely affected by violations of the U.S. and other worldwide anti-bribery laws.

Intellectual Property Risk Factors

●	We have limited protection for our intellectual property, which could impact our competitive position.
●	The technology we license or our products be found to infringe third-party rights.
●	We rely on a license to use various technologies that are material to our business.
●	The U.S. government may have “march-in rights” to certain of our intellectual property.

General Risk Factors

●	Changes in general economic conditions and geopolitical conditions may adversely impact our business and operating results.

●	We may not successfully effect our intended expansion, which would harm our business prospects.
●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.
●	We rely on key executive officers and scientific, regulatory, and medical advisors.
●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
●	Reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive.
●	Our failure to meet the continued listing requirements of NYSE American could result in a de-listing of our common stock.
●	The possible issuance of common stock may dilute the interests of stockholders.
●	The issuance of additional securities could adversely affect the rights of the holders of our common stock.
●	Certain provisions of the General Corporation Law of the State of Delaware, our bylaws and stockholder rights plan may have anti-takeover effects.
●	Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders.
●	Future sales of our common stock by our existing stockholders could cause our stock price to decline.
●	Our shares of common stock are from time to time thinly traded.
●	Holders of our warrants will have no rights as a common stockholder until they acquire our common stock.
●	There is no established market for the warrants that we previously issued.
●	The shares of common stock offered under any at the market offering that we may engage in, and investors who buy shares at different times will likely pay different prices.
●	Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Item 1.       Business

Overview

We are a fully integrated biopharmaceutical company specializing in the end-to-end development, manufacturing, and commercialization of innovative medical countermeasures that combat unmet and emerging biothreats. Our ecosystem is driven by the discovery efforts of our subsidiary, Skunkworx Bio, Inc. (“Skunkworx”), the clinical and commercial biodefense expertise of our subsidiary, Elusys Therapeutics, Inc. (“Elusys”), and the bioanalytical, process development and biomanufacturing capabilities of our subsidiary, Scorpius Biomanufacturing, Inc. (“Scorpius”). The coordination of this ecosystem potentiates the streamlined development and delivery of life-saving medical countermeasures, including our anthrax antitoxin ANTHIM® (obiltoxaximab).

The monoclonal antibody ANTHIM® (obiltoxaximab) received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate. Additionally, ANTHIM® was approved in 2020 as the only licensed anthrax antitoxin treatment in the European Union (“EU”) and Canada, and in 2021 in the United Kingdom. Working closely with Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Disease (“NIAID”), and the Department of Defense (“DoD”), Elusys has successfully advanced ANTHIM® to the commercial stage and provides the therapeutic for inclusion in both the US Strategic National Stockpile (“SNS”) and the Public Health Agency of Canada Office of Emergency Response Services Depot.

Scorpius pairs cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics. Scorpius decreases our dependence on third-party contract research and development biomanufacturing organizations (CDMOs) for the manufacture of ANTHIM® (obiltoxaximab) and other assets and allows us to be opportunistic in offering excess capacity to third parties as a fee-for-service model.  Our lead facility commenced operations in October 2022 in San Antonio, Texas.  Planning and development efforts are underway on a potential commercial manufacturing facility to be built in Manhattan, Kansas in the coming years.

During the past year, our priorities have shifted to our biodefense and biomanufacturing capabilities resulting in a refocusing of our resources and efforts towards biodefense and biomanufacturing and away from our clinical-stage oncology assets including HS-110 and PTX-35.

OUR BIOMANUFACTURING, PROCESS DEVELOPMENT, AND BIOMANUFACTURING CAPABILITIES: SCORPIUS BIOMANUFACTURING, INC.

Manufacturing

Scorpius (formerly known as Scorpion Biological Services, Inc.) provides process development and biomanufacturing services to support our biotherapeutics and discovery pipeline.  Scorpius also supports the biomanufacturing needs of  third parties who use its excess biomanufacturing capacity as a fee-for-service model. Scorpius couples cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. The subsidiary expects to decrease our dependence on third-party CDMOs for the manufacture of ANTHIM®, assuming receipt of necessary regulatory approvals, and other assets as well as allow us to be opportunistic in offering excess capacity to third parties on a fee-for-service model. We are in the process of completing the technology  transfer of ANTHIM® to Scorpius for future production. We anticipate the prioritization of Scorpius on American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

We commenced operations of the leased San Antonio facility in September 2022 and are planning to begin development efforts on a commercial manufacturing facility expected to be built in Manhattan, Kansas in the coming years. We have historically relied on third-party manufacturers to produce and store our product candidates for clinical use and currently do not operate our own manufacturing facilities. In order to promote efficiency and reduce our reliance on third-party vendors, we have enhanced our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We expect to fill production capacity by transitioning our outsourced manufacturing and development in-house following validation activities and then contracting with external customers. However, there can be no assurance that we will be successful in these new operations.

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings and/or funding from partnerships or collaborations, and potential revenue, if any, from our planned development and manufacturing facility.

In April 2022, we announced a planned partnership of Scorpius, a private developer, the State of Kansas, and local and university affiliates to support the development of a 500,000+ square foot biodefense-focused large molecule and biologics biomanufacturing phased, multi-building facility in Manhattan, Kansas. Scorpius intends to utilize the new facility for large molecule and biologics manufacturing, with a particular focus on biodefense. In addition to servicing our own pipeline, Scorpius plans to operate and utilize the facility as a full-service CDMO to provide third-party manufacturing services on a fee-for-service basis. Scorpius and the developer have applied for over $300 million in funding, incentives, and tax relief to support the development of the facility. In April 2022, the City Commission of Manhattan, Kansas, passed a resolution supporting the proposed commercial manufacturing facility and its intent to offer an Economic Development Package that includes the issuance of approximately $567 million in industrial revenue bonds with proposed sales tax exemptions, an anticipated 10-year 100% property tax abatement plan, and an expected $8 million forgivable loan that will be tied to the realized capital investment and employee jobs, wages, and benefits. The Economic Development Package is conditioned upon successful negotiation and future action by the City Commission and upon Scorpius meeting certain negotiated performance and hiring goals.

We plan to manufacture CGMP pharmaceutical-grade products for our customers in our San Antonio facility. To date Scorpius has three customers for which it has not recognized any revenue. The deposits from these customer are in deferred revenue and will be converted to revenue once we meet our performance obligations for these contracts. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a single source supplier. We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations. See “Risk Factors—Risks Related to Our Business” for additional discussion of raw materials supplied by third party vendors for the products we manufacture for our customers.

Biodefense

In 2022, we acquired ANTHIM® (obiltoxaximab) when we consummated the transaction contemplated by the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with our wholly owned subsidiary (“Merger Sub”), Elusys and Fortis Advisors LLC, pursuant to which we acquired Elusys through the merger (the “Merger”) of Merger Sub with Elusys.  ANTHIM® is a monoclonal antibody antitoxin for anthrax. Our biodefense discovery and preclinical efforts remain focused on identifying novel assets to combat emerging biological threats. To date, all revenue that Elusys received for the sale of ANTHIM®, subsequent to our acquisition of Elusys, has been $6.0 million in procurement contracts to provide ANTHIM® (obiltoxaximab) to the Canada Office of Emergency Response Services Depot.

Anthrax

Anthrax is a disease caused by Bacillus anthracis.  While it is primarily a disease of animals, cases of anthrax in humans occur through contact with infected animals or animal products or through intentional spread of Bacillus anthracis (“B. Anthracis”) spores as a biowarfare or bioterrorism agent. Due to its virulence, high mortality, and ease to produce and disseminate, B. anthracis is considered a potent and dangerous “Category A” biowarfare or bioterrorism agent. Inhalational anthrax (i.e., when infection occurs via inhalation of bacterial spores) is particularly deadly. Untreated, the mortality rate is 97% and remains high (~50%) for individuals that are not administered aggressive antimicrobial treatment at the earliest stages of the disease. Once the disease has progressed to the fulminant stage, accumulated anthrax toxins drive progression of disease despite antibiotic therapy, resulting in death. In addition, antibiotics may be ineffective in infections with multi-drug-resistant B. anthracis or contraindicated in certain patient populations.) Bacillus anthracis is recognized by Public Health Emergency Medical Countermeasures Enterprise as a high-priority threat.

About ANTHIM® (obiltoxaximab)

ANTHIM® (obiltoxaximab) is a monoclonal antibody that binds the protective antigen (PA) component of the anthrax. Obiltoxaximab’s toxin neutralizing activity prevents entry of anthrax toxin into susceptible cells, avoiding further spread of the toxin throughout the body and the ensuing tissue damage that leads to death. ANTHIM® (obiltoxaximab) is supplied as single-dose vials for IV infusion.

The development of ANTHIM® (obiltoxaximab) was supported by ~$250M USD in non-dilutive development contracts from the National Institutes of Health (“NIH”), Department of Defense (“DoD”), and Biomedical Advanced Research and Development Authority “(“BARDA”) to Elusys. To date, Elusys has received ~$151M USD and ~$6M USD in procurement contracts to provide ANTHIM® (obiltoxaximab) to the U.S. SNS and the Public Health Agency of Canada Office of Emergency Response Services Depot. NightHawk Biosciences acquired Elusys in April 2022 and is committed to expanding domestic and international sales of ANTHIM® (obiltoxaximab).

ANTHIM® (obiltoxaximab) was approved in the U.S. in 2016 in adults and pediatric patients for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs and for prophylaxis of inhalational anthrax when alternative therapies are not appropriate or available. Furthermore, it was licensed as ANTHIM® (obiltoxaximab) in Canada in 2020, and as NYXTHRACIS® (formerly Obiltoxaximab SFL) in the EU in 2020 in adults and pediatric patients for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs and for the post-exposure prophylaxis of inhalational anthrax when alternative therapies are not appropriate or available. ANTHIM® (obiltoxaximab) should only be used for prophylaxis when its benefit for prevention of inhalational anthrax outweighs the risk of hypersensitivity and anaphylaxis. The effectiveness of ANTHIM® (obiltoxaximab) is based solely on efficacy studies in animal models of inhalational anthrax. There have been no studies of the safety or pharmacokinetics (PK) of ANTHIM® (obiltoxaximab) in the pediatric population. Dosing in pediatric patients was derived using a population PK approach. ANTHIM® (obiltoxaximab) does not have direct antibacterial activity. As such, ANTHIM® (obiltoxaximab) should be used in combination with appropriate antibacterial drugs. ANTHIM® (obiltoxaximab) is not expected to cross the blood-brain barrier and does not prevent or treat meningitis.

Acquisition of Elusys

On April 18, 2022, we closed the Merger contemplated by the Merger Agreement (the “Closing”). Pursuant to the Merger Agreement, as merger consideration (“Merger Consideration”) we paid at the Closing a cash upfront payment of $3,000,000 to certain of the equity holders of Elusys (the “Sellers”) and assumed and contributed $867,646 to the payment of 50% of certain Elusys lease termination and employee severance payments. We have also paid to the Sellers (i) $2,000,000 and (ii) agreed to pay earn out payments for a period of 12 years from the date of Closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date.

In addition, Elusys shareholders’ are to receive an additional payment of approximately $6.0 million, net from the fulfillment of an existing U.S. Government contract which we have agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the revenue that is received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments. The Merger Agreement further provides that eighty percent of any amounts paid to and received by Elusys after the Closing and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of ANTHIM® shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement. We also agreed to use commercially reasonable efforts to maintain, finance, operate and promote ANTHIM® and maintain the existing government contract and to continue to operate the Elusys business so as to allow the Sellers to receive the Merger Consideration.

The Merger Agreement contains customary representations, warranties and covenants of us, Elusys and the Merger Sub. Subject to certain customary limitations, the Sellers have agreed to indemnify us and our officers and directors against certain losses related to, among other things, breaches of Elusys’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Merger Agreement.

The foregoing summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement that was filed with the 8-K on April 18, 2022 .

Biothreat Advisory Board

In August 2021, we announced the formation of our Biothreat Advisory Board to support the development of our biosecurity/biodefense initiatives.  The advisory board includes Greg Burel, David Lasseter, Former Deputy Asst. Sec. of Defense for Countering Weapons of Mass Destruction, Andrew Webber, Former Asst. Sec. of Defense for Nuclear, Chemical & Biological Defense Programs, Jack Kingston, Former US Representative, Secretariat of the Alliance for Biosecurity (current), Gregor Koblentz, PhD, Professor of Biodefense at George Mason University, Expert on Chemical and Biological Weapons, and Former US Senator (AR) Mark Pryor. This panel was assembled to provide ongoing guidance on the development and commercialization of our biodefense assets and platforms.

RapidVax®: Preclinical Stage

Development Programs

Our biodefense efforts remain focused on identifying, manufacturing, and commercializing novel assets to combat emerging and existing biological threats through in-house discovery as well as external partnership and in-licensing opportunities such as Lytic Solutions, LLC.

In November 2018, we formed the discovery subsidiary Skunkworx (formerly known as Delphi Therapeutics, Inc.) to support in-house nomination of biologics for preclinical and clinical development.  Our approach utilizes “Pocket Biologics” derived from diverse proprietary antibody and small protein libraries to identify and differentiate pharmacologically active “HotSpot” sites on proteins relevant to disease. Coupled with the integration of computational and bioinformatic analysis, the goal is to “improve” candidate selection and accelerate validation of innovative therapeutics and biodefense assets from discovery into preclinical development.

Skunkworx is designing RapidVax® as a flexible “plug-and-play” vaccine platform designed to leverage our vast experience developing gp96-based vaccines and couples the immune-activating properties of heat shock protein gp96 and the T-cell co-stimulator OX40L with a flexible antigen expression system to promote antigen-specific T-cell activation, the generation of long-lasting memory cells, and neutralizing antibody production via the interaction of T follicular helper cells with B cells. RapidVax is designed to utilize a common unprogrammed vaccine base that can be manufactured in bulk, stockpiled, and rapidly customized upon identification of a biological threat to enable an accelerated time to clinic and to harness shared development, clinical safety, and manufacturing synergies.

Oncology

Prior to 2022, our focus was on the development of our oncology product candidates. More specifically, we were evaluating the potential of the gp96 platform immunotherapy HS-110 (viagenpumatucel-L) in patients with advanced non-small cell lung cancer (“NSCLC”) and completed the enrollment of our Phase 2 trial evaluating the safety and efficacy of HS-110 in combination with either nivolumab (Opdivo®), a Bristol-Myers Squibb anti-PD 1 checkpoint inhibitor, or Merck’s anti-PD1 checkpoint inhibitor, pembrolizumab (KEYTRUDA®), for the treatment of patients with advanced NSCLC. In addition, we completed an open-label, single arm, Phase 1 clinical trial assessing safety and tolerability of PTX-35, a monoclonal antibody which was part of our TNF receptor superfamily member 25 (TNFRSF25) platform, in patients with advanced solid tumors refractory to, or ineligible for, or who refuse available standard of care.

In our third quarter 2022 10-Q, we deprioritized our oncology program and the activities of our Heat Biologics I, Inc. and Pelican Therapeutics, Inc. (“Pelican”) subsidiaries to streamline operations to support the discovery, development, and commercialization of innovative medical countermeasures.  In January 2023, we terminated all of our license agreements with the University of Miami, including all agreements associated with the gp96 and TNFRSF25 platforms. We are not pursuing further development of the gp96 based HS-110 (viagenpumatucel-L) and RapidVax programs.

Terminated License Agreements with University of Miami

From 2008 through 2020, we entered into the  following eight (8) license agreements with the University of Miami, all of which notice of termination was provided by us to the University of Miami in January 2023, pursuant to which we or one of our subsidiaries was granted an exclusive, worldwide right to make, use or sell licensed materials based upon the patent-related rights set forth in the license agreements. Under the Agreements set forth in clauses (i)-(v) below, the licensees obtained exclusive rights to different patent families each directed to therapeutic compositions and methods related to targeting gp96. Under Agreements pursuant to which Pelican is the licensee, as set forth in (vi)-(viii) below, Pelican obtained exclusive rights to six different patent families each directed to therapeutic compositions and methods related to targeting DR3/TNFRSF25/TL1A for the purpose of modulating immune responses. No products that received regulatory approval for commercialization were developed under the license agreements.

i.	License Agreement (UMSS-114 (previously UM97-14), concerning certain patents and patent applications related to a cell-based gp96 vaccine for treating cancer) between the University of Miami and Heat Biologics, Inc. (now known as Nighthawk Biosciences, Inc.) effective July 11, 2008, as amended (“UMSS-114 Agreement”);
ii.	License Agreement ((UMSS114A), concerning certain patents and patent applications related to allogeneic cancer cell-based immunotherapy methods and regimens) between the University of Miami and Heat Biologics I, Inc. effective February 18, 2011, as amended (“UMSS114A Agreement”); and
iii.	License Agreement ((UMD-107), concerning certain patents and patent applications related to heat shock protein gp96 vaccination) between the University of Miami Heat Biologics I, Inc. effective February 18, 2011, as amended (“UMD-107 Agreement”);
iv.	Exclusive License Agreement ((UMIP-114/Strbo), concerning certain patents and patent applications related to a gp96-based cell vaccine for Zika infections) between the University of Miami and Zolovax, Inc., effective October 24, 2016 (“UMIP-114 Agreement”);

v.	Exclusive License Agreement ((UMPIP-510), concerning certain patents and patent applications related to a gp96-based cell vaccine for coronavirus infections) between the University of Miami and Zolovax, Inc. dated as of December 31, 2020 ((“UMPIP-510 Agreement”);
vi.	Exclusive License Agreement, concerning certain patents and patent applications related to modulating regulatory T cell (Treg) proliferation by targeting DR3/TNFRSF25/TL1A signaling, between the University of Miami and Pelican Therapeutics, Inc. f/k/a Heat Biologics II, Inc., effective July 11, 2008, as amended ((“UM03-31 UM05-39 Agreement”);
vii.	Exclusive License Agreement, concerning certain patents and patent applications related to methods of modulating CD8 T cells and treating cancer by targeting DR3/TNFRSF25/TL1A signaling, between the University of Miami and Pelican Therapeutics, Inc. f/k/a Heat Biologics II, Inc., effective December 12, 2010 ((“UMI-176 Agreement”); and
viii.	Exclusive License Agreement, concerning certain patents and patent applications related to certain TL1A fusion proteins, between the University of Miami and Pelican Therapeutics, Inc., effective November 19, 2013 ((“UMM-143 Agreement”).

All of the license agreements provided that the licensee had the right to terminate the license agreement upon providing ninety days written notice of termination, which notice was provided on January 27, 2023. Any termination is without prejudice to the University of Miami’s right to recover all amounts accruing to it prior to such termination and cancellation, which we believe that no amounts were owed or accruing. Upon termination, we or the licensee have no rights, express or implied, under any patent property which is the subject matter of the license

Strategy

Our objective is to become a market leader in the development of innovative medical countermeasures, prioritizing American-made equipment, reagents, materials, and in-house biomanufacturing to streamline the commercialization and delivery of novel biodefense biologics to the U.S. and allied partners.  We believe our integrated end-to-end ecosystem provides a strategic advantage by reducing dependency on external third-parties and accelerating our development programs.

We consider expanded U.S. and international sales of our monoclonal antibody anthrax antitoxin ANTHIM® (obiltoxaximab) a driver of future company growth. To date, Elusys has received ~$151M USD and ~$6M USD in procurement contracts to provide ANTHIM® (obiltoxaximab) to the U.S. SNS and the Public Health Agency of Canada Office of Emergency Response Services Depot, respectively. We are actively engaging with new and existing government programs and considering potential investments with business partners to create and expand ANTHIM® (obiltoxaximab) deliveries.

We believe there is a growing market need and deficient availability for large molecule biomanufacturing. Scorpius is expected to decrease our dependence on third-party CDMOs for the manufacture of ANTHIM® (obiltoxaximab) and other assets, and allows us to be opportunistic in offering excess capacity to third parties as a fee-for-service model to fill this market gap. Additionally, we anticipate Scorpius prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets.

The key elements of our strategy are:

●	Establish a fully integrated biopharmaceutical company specializing in end-to-end development and delivery of medical countermeasures and specialty immune-stimulating products: The coordinated efforts of our subsidiaries Skunkworx, Elusys, and Scorpius form a drug development ecosystem designed to fuel innovation, from discovery to commercialization, with minimal reliance on external vendors. This capability offers the potential to translate our discoveries into therapeutics with increased efficiency and quality and without compromising our agility to pursue new innovations.
●	Maximize commercial opportunities for ANTHIM® (obiltoxaximab): We believe that ANTHIM® (obiltoxaximab) will continue to be a critical biodefense asset for stockpiling by the U.S. SNS and Public Health

Agency of Canada Office of Emergency Response Services Depot. We intend to be opportunistic in seeking strategic partnerships that maximize the economic potential of this asset and are in the process of completing the technology transfer to Scorpius for future biomanufacturing.
●	Maximize commercial opportunities for Scorpius Biomanufacturing, Inc: We launched Scorpius in October 2022 as a CDMO focused on developing bioanalytic, process development, and biomanufacturing capabilities to support our clinical and commercial pipeline. We are opportunistic in offering excess biomanufacturing capacity to third parties as a fee-for-service model and believe our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets.
●	Develop and obtain regulatory approval for our product candidates: Our biodefense efforts remain focused on identifying, manufacturing, and commercializing novel assets to combat unmet and emerging biological threats through in-house discovery, external partnership, and in-licensing opportunities. We anticipate future announcements related to ongoing discovery and development efforts as these programs progress.
●	Enhance our partnering efforts: We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships that maximize our economic potential and align with our objective to become a market leader in the development and commercialization of innovative medical countermeasures.
●	Further expand our broad patent portfolio: We have made a significant investment in the development of our patent portfolio to protect our technologies and programs, and we intend to continue to expand our portfolio. Our Elusys subsidiary owns or exclusively licenses a patent estate that covers our ANTHIM® product. We are also developing a patent estate for various new pre-clinical biodefense-related technologies developed by NightHawk or our Skunkworx subsidiary. We also maintain some legacy patent assets relating to gp96 and TNFRSF25 that are owned or co-owned by us and Pelican.
●	Manage our business with efficiency and discipline: We believe we have efficiently utilized our capital and human resources to develop and acquire our product candidates and programs and create a broad intellectual property portfolio. These resources form our drug development ecosystem. We use project management techniques to assist us in making disciplined strategic program decisions and to attempt to limit the risk profile of our product pipeline.
●	Obtain additional non-dilutive grant funding: To develop our technologies and assets more fully, we continually seek and access external sources of grant funding on our own behalf and in conjunction with our external partners to support the development of our pipeline.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies; preserve our trade secrets and exclusive rights in our unique biological materials; and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the strongest intellectual property protection possible for our current product candidates and any future product candidates and our subsidiaries’ proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors – Risks Related to Intellectual Property.”

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

Elusys Intellectual Property

Elusys has an exclusive, fully paid up, worldwide patent license, dated June 30, 2003, from the Board of Regents of the University of Texas which grants Elusys the right to use for the manufacture, offer and sale of antibodies that bind immunologically to anthrax antigens under the patent rights held by the University of Texas under the U.S. patent application entitled “Neutralization of the Anthrax Toxin”, serial number 10/288,269 filed on November 5, 2001 (and subsequently issued by the U.S. Patent and Trademark Office on November 4, 2008, serial number 7,446,182) and the U.S. patent application entitled "Antibodies With Increased Affinities For Anthrax Antigens", serial number 10/620,049 filed on July 15, 2003 (and subsequently issued by the U.S. Patent and Trademark Office on March 8, 2011, serial number 7,902,344).  The term of agreement continues until all patent rights have expired, unless terminated automatically due to bankruptcy or insolvency of Elusys or by mutual written agreement. ANTHIM® is covered by 5 US patents which are owned by Elusys or exclusively licensed from the Board of Regents of the University of Texas.

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

Emerging and Legacy Intellectual Property

NightHawk and Skunkworx hold 5 non-provisional, international (PCT) applications and approximately 10 U.S. provisional applications which covering emerging, pre-clinical biodefense-related technologies, including antibody-based assets related to the “Pocket Biologics” concepts. We also own  approximately 30 patents and 30 patent applications, in the U.S., Europe, China, Japan, and other countries, which cover historical gp96 assets. Pelican owns about 20 patents and 20 patent applications, in the U.S., Europe, China, Japan, and other countries, which cover historical TNFRSF25 assets, including coverage of PTX35.

License Agreement with Shattuck Labs

In June 2016, we entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which we licensed to Shattuck certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid us an initial license fee of $50,000 and is obligated to pay us fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. The technology that was out-licensed to Shattuck is in the early stages of development and there is a low likelihood of success for any technology at such stage, and there can be no assurance that any products will be developed by Shattuck or that we will derive any revenue from Shattuck. In February 2023, we were notified by Shattuck that a milestone was met and we received an additional $100,000 in milestone payments.

External Manufacturing

We have historically relied on third-party manufacturers to produce and store our product candidates for clinical use and currently do not operate our own manufacturing facilities. In order to promote efficiency and reduce our reliance on third-party vendors, we have enhanced our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. We have entered into a lease for a 20,144 square foot facility in San Antonio, TX to conduct such services. Our expansion in Texas is part of a company-wide-growth strategy to enhance efficiency and decrease our dependence on third-party vendors as we advance our commercial pipeline. Operations at the facility commenced in October 2022, and we expect to fill production capacity by transitioning our outsourced manufacturing and development in-house immediately, followed by contracting with external customers. However, there can be no assurance that we will be successful in these new operations.

ANTHIM® (obiltoxaximab) is a best-in-class monoclonal antibody antitoxin for anthrax. ANTHIM® (obiltoxaximab) received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax, in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate.  ANTHIM® (obiltoxaximab) was also approved in 2020 and 2021 as the only licensed anthrax anti-toxin treatment in the EU, UK, and Canada. ANTHIM® (obiltoxaximab) is being manufactured by an external vendor, Lonza Sales AG (“Lonza”) and we are in the process of completing the tech transfer of this asset to Scorpius for future production. In 2015, Elusys entered into a bulk ordering agreement with Lonza for the commercial production of ANTHIM®. Under the agreement Lonza will manufacture ANTHIM® pursuant to purchase orders issued in accordance with forecasts that we provide. We will purchase ANTHIM® that meets agreed specifications in batches, with the price per batch varying according to the total number of batches ordered for serial production in a single manufacturing campaign. Once we agree to a schedule of services and pricing terms, we are obligated to purchase a minimum number of batches which may be reduced under certain circumstances. On March 31, 2022, we became obligated to purchase batches of ANTHIM® from Lonza. We may be obligated to pay certain fees to Lonza upon cancellation of purchase orders within  a certain specified period of time prior to projected commencement of the applicable batch.

Competition

The pharmaceutical, biologics and diagnostic industry is highly competitive and characterized by several established large companies, mid-sized companies, as well as smaller companies like ours. If our competitors market products that are less expensive, safer, or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. If we fail to stay at the forefront of technological change, we may be unable to compete effectively.

Biodefense Competition

We anticipate our most significant competitor for ANTHIM® (obiltoxaximab) will be Emergent BioSolutions, Inc. (“Emergent”). Emergent is the provider of the anthrax antitoxin raxibacumab. Raxibacumab received FDA approval on December 14, 2012, while ANTHIM® (obiltoxaximab) received FDA approval on March 18, 2016. ANTHIM® (obiltoxaximab) and raxibacumab both inhibit the binding of anthrax toxin PA to its cellular receptors, preventing the intracellular entry of the anthrax lethal factor and edema factor, the enzymatic toxin components responsible for the pathogenic effects of anthrax toxin.  Package inserts indicate that ANTHIM® (obiltoxaximab) has an affinity equilibrium dissociation constant (Kd) of 0.33 nM compared to 2.78 nM for raxibacumab, and a potentially longer shelf life of 7 years compared to 5 years for raxibacumab. ANTHIM® (obiltoxaximab) and raxibacumab have both been supplied to the CDC’s strategic national stockpile. We are fulfilling a delivery order for the U.S. SNS this year and anticipate based on previous delivery orders and option agreements that ANTHIM® (obiltoxaximab) will continue to fulfill delivery orders as part of the Office of the Assistant Secretary for Preparedness & Response’s (ASPR) objective to diversify and acquire products with a longer shelf-life.

Internationally, ANTHIM® (obiltoxaximab) was approved as the only licensed anthrax antitoxin treatment in the EU and Canada in 2020 and in the UK in 2021. In Canada, the approval of ANTHIM® (obiltoxaximab) blocks future purchases of raxibacumab without Canadian Extraordinary-Use New Drug (EUND) approval. Furthermore, we completed delivery of an initial order of ANTHIM® (obiltoxaximab) to the Public Health Agency of Canada Office of Emergency Response Services Depot in 2022 and anticipate discission of future orders. Similarly, in the EU, orphan drug exclusivity (10 year) at the time of approval provides an advantage to ANTHIM® (obiltoxaximab) as we seek to support HERA’s (the European Health Emergency Preparedness and Response Authority) Chemical, Biological, Radiological and Nuclear (CBRN) stockpile initiatives in France, Finland, and Poland. We believe these approvals position ANTHIM® (obiltoxaximab) for increasing biosecurity preparedness in commercially approved ex-U.S. ally territories and we will be opportunistic in seeking strategic partnerships that maximize economic potential of this asset.

Contract Development Biomanufacturing Organization (CDMO) Competition

We formed Scorpius to develop bioanalytic, process development, and biomanufacturing capabilities for our clinical and commercial pipeline as well as to offer excess biomanufacturing capacity to third parties as a fee-for-service CDMO model. Scorpius is focused on cell- and gene-based therapies as well as large molecule biologics and provides a broad array of services prioritizing American-made equipment, reagents, and materials when possible. Scorpius pairs cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the advancement of clinical and commercial programs.

We anticipate providing competition to established biomanufacturers including Lonza Group, Ltd and WuXi AppTec as well as recently announced biomanufacturing efforts from ThermoFisher Scientific, Inc. The COVID-19 pandemic revealed a critical shortage in U.S. biomanufacturing capacity. Historically, therapies could often take ~10 years to commercialize. However, with the implementation of Emergency Use Authorization, complex, effective vaccines can now advance through pipelines at record speed, contributing to new expectations for time to market, cost reduction, regulatory compliance, and good manufacturing performance. Considering the global cell and gene therapy clinical trials market size was valued at $9.2 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 22.3% from 2021 to 2028 per Grand View Research, we anticipate that a shortage of industry capacity may minimize the risk of direct competition. Additionally, we anticipate Scorpius prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets. We formed the subsidiary Scorpius to focus on developing bioanalytic, process development and biomanufacturing capability to support our biotherapeutics and discovery pipeline. We plan to offer excess biomanufacturing capacity to third parties as a fee-for-service CDMO model. Scorpius is focused on cell- and gene-based therapies and large molecule biologics. We provide a broad array of biologics manufacturing, analytical and R&D services, offering services using American-made equipment, reagents, and materials. Scorpius couples cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the advancement of our development and commercial programs.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act that governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

A 30 day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30 day period, the clinical trial proposed in the IND may begin.

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

The FDA undertakes to perform an initial filing review within 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review drug or biologic products are reviewed within ten to twelve months; most applications for priority review drugs or biologics are reviewed in six to eight months. The FDA can extend these reviews by three months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to products intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA or NDA or BLA supplement before the change can be implemented.  In order for Scorpius to manufacture ANTHIM® we will be required to obtain FDA approval for the change in manufacturing facility.  An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs or BLAs.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ’off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses if the physician deems that use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort on production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.

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

Cell and tissue-based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use. Marketing of these products in the U.S. will require FDA approval under the BLA pathway as discussed above.

CDMO Regulatory Approval

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA, Health Canada, and the Australian Department of Health. Scorpius is subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, Scorpius must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

We are also required to comply with environmental, health and safety laws and regulations, as discussed in “Environmental and Safety Matters” below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve facilities for manufacturing products or products for commercialization.

Our customers’ products must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which our customers intend to market their products may delay or put on hold clinical trials, delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facilities are not able to demonstrate compliance with CGMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product is deemed adulterated or misbranded. If new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards or pay additional fees. This may require a change in our manufacturing techniques or additional capital investments in our facilities.

The costs associated with complying with the various applicable local, state, national and international regulations could be significant and the failure to comply with such legal requirements could have an adverse effect on our financial condition and results of operations. See “Risk Factors—Risks Related to Our Business” for additional discussion of the costs associated with complying with the various regulations. Failure to comply with existing and future regulatory requirements could adversely affect our business, financial condition and results of operations.

Environmental and Safety Matters

Certain products manufactured by us involve the use, storage and transportation of toxic and hazardous materials. Our operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We maintain environmental and industrial safety and health compliance programs and training at our facilities.

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of their waste even after transfer to third party waste disposal facilities. Other future developments, such as increasingly strict environmental, health and safety laws and regulations, and enforcement policies, could result in substantial costs and liabilities to us and could subject the handling, manufacture, use, reuse or disposal of substances or pollutants at our facilities to more rigorous scrutiny than at present.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of HIPAA, as amended by HITECH, and similar state laws, each as amended.

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

Additionally, the intent standard under the anti-kickback statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act., as discussed below.

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

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are evolving in the EU, U.S. and other jurisdictions in which we operate. Outside of the U.S., the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. For example, in the EU, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to that third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost- effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

The marketability of any product candidate for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and we expect the pressure on healthcare pricing will continue to increase. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

U.S. Healthcare Reform

In the U.S. and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. It is unclear how these challenges and other efforts to repeal and replace the ACA will impact our business in the future.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level; however, the centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all EU member states. There can be no assurance that the chosen regulatory strategy will secure regulatory approval on a timely basis or at all.

While we intend to market our products outside the U.S. in compliance with our respective license agreements, we have not made any applications with non-U.S. authorities and have no timeline for such applications or marketing.

Research and Development

We have built an internal and external research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical chemistry, manufacturing, clinical development, and regulatory and quality assurance. Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Our cancer trials have been registered on clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development. Research and development expenses were $23.5 million and $16.5 million during the years ended December 31, 2022 and 2021, respectively.

Our Corporate Background and Information

We were incorporated under the laws of the State of Delaware on June 10, 2008. Our principal offices are located at 627 Davis Drive, Suite 300, Morrisville NC 27560. Our website address is www.nighthawkbio.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10 K, Quarterly Reports on Form 10 Q and Current Reports on Form 8 K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating Committee. Our phone number is (919) 240-7133 and our facsimile number is (919) 869-2128. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

References to Nighthawk Biosciences also include references to our subsidiaries Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius BioManufacturing, Inc. (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., Abacus Biotech, Inc., and Elusys Therapeutics, Inc. (“Elusys”) unless otherwise indicated. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. We formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012 and Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016, we formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96 based vaccines targeting Zika, HIV, West Nile, dengue, yellow fever, and SARS-CoV-2. In June 2012, we divested our 92.5% interest in Pelican (formerly known as Heat Biologics II, Inc.). On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, we entered into an agreement with UM whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I and Pelican, resulting in us owning 100% of Heat I and increasing our controlling ownership in Pelican from 80% to 85%. We assigned our proprietary rights related to the development and application of our ImPACT® therapy platform to Heat Biologics I, Inc. In November 2018, we formed Skunkworx (formerly known as Delphi Therapeutics, Inc.) which uses a unique and proprietary platform to generate new biological entities that we may rapidly advance into clinical development. Also, in November 2018, we formed Scorpius BioManufacturing, Inc. (“Scorpius”) (formerly known as Scorpion Biological Services, Inc.), to focus on developing bioanalytic, process development and manufacturing capability to service our in-house requirements as well as potentially those of others. In February 2021, we formed Abacus Biotech, Inc., a wholly-owned subsidiary to pursue additional opportunities related to our business. In April 2022, we formed Elusys to focus on commercializing ANTHIM® and developing additional biodefense product candidates.

We are a “smaller reporting company”, as defined in Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will cease to be a smaller reporting company if we have (i) more than $250 million in market value of our shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $700 million as of the last business day of our second fiscal quarter.

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

As of December 31, 2022, we had a total of 77 full-time employees, of which 29 are part of our research team located in San Antonio, Texas, 16 are part of our research team located in Morrisville, North Carolina, 5 are part of our research team located in New Brunswick, New Jersey, 3 are part of our research team located in Parsippany, New Jersey and 24 are part of our corporate team. We consider our relationships with our employees to be good. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

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

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
●	we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry;
●	we align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance;
●	annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and
●	all employees are eligible for health insurance, paid and unpaid leaves, a 401K retirement plan with employer matching contributions (maximum of 4% match) and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

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

Risks Relating to our Financial Position and Capital Requirements

To date, we have not generated significant revenue and we do not anticipate generating significant revenue in the near future.

To date, we have not generated any revenue from product sales and substantially all of our revenue to date has been revenue from one order of ANTHIM®, grant revenue that Pelican has received from CPRIT and a small amount of revenue from a research funding agreement. We do not anticipate generating any significant revenue from product sales for several years as to date we have only one product, ANTHIM®, approved for commercial sale and it will take several years for us to manufacture additional quantity of ANTHIM® for sale and receive any necessary regulatory approvals. Although we acquired inventory of ANTHIM®, we did not acquire a significant amount of inventory for sale. Therefore, we do not anticipate generating significant revenue from ANTHIM® sales for several years and in fact anticipate to incur additional expenses associated with such product before generating significant revenue from sales of ANTHIM®.  Even if we generate revenue from product sales, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, we have entered into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate significant revenue as a contract development and manufacturing organization (“CDMO”) or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The operation of the manufacturing facility required us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have  an accumulated deficit of $209.2 million as of December 31, 2022 and a net loss of approximately $43.9 million for the year ended December 31, 2022 and have not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, expand our infectious disease/biological threat program, and continue to support the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. Our audited financial statements for the fiscal year ended December 31, 2022 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete planned build out of our Kansas facility or develop any new product candidates that we acquire. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have a limited operating history in our current lines of business.

Our success is dependent upon our ability to obtain regulatory approval for commercial sale of our products and to sell such products.  We have not yet demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. To date, we have not obtained approval for commercialization of any of the products we have developed and, due to our limited time owning ANTHIM®,  we have not proven that we can successfully commercialize any product. In addition, we have recently shifted our focus to the development and commercialization of biodefense products and provision of CDMO services. To date, we have generated $6.0 million from new sales of ANTHIM® subsequent to our acquisition of Elusys. To date, we have provided limited manufacturing services as a contract development and manufacturing organization and we have not proven that we can successfully operate a CDMO facility. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

●	undertaking preclinical development and successfully enrolling patients in clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

Until the last few years, our operations have been limited primarily to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking preclinical trials and preparing for and conducting our Phase 1 and Phase 2 clinical and preclinical trials of our product candidates for cancer and related indications. These operations provide a limited basis for you to assess our ability to successfully commercialize ANTHIM® and any other biodefense product we develop or acquire or to provide CDMO services.

We have incurred net losses every year since our inception and expect to continue to incur increased expenses and generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2022 and 2021, we incurred a net loss of $43.9 million and $35.4 million, respectively. We have an accumulated deficit of $209.2 million through December 31, 2022. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from sales of our products for several years or from our manufacturing facility until such time as it is fully operational and operating at full capacity. Our ability to achieve profitability will depend on us successfully manufacturing and receiving regulatory approval for ANTHIM® and our other product candidates and market acceptance of our product offerings and services and our capacity to develop, introduce and sell our products and services to our targeted markets. There can be no assurance that future manufacturing of ANTHIM® will be approved or any of our product candidates that are under development will be approved for commercial sale, or even product candidates and products that are approved for commercial sale we will ever generate significant sales or achieve profitability. Furthermore, there can be no assurance that we generate sufficient revenue from manufacturing services to support the expenses anticipated to be incurred by the manufacturing facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates, and are successful in selling ANTHIM® or are successful in generating revenue as a CDMO, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	continue to undertake preclinical development and conduct clinical trials for product candidates;
●	seek regulatory approvals for product candidates;
●	implement additional internal systems and infrastructure;

●	devote resources to constructing a facility for the development of bioanalytics, process development and manufacturing activities;
●	sell ANTHIM® and engage in commercial scale manufacturing of ANTHIM®; and
●	hire additional personnel.

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

During the year ended December 31, 2022, our operating activities used net cash of approximately $5.7 million and as of December 31, 2022, our cash and cash equivalents and short-term investments were approximately $44.3 million. During the year ended December 31, 2021, our operating activities used net cash of approximately $38.1 million and as of December 31, 2021 our cash and cash equivalents and short-term investments were approximately $96.4 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2022, our accumulated deficit totaled $209.2 million and as of December 31, 2021, our accumulated deficit totaled $165.7 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services, any of our product candidates currently in development in the near future until we or our potential partners successfully commercialize our products and in order to generate significant revenue from ANTHIM® sales we will need to engage in full scale manufacturing of ANTHIM® which will take several years. We expect our expenses to increase if and when commence full scale manufacturing of ANTHIM®. Our agreement with Lonza obligates us to pay for certain services upon placement of an order and only allows us to cancel manufacturing of batches for which we have placed orders under certain circumstances and based upon the order that we placed on March 31, 2023, we anticipate being obligated to pay over a two year period to Lonza approximately $34 million and and an additional $19 million for resins and other raw materials required for production. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio and the build out and purchase of equipment for the facility in Kansas.

We will need to raise additional capital to fund our long-term operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the NYSE American that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities or continue to maintain our listing on the NYSE American. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We face risks related to the restatement of our previously issued financial statements for the quarters ended  June 30, 2022 and September 30, 2022.

As discussed in the Explanatory Note and in Note 17 to the consolidated financial statements in this Annual Report, we reached a determination to restate our unaudited consolidated financial statements included in  the quarterly reporting periods during fiscal year 2022, consisting of June 30, 2022 and September 30, 2022 and that such interim financial statements should no longer be relied upon. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. we expect to continue to face many of the risks and challenges related to the restatement, including the following:

●	we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;
●	the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;
●	the incurrence of restatement-related expenses; and
●	diversion of management and other human resources attention from the operation of our business.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2022. As a result, we restated our quarterly financial results for the periods ending June 30, 2022 and September 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with BDO USA LLP (“BDO”), our independent registered public accounting firm, determined that our  previously issued interim financial statements filed on the Form 10-Q, as of June 30, 2022, and for the three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 should no longer be relied upon. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Management has concluded that in light of the errors described above, a material weakness in the Company’s internal controls over financial reporting existed and management’s assessment of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 and September 30, 2022 set forth in it Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 need to be modified to include a material weakness in its controls over financial reporting.  The material weakness identified relates to the the ineffective design of  management review controls  over the computation and disclosure of income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that the Company’s disclosure controls and procedures and internal control over financial reporting are effective. As a result of the material weakness, the Company believes that its internal control over financial reporting was not effective and its disclosure controls and procedures were not effective for the Non-Reliance Periods.

If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

In order to develop ANTHIM®, we will have to devote significant resources to ANTHIM®.

Pursuant to the terms of the Merger Agreement, we have agreed to use reasonable efforts to commercialize ANTHIM®.  Obtaining requisite regulatory approvals for the manufacture and sale of ANTHIM® and manufacturing costs are anticipated to be significant. Our agreement with Lonza obligates us to pay for certain services upon placement of an order and only allows us to cancel manufacturing of batches for which we have placed orders under certain circumstances. Based upon the order that we placed in March 2023, we anticipate being obligated to pay over a two year period to Lonza approximately $34 million and an additional $19 million for resins and other raw materials required for production. We have incurred significant losses from operations to date and expect our expenses to increase in connection with our ongoing activities, and the addition of Elusys’ activities. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all.

Risks Related to Our Company

We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities, which may limit the ability of investors to make an informed investment decision.

To date, we have limited experience manufacturing products for third parties and ourselves. Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will be successful in providing such services to ourselves or third parties. Although we plan to use our anticipated facility to service our internal manufacturing needs, we also intend to generate revenue to offset the expenses we incur in operating the facility as well as the initial start-up expenses from third parties. Our ability to generate this revenue will depend, in part, on our ability to attract and maintain customers for our development, manufacturing and technology transfer services and on the amount spent by the customers on such services. If our anticipated facility fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate the facility. Our bioanalytics, process development and manufacturing activities will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facility and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue. For ANTHIM®, the U.S government’s spending budget and allocations for defense spending significantly impacts our revenue from sales of ANTHIM®. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, financial condition, and results of operations. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on such spending. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers, which may be influenced by the recent sharp downturn in available private and public funding for small and emerging biotechnology companies, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.

To date, our revenues have come from a limited number of customers, making us dependent on those few customers.

For the year ended December 31, 2022, all of our revenue was derived from one ANTHIM® purchase order and one customer for CDMO services.  Prior to our acquisition of Elusys, ANTHIM® sales were made solely by the prior management team of Elusys  to U.S. Governmental agencies.  If the U.S. government were to cut its healthcare spending and in particular its biodefense spending, our ability to generate revenue if we cannot compete successfully for market share against other drug companiesfrom ANTHIM® sales will be adversely impacted.

Our strategy is to expand the number of sales to such agencies as well as expand the customer base outside of the United States. To date, we have not had any experience with distribution and sales of commercial products.  There can be no assurance that there will be additional demand for ANTHIM® or that we will be successful in our distribution and sale efforts Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. The loss of, or a significant reduction of business from the U.S government for ANTHIM® or any of our current CDMO customers could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to generate product revenues from sales of ANTHIM® is dependent upon government spending and compliance with the government contracts.

To date, substantially all of Elusys’ revenue has been derived from the sale of ANTHIM® to U.S. Governmental agencies.  If the U.S. government were to cut its healthcare spending and in particular its biodefense spending, our ability to generate revenue after consummation of the Merger from ANTHIM® sales will be adversely impacted.

We generally do not have long-term CDMO customer contracts and our backlog cannot be relied upon as a future indicator of revenues.

We generally do not have long-term contracts with our CDMO customers, and existing contracts and purchase commitments may be canceled under certain circumstances. As a result, we are exposed to market and competitive price pressures on every order, and our agreements with customers do not provide assurance of future revenues. Our customers are not required to make minimum purchases and, in certain circumstances, may cease using our services at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand or future revenue, because the orders constituting our backlog may be subject to changes in delivery schedules or cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact our business.

Elusys has been manufacturing ANTHIM® with one manufacturer.

To date, all ANTHIM® bulk drug substance has been manufactured by one manufacturer, Lonza, at a 5,000 liter scale pursuant to the terms of an exclusive manufacturing agreement.  Elusys’ ability to manufacture additional batches of bulk drug substance will be dependent upon the slotting availability of the manufacturer.  In addition, the manufacturer has decommissioned its 5,000 liter assets and therefore any further manufacturing by the manufacturer will be at a 6,000 liter scale.  This new scale will require new regulatory approval from the FDA, timing of approval, if obtained, cannot be certain.  In addition, there is no assurance that the bulk drug substance can be successfully manufactured at a 6,000 liter scale in a cost efficient manner.

We are substantially dependent on the success of ANTHIM®.

To date, a significant portion of our efforts and financial resources has been in the development of our product candidate, HS-110, HS-130 and PTX-35 which were our only products for which we had clinical trials. We terminated our license with respect to those products and therefore currently our only product from which we have derived revenue is ANTHIM®.  Our future success depends heavily on our ability to successfully manufacture and sell ANTHIM®.

The ANTHIM® product, although approved for commercial sale, will not be manufactured at the facility that manufactured ANTHIM® previously sold by Elusys and therefore the facility where it will be manufactured will require regulatory approval. We and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, marketing, adverse event reporting and recordkeeping of our product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot commercialize our product candidates and will not have product revenues. In addition, the technology that we out-licensed is in the early stages of development and there is a low likelihood of success for any such technology at that stage, therefore there can be no assurance that any products will be developed by such licensee or that we will derive any revenue from such licensee. In addition, changes may occur that would consume our available capital at a faster pace than expected, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation. Moreover, preclinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. Therefore, we expect that we will seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. Our ability to raise capital through the sale of equity may be limited by the various rules of the Securities and Exchange Commission and the NYSE American that place limits on the number of shares of stock that may be sold. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical work or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

All of our manufacturing services are conducted at our facility situated in San Antonio, Texas, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

We operate one manufacturing facility in one location, San Antonio, Texas. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, earthquakes or accidents. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events to occur.

The operations of our CROs and suppliers could also be subject to business interruptions.

Our business and the business of the raw material suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

Our operations require various raw materials, including proprietary media, resins, buffers, and filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers and, in some cases, a single source, or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our financial condition and results of operations. Additionally, we do not have long-term supply contracts with any of our single source suppliers. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, CGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of CGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our financial condition and operating results. Furthermore, third-party suppliers may fail to provide us with raw materials and other items that meet the qualifications and specifications required by us or our customers. If third-party suppliers are not able to provide us with raw materials that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture their product or it could prevent us from delivering products to our customers within required timeframes. Any such delay in delivering our products may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we manufacture products with inferior quality components and raw materials, we may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer, or our customer may be required to recall its products from the market.

Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.

The manufacturing services we offer are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facility could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

Our customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenues and profitability.

Our success depends upon the regulatory approval of the products we manufacture. As such, if our customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products and we are not able to manufacture these products, our revenue and profitability could be adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our manufacturing capacity and capabilities and achieve profitability.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our contract manufacturing operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price. During the year ended December 31, 2022 we recorded a indefinite-lived intangible assets impairment charge of $3.5 million. During the year ended December 31, 2021 we recorded a indefinite-lived intangible assets impairment charge totaling $2.4 million and goodwill impairment charge of $1.5 million.

Risks Related to Regulatory Approval and Commercialization

Failure to comply with existing and future regulatory requirements for our CDMO and sales of ANTHIM® could adversely affect our business, financial condition, and results of operations.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, our CDMO is subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, import and export, and product registration and listing, among other things. As a result, our facility is subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA and/or Health Canada, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations, including building our facility in Kansas, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve: (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

●	changes to the regulatory approval process, including new data requirements for product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;
●	that a customer’s product candidate may not be deemed to be safe or effective; and
●	the inability of the regulatory agency to provide timely responses as a result of its resource constraints;
●	that the manufacturing processes or facilities may not meet the applicable requirements.

In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards. This may require a change in our development and manufacturing techniques or additional capital investments in our facilities. Any related costs may be significant. If we fail to comply with applicable regulatory requirements in the future, then we may be subject to warning letters and/or civil or criminal penalties and fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, restrictions on the import and export of our products, debarment, exclusion, disgorgement of profits, operating restrictions and criminal prosecution and the loss of contracts and resulting revenue losses. Inspections by regulatory authorities that identify any deficiencies could result in remedial actions, production stoppages or facility closure, which would disrupt the manufacturing process and supply of product to our customers. In addition, such failure to comply could expose us to contractual and product liability claims, including claims by customers for reimbursement for lost or damaged active pharmaceutical ingredients or recall or other corrective actions, the cost of which could be significant.

In addition, certain products we manufacture must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which our customers intend to market their products may delay or put on hold clinical trials or delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facility, including any newly commissioned facility, is not able to demonstrate compliance with CGMPs, pass other aspects of pre-approval inspections or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which we or our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product we manufacture is adulterated or misbranded. If our manufacturing facilities and services are not in compliance with FDA and comparable government authorities, we may be unable to obtain or maintain the necessary approvals to continue manufacturing products for our customers, which would materially adversely affect our financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including obtaining necessary approvals for the sale of ANTHIM® in light of the fact that the manufacturing of the ANTHIM® will not be at the facility that manufactured ANTHIM® previously sold by Elusys and therefore the facility where it will be manufactured will require regulatory approval. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA, demonstrating that the product candidate is safe, pure and potent, or effective for its intended use. This demonstration requires significant research including preclinical studies, as well as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. All of the products being developed by Skunkworx are in the preclinical stage of development. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by the FDA, or whether any BLA will be approved upon review.

Even if we perform our clinical trials on any of those product candidates, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

There can be no assurance that ANTHIM® or any product we develop in the future, even if approved by the FDA will gain broad market acceptance among governments, physicians, healthcare payers, patients, and the medical community. In addition, there can be no assurance that our CDMO services will gain market acceptance. We have conducted our own research into the markets for ANTHIM® and CDMO services generally; however, we cannot guarantee market acceptance. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers the demand for our products will be reduced. Acceptance and use of any products or services we market will depend upon a number of factors including:

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

The market for our product candidates is characterized by intense competition and rapid technological advances. ANTHIM® competes with one other Anthrax therapeutic, the manufacturer of which is larger than we are and has more resources to enable it to market its product. If any of our product candidates receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer. Our CDMO competes for customers with several other CDMOs that are well established and have a longer operating history than our company.

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

We have developed certain expertise in the formulation, development and/or manufacturing of biologics; however to date we have relied on third parties for substantially all of our manufacturing needs. We have performed assay development work at our Texas laboratory to support our clinical needs as well as those of third parties. However, Scorpius does not have FDA approval to manufacture commercial quantities of ANTHIM®. Although there are other manufacturers that could manufacture ANTHIM®, including the manufacturer that to date has manufactured ANTHIM® and with whom we have an agreement to manufacture future batches of ANTHIM®, it will be several years before that manufacturer can manufacture ANTHIM® for us. To date, the manufacturer has only manufactured ANTHIM® at a 5,000 liter scale and the manufacturer plans to manufacture at a 6,000 liter scale at a new facility. In addition, there is no assurance that the bulk drug substance can be successfully manufactured at a 6,000 liter scale in a cost efficient manner.

Therefore, future manufacture of ANTHIM® by such manufacturer will require additional regulatory approvals for the new manufacturing site and new scale. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to renew or renegotiate current agreements on favorable terms or identify manufacturers on acceptable terms or at all because the number of potential manufacturers with appropriate expertise and facilities is limited.
●	If we change manufacturers at any point during the development process or after approval we will be required to demonstrate comparability between the products made by the old and new manufacturers. If we are unable to do so, we may need to conduct additional clinical trials with product manufactured by the new manufacturer. Accordingly, it may be necessary to evaluate the comparability of our product candidates produced by the two different manufacturers at some point during the clinical development process.
●	If we change the manufacturer of a product subsequent to the approval of the product, we will need to obtain approval from the FDA of the change in manufacturer. Any such approval would likely require significant testing and expense, and the new manufacturer may be subject to a cGMP inspection prior to approval. Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and with the quality required to meet our clinical needs and commercial needs, if any.
●	Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and with the quality required to meet our clinical needs and commercial needs, if any.
●	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates.

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, and corresponding state agencies to ensure compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.
●	Our contract manufacturers have in the past and may in the future encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. Our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to assess compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we or our contract manufacturers are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

●	If we establish in-house development and manufacturing capabilities, there are a number of risks that could impact our financial condition, operating results and cash flows due to disruption of operations at the location or facility which may impede our ability to deliver assays or manufacture our products.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or could also result in higher costs or deprive us of potential product revenues.

We have and will in the future rely on third parties to conduct, supervise and monitor any clinical trials we may conduct, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We have in the past and will in the future rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance if we should conduct any future clinical trials.

We also expect to rely upon CROs to monitor and manage data for any future clinical programs we may have, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies we may conduct is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs will be required to comply with the Good Laboratory Practices and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in any clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

If the FDA approves any of our product candidates, the labeling, manufacturing, packaging, adverse event reporting, storage, advertising, promotion and record keeping for our products will be subject to ongoing FDA requirements and continued regulatory oversight and review. As stated above, our manufacture of ANTHIM® will require additional regulatory approval. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures. The subsequent discovery of previously unknown problems with any marketed product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

We have minimal experience selling, marketing or distributing products, and have no internal capability to do so.

To date, we have not had any significant sales, marketing or distribution capabilities. Although we have hired some of the Elusys employees who have such experience and Scorpius has hired sales representatives, we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our other proposed products, if approved. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in ANTHIM® and the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to successfully market and sell our products in the United States or overseas on our own.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. It is unclear how these challenges and other efforts to replace the ACA will impact our business in the future.

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

Our research and development activities and CDMO services we provide may involve the controlled use of biological and hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. We currently operate one laboratory in North Carolina, one laboratory in New Jersey and Pelican operates a laboratory in Texas. In our laboratory in Texas, we will perform contract services for third parties that could involve the use of biological and hazardous materials and chemicals. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of drug and biological product candidates entail an inherent risk of product liability. Product liability claims might be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products. We currently operate one laboratory in North Carolina, one laboratory in New Jersey and Pelican operates a laboratory in Texas. In our laboratory in Texas we perform contract services for third parties. In addition, in our facility in San Antonio we perform CDMO services for third parties.  We could incur liability in the performance of these services, including liability for damage to materials supplied to us. If any of the products or services we develop are used in clinical trials, clinical trial liability claims may be filed against us for damages suffered by clinical trial subjects or their families. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products which could impact our ability to continue as a going concern. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Our business strategy incorporates international expansion, including establishing and maintaining clinician marketing and education capabilities outside of the United States, expanding our relationships with distributors and manufacturers and expanding sales of ANTHIM®. Doing business internationally involves a number of risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us or our distributors to obtain regulatory approvals for the sale or use of our product candidates in various countries;
●	difficulties in managing foreign operations;
●	complexities associated with managing multiple payer-reimbursement regimes or self-pay systems;
●	limits on our ability to penetrate international markets if our product candidates cannot be processed by a manufacturer appropriately qualified in such markets;
●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	reduced protection for intellectual property rights;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●	failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales and distributors’ activities.

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

As part of our business strategy, we may pursue acquisitions of businesses and assets, such as we did with Pelican and Elusys. We may also make investments in other companies of technologies, new lines of business, or expansion of research bioanalytical development and manufacturing capacities. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. Other than our acquisition of the equity of Pelican in 2017 and acquisition of Elusys in 2022, we have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions or investments in other companies or technologies or new lines of business also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. If we should engage in business in the European Union, including selling products such as ANTHIM®, we will be subject to such laws. For example, in the European Union, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

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

Although we report operating results in U.S. dollars, if we engage in sales of products internationally, our revenues and expenses are or will be denominated in currencies other than the U.S. dollar, particularly in Europe. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we will be required to translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across our global operations.

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

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We have obtained exclusive rights to license the technology for which patent protection has been obtained; however, such protection does not prevent unauthorized use of such technology Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results and financial condition.

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

Because federal grant monies were used in support of the research and development activities that resulted in certain of our issued U.S. patents of pending U.S. patent applications, the federal government retains what are referred to as “march-in rights” to patents that are granted on these applications.

In particular, the U.S Army, which administered grant monies to the primary inventor of the technology we license, technically retain the right to require us, under certain specific circumstances, to grant the U.S. government either a nonexclusive, partially exclusive or exclusive license to the patented invention in any field of use, upon terms that are reasonable for a particular situation. Circumstances that trigger march-in rights include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. The U.S. Army can elect to exercise these march-in rights on their own initiative or at the request of a third-party.

General Risk Factors

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. Inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver.  Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses and our ability to raise funds may be impacted.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On January 3, 2022, the reported low sale price of our common stock was $3.05 per share and the reported high sales price was $3.59 per share. For comparison purposes, on December 30, 2022, the price of our common stock closed at $0.81 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market generally and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability to generate revenue from ANTHIM® sales;
●	our ability to generate revenue from our CDMO facility;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the recent Russian invasion of Ukraine as well as continued and new sanctions against Russia by, among others, the European Union and the Unites States, which restrict a wide range of trade and financial dealings with Russia and Russia parties, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

We will need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. Over the next 12 months, we expect to hire additional new employees both in North Carolina and for Scorpius in Texas. We compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful especially in light of the CPRIT Grant requirements, including the requirement that Pelican maintain its headquarters in Texas and use certain vendors, consultants and employees located in Texas. Attracting and retaining qualified personnel will be critical to our success.

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

As of March 31, 2023, awards for 6,980,764 shares of common stock are outstanding under our equity compensation plans and 243,873 shares of common stock remain available for grants under the plans. In addition, as of March 31, 2023, we have warrants exercisable for 716,383 shares of our common stock to third parties in connection with our public offerings. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

On March 30, 2023, we had 26,049,209 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

There is no established market for the warrants that we previously issued and our previously issued warrants may not have any value.

Our previously issued warrants to purchase shares of our common stock may not have any value. For example, we previously issued warrants in a public offering that have exercise prices of $11.55, $11.09 and $5.78 per share. In the event that our common stock price does not exceed the exercise price of our previously issued warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

Securities research analysts, including those affiliated with our underwriters from prior offerings, establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage to continue going forward, if no securities or industry analysts cover us, the trading price for our stock and the trading volume could be adversely affected.

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Facilities

Our executive offices are located at 627 Davis Drive, Suite 300, Morrisville, North Carolina 27560. In November 2022, we commenced a lease that expires October 1, 2030 for 15,996 square feet of office and laboratory space for monthly rent of $43,655 exclusive of payments required for maintenance of common areas and utilities.

In January 2018, Pelican entered into a five-year lease for 5,156 square feet of office and laboratory space located in San Antonio, Texas for monthly rent of $9,668, exclusive of payments required for maintenance of common areas and utilities. This lease expired in February 2023.

In July 2020, and amended August 2022, we entered into a lease for our Skunkworx subsidiary in North Brunswick, New Jersey that is expected to expire July 1, 2023 for 2,725 square feet of laboratory space for monthly rent of $11,434 exclusive of payments required for utilities.

The lease for our Scorpius manufacturing facility commenced in September 2022 and is located at 1305 E. Houston Street, San Antonio, Texas 78205 for general office, laboratory, research, analytical, and/or biomanufacturing purposes for monthly base rent starting at $50,360 and increasing at the rate of three percent (3%) on an annual basis up to a maximum monthly base rent of $76,174. This lease is set to expire in September 2037.

In April 2022, upon the completion of the merger of Elusys Therapeutics, we took over their lease of approximately 6,702 square feet of office space for monthly rent of $13,404 exclusive of payments required for maintenance of common areas and utilities. This lease is set to expire in July 2023.

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

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective May 3, 2022, Heat Biologics, Inc. changed its name to NightHawk Biosciences, Inc. (the “Company”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. On May 3, 2022, our common stock commenced trading on the NYSE American under the symbol “NHWK.” Between February 14, 2022 and May 2, 2022, our common stock was trading on the NYSE American under the symbol “HTBX”. Prior to February 14, 2022, our common stock traded on the Nasdaq Capital Market under the symbol “HTBX”.

Holders

As of March 30, 2023, there were approximately 28 stockholders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	1,135	$403.80	—
2014 Stock Incentive Plan	17,385	181.11	20,603
2017 Stock Incentive Plan	31,018	18.29	26,227
2018 Stock Incentive Plan	6,955,758	3.11	465,256
2021 Abacus Subsidiary Stock Incentive Plan	10,526	0.01	9,474
2021 Blackhawk Subsidiary Stock Incentive Plan	10,526	0.01	9,474
2021 Scorpion Subsidiary Stock Incentive Plan	—	—	7,245
2021 Skunkworx Subsidiary Stock Incentive Plan	10,526	1.67	9,484
2021 Employee Stock Purchase Plan	—	—	488,336
Total	7,036,874	$3.67	1,036,099

———————

(1)	The 2009 Stock Incentive Plan terminated, such that no further awards are available for issuance under this plan. Outstanding awards under this plan continue in accordance with the respective terms of such grants.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2022.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2022 and December 31, 2021 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

We are a fully integrated biopharmaceutical company specializing in the end-to-end development, manufacturing, and commercialization of innovative medical countermeasures that combat unmet and emerging biothreats. Our ecosystem is driven by the discovery efforts of our subsidiary, Skunkworx, the clinical and commercial biodefense expertise of our subsidiary, Elusys, and the bioanalytical, process development and biomanufacturing capabilities of our subsidiary Scorpius. The coordination of this ecosystem potentiates the streamlined development and delivery of life-saving medical countermeasures, including our commercially available anthrax antitoxin ANTHIM® (obiltoxaximab).

The monoclonal antibody ANTHIM® (obiltoxaximab) received FDA approval and orphan drug exclusivity in 2016 for the treatment of inhalational anthrax in combination with antibiotics, and as a prophylaxis when alternative therapies are not available or are not appropriate. Additionally, ANTHIM® was approved in 2020 as the only licensed anthrax antitoxin treatment in the European Union (“EU”) and Canada, and in 2021 in the United Kingdom. Working closely with Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Disease (“NIAID”), and the Department of Defense (“DoD”), Elusys has successfully advanced ANTHIM® to the commercial stage and provides the therapeutic for inclusion in both the US Strategic National Stockpile (“SNS”) and the Public Health Agency of Canada Office of Emergency Response Services Depot.

Scorpius pairs cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics. Scorpius decreases our dependence on third-party contract research and development biomanufacturing organizations (CDMOs) for the manufacture of ANTHIM® (obiltoxaximab) and other assets and allows us to be opportunistic in offering excess capacity to third parties as a fee-for-service model.  Our lead facility commenced operations in October 2022 in San Antonio, Texas.  Planning and development efforts are underway on a potential commercial manufacturing facility to be built in Manhattan, Kansas in the coming years.

During the past year, our priorities have shifted to our biodefense and biomanufacturing capabilities resulting in a refocusing of our resources and efforts towards biodefense and biomanufacturing and away from our clinical-stage oncology assets including HS-110 and PTX-35.

Funding/Liquidity

We have incurred an accumulated deficit of $209.2 million through December 31, 2022. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development and seek marketing approval for our product candidates and as we add to our product candidate pipeline including expansion of our infectious disease/biothreat programs.

We expect to incur significant additional expenses in connection with the planned development partnership of Scorpius with a private developer, the State of Kansas and local and university affiliates and the facility to be developed by a third-party developer and leased to Scorpius. We do not intend to finance the remaining costs that we will incur for the Kansas facility from working capital and instead anticipate raising financing through multiple alternatives, including, but not limited to, the sale of equity or debt of Scorpius.

The fair value of the purchase consideration for Elusys was $42.9 million pursuant to the terms of the Merger Agreement, we also paid an additional $2.0 million after having paid $3.0 million in cash consideration at closing, plus we may be required to pay an additional $1.6 million subject to adjustment upon attainment of certain milestones.

Furthermore, we anticipate increased costs associated with the manufacture of ANTHIM® and the increase in headcount due to the acquisition of Elusys. Our agreement with Lonza obligates us to pay for certain services upon placement of an order and only allows us to cancel manufacturing of batches for which we have placed orders under certain circumstances. Based upon the order that we placed in March 2023, we anticipate being obligated to pay over a two year period to Lonza approximately $34 million and  an additional $19 million for resins and other raw materials required for production.

In addition, if we obtain marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We will need to obtain substantial additional future funding in connection with our manufacturing facility that we are building out in San Antonio, Texas and any new programs or ventures we pursue. While we are currently funding vaccine development and preclinical studies, we do not expect to use significant corporate resources to advance our COVID-19 program. We are applying for several large grants to support clinical development of this program and are engaged in collaboration discussions, which we believe may provide attractive and non-dilutive pathways to help accelerate development of our COVID-19 program; however, to date we have not received any grant funding for such program and there can be no assurance that we will receive such grant funding or if received, the amount of such grant funding. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so. As of December 31, 2022, we had approximately $44.3 million in cash and cash equivalents and short-term investments.

We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, additional equity financings, debt financings and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties performing services at our San Antonio facility if our workforce is impacted by the pandemic. Although we have increased manufacturing material levels in an attempt to mitigate supply chain issues, we may still face disruptions in procuring items that are essential to perform our services. In addition, we have experienced minor disruptions in equipment supply in the building of our San Antonio facility. These minor disruptions have had an immaterial effect on business, which we have been able to address with minimal impact to our business operations to date. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing of our manufacturing services, the cost we incur to manufacture ANTHIM®, the costs required to build the manufacturing facility in Kansas, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

●	Revenue;
●	Deferred revenue;
●	Leases;
●	Intangible assets;
●	Goodwill impairment;
●	Income tax;
●	Contingent consideration;
●	Stock-based compensation;
●	Research and development costs, including clinical and regulatory cost; and

Revenue and Deferred Revenue

Our 2022 revenue primarily consisted of product sales revenue of ANTHIM® and our 2021 revenue primarily consisted of research funding from our CPRIT Grant. Product sales revenue is recognized when its performance obligation with its customers has been satisfied. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the product, which is typically upon acceptance of the product at the delivery site. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Deferred revenue represent customer deposits for process development services billed and/or received in advance of our fulfillment of performance obligations. Deferred revenue will convert to revenue as we perform our obligations under the contract.

Leases

We determine if an arrangement is, or contains, a lease at inception. Operating and finance leases are included in right-of-use assets and lease liabilities in our consolidated balance sheets, representing our right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. Right-of-use, or ROU, assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The ROU assets also include any lease payments made and is adjusted for lease incentives. Lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease terms. Lease and non-lease components are accounted for as a single lease component.

Goodwill and Intangible Assets

Intangible assets represent the fair value assigned to technologies that were acquired from Elusys, which at the time of acquisition have not reached technological feasibility and have no alternative future use. Intangible assets from the acquisition of Pelican were considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the third quarter of 2022, Pelican’s intangible asset was fully written-off as the PTX-35 trial has been discontinued. The intangible asset acquired from the acquisition of Elusys is a definite-lived asset comprised of the ANTHIM® formulation. The asset is being amortized over 80 months, which is the approximate life of the patent.

Intangible assets are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the assets are less than their carrying amounts. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the asset, calculated as the excess of carrying value of the intangible assets over fair value. See Note 8 regarding impairment at December 31, 2022.

We test goodwill and intangible asset impairment each year as of April 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, we recognize a goodwill loss in an amount equal to any excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration expectations of competitive, business, and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units.

Determining the fair value of intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows, risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration expectations of competitive, business, and economic environments. The fair value is then compared to the carrying value and if the carrying value exceeds fair value an impairment charge is recognized.

Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill and intangible assets, which could have a significant effect on our current and future results of operations and financial position.

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022, and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, the Company had recorded no such amounts.

Contingent Consideration

Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone and royalty payments related to business acquisitions. Contingent consideration is measured at fair value using a probability-weighted income approach utilizing significant unobservable inputs including the probability of achieving each of the potential milestone and royalty payments and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing our developmental products into advanced phase clinical trials as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation, and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of our product candidates, and other expenses relating to the design, development, and testing and enhancement of our product candidates.

RESULTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

Revenues

For the year ended December 31, 2022, we recognized $6.0 million of product sales revenue, $0.1 million of contract revenue, and $0.3 million of CPRIT grant revenue. As of December 31, 2021 we recognized $2.1 million in revenue for qualified expenditures under the CPRIT grant. The increase in product sales revenue is due to the sale of ANTHIM® to the Canadian government. The decrease in grant revenue is due to the fact that we have recognized all $15.2 million of CPRIT grant revenue. For the year ended December 31, 2022, we had a grants receivable balance of $1.5 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Cost of sales

For the year ended December 31, 2022, we recognized $6.4 million of cost of sales. No product sales were recognized for the year ended December 31, 2021 and thus no cost of sales was recorded. The increase was due to the cost of sales related to the ANTHIM® sale to the Canadian government. Cost of sales include $5.9 million of inventory, $0.3 million of pre-acquisition backlog, and $0.2 million of shipping and fulfillment expense.

Selling, general and administrative expenses

Selling, general and administrative (“SGA”) expenses for the years ended December 31, 2022 and 2021 were $21.1 million and $16.8 million, respectively. The increase of $4.3 million was primarily due to an increase in consulting and other professional expenses to manage the business of $3.2 million, an increase in facilities expense of $1.2 million primarily due to the opening of our San Antonio facility, an increase in personnel expense of $0.8 million due to an increase in headcount, an increase in rent expense of $0.5 million, an increase in insurance expense of $0.3 million, an increase in depreciation of $0.3 million, an increase in marketing expenses of $0.2 million, an increase in software expense of $0.2 million offset by a decrease in stock-based compensation of $2.4 million.

Research and development expense

Research and development expenses increased to $23.5 million from $16.5 million for the years ended December 31, 2022 and 2021, respectively. The components of research and development expense are as follows, in millions:

	For the year Ended
	December 31,
	2022	2021
Programs
HS-110	$0.5	$1.7
HS-130	0.7	0.9
PTX-35	2.6	2.9
ANTHIM	1.2	—
Other programs	1.6	2.3
Unallocated research and development expenses	16.9	8.7
	$23.5	$16.5

●	HS-110 decreased by $1.2 million primarily due to a decrease in manufacturing expenses and site and investigator fees as the result of the closing of our clinical trials.
●	HS-130 expense decreased by $0.2 million primarily due to a decrease in site and investigator fees as the result of the closing of our clinical trials.
●	PTX-35 expense decreased by $0.3 million primarily due to a decrease in site and investigator fees as the result of the closing of our clinical trials.
●	ANTHIM® expense increased as a result of our acquisition of Elusys in April 2022.
●	Other programs expenses decreased by $0.7 million and include preclinical costs associated with our RapidVax program, T-cell costimulatory programs, and laboratory supplies.
●	Unallocated research expenses increased by $8.2 million primarily from license fees, sponsored research agreements for preclinical research, as well as increased clinical and CMC consulting expenses and Skunkworx lab and personnel costs.

Change in fair value of contingent consideration

We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The change in the fair value of contingent consideration was ($3.4) million for the year ended December 31, 2022 compared to the change in fair value of contingent consideration of $0.4 million for the year ended December 31, 2021. The change in fair value for the year ended December 31, 2022 was primarily due to the write off of Pelican’s contingent consideration of $3.3 million due to the discontinuation of the PTX-35 and the decrease of ($0.1) million in fair value of Elusys’ contingent consideration due to the passage of time to milestone achievement as well as increased interest rates.

In-process research and development impairment

IPR&D impairment was $3.5 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. IPR&D was fully impaired during the third quarter of 2022 as the PTX-35 trial will not progress to Phase 2.

Total non-operating loss

Total non-operating loss was ($1.5) million for the years ended December 31, 2022 which primarily consisted of ($1.7) million of unrealized losses on short-term investment balances, ($0.2) million of unrealized loss on foreign currency, ($0.2) million of finance lease interest expense, ($0.4) million of loss on disposal of assets, offset by $1.0 million of interest and dividends income on short-term investment balances. Total non-operating loss was ($0.1) million for the year ended December 31, 2021 which primarily consisted of $0.9 million of interest income, and ($1.0) million of unrealized losses on short-term investment balances.

Income tax benefit

Income tax benefit was $3.3 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021, primarily due to the recognition of Elusys’ deferred tax liability (“DTL”).

BALANCE SHEET AS OF DECEMBER 31, 2022 AND 2021

Short-term Investments. Short-term investments were $35.8 million as of December 31, 2022 compared to $88.3 million as of December 31, 2021. The decrease is primarily due the sale of investments and transferring the cash to fund the Scorpius facility build-out and other operations.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were approximately $3.6 million as of December 31, 2022 and $2.9 million as of December 31, 2021. The $0.7 million increase is primarily attributable to our payments to certain vendors related to the close out process of our PTX-35 clinical trial.

Property, Plant & Equipment. Property, Plant and Equipment was approximately $20.5 million as of December 31, 2022, and $2.2 million as of December 31, 2021. The increase is attributed to a $18.3 million increase in lab equipment and leasehold improvements as a result of the Scorpius lease.

Grants Receivable. Grants receivable was $1.5 million as of December 31, 2022, and $1.3 million as of December 31, 2021. The CPRIT grant will award the remaining grant funds, on a reimbursement basis, after NightHawk has fulfilled every requirement of the grant and the grant has been approved to be finalized. The receivable relates to reimbursable costs incurred related to PTX-35.

Other Assets. Other assets were approximately $0.3 million and $12.2 million as of December 31, 2022 and 2021, respectively. The $11.9 million decrease is directly attributable to equipment purchases in 2021 for Scorpius’s new facility in San Antonio, Texas, which commenced operations in the third quarter of 2022. Other assets were then transferred into property and equipment.

Intangible Assets. As of December 31, 2022 and 2021, we had intangible assets of $8.7 million and $3.5 million. The increase was due to the ANTHIM® formulation obtained from the Elusys acquisition offset by the write off of Pelican's in-process R&D of $3.5 million due to the termination of the development of PTX-35, Pelican’s lead product candidate.

Goodwill. As of December 31, 2022 and December 31, 2021, we had goodwill of $3.3 million and $0.0 million, respectively. The carrying value of this asset increased by $3.3 million due to the acquisition of Elusys in April 2022.

Accounts Payable. Accounts payable was approximately $4.4 million and $0.9 million as of December 31, 2022 and December 31, 2021. The $3.5 million increase is due to payables related to increased operations with the opening of the Scorpius facility.

Deferred Revenue. Deferred revenue was $1.6 million and $0.0 million as of December 31, 2022 and December 31, 2021, respectively. This deferred revenue represents proceeds received for Scorpius contracts but for which the costs have not been incurred or the conditions of the contracts not yet met.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities were approximately $4.3 million at December 31, 2022 compared to $2.4 million at December 31, 2021. The increase is primarily due to license fee accruals, sponsored research agreements and tax accruals related to our acquisition of Elusys.

Operating and Financing Lease Liabilities. Current and long term liabilities related to operating and finance leases were $9.4 million as of December 31, 2022 and $1.9 million as of December 31, 2021. These balances are related to our Scorpius facility lease, corporate office lease and equipment leases.

Deferred Tax Liability. Deferred tax liability was approximately $0.0 million and $0.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease was primarily due to the recognition of Pelican’s DTL in the third quarter of 2022 due to the abandonment of the PTX-35 trial.

Contingent Consideration. As of December 31, 2022, we had contingent consideration of $12.2 million compared to $3.3 million as of December 31, 2021. The increase is primarily related to our acquisition of Elusys. This amount represents the fair value of future milestone payments and royalities to Elusys shareholders which were discounted in accordance with ASC 820 – Fair Value Measurement. We perform an analysis on a quarterly basis and for the year ended December 31, 2022, we determined the change in the estimated fair value of the contingent consideration to be approximately ($3.5) million primarily due to the discontinuation of the PTX-35 clinical trial.

LIQUIDITY AND CAPITAL RESOURCES

Current and Future Financing Needs

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the years ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. For the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of December 31, 2022, we had an accumulated deficit of approximately $209.2 million. We had net losses of $43.9 million and $35.4 million for the years ended December 31, 2022 and 2021, respectively.

We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We will need to obtain substantial additional future funding in connection with our manufacture of ANTHIM® and our manufacturing facility construction and set up.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	our ability to attract customers for our CDMO services and ANTHIM®
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;

●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any;
●	clinical laboratory development and testing;
●	additional manufacturing facility construction costs and equipment costs; and
●	manufacturing costs of ANTHIM®.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of December 31, 2022, we had approximately $44.3 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

Cash Flows

Operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the year ended December 31 2022 was $5.7 million compared to $38.1 million during the same period in 2021. The decrease was primarily due to an increased net loss of $8.5 million, an increase in contract receivables of $24.5 million, and an increase in inventory of $5.8 million.

Investing activities. Net cash provided by investing activities was $11.0 million during the year ended December 31, 2022 compared to $9.8 million used during the same period in 2021. The decrease is from the change in net purchases of short-term investment purchases and sales of $39.1 million, the increase in purchase of property, plant and equipment of $18.2 million from 2021 to 2022 and the $22.8 million contingent consideration payment in 2022, offset by the increasea of $2.7 million from the acquisition of Elusys.

Financing activities. Net cash used in financing activities was $4.9 million during the year ended December 31, 2022 compared to net cash provided by financing activities of $25.5 million during the year ended December 31, 2021. The decrease of $30.4 million was primarily due to a $26.2 million net decrease in proceeds from the issuance of common stock in 2021 that did not recur in 2022 offset by contingent consideration of $4.7 million paid out related to an Elusys milestone.

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

Item 8.        Financial Statements and Supplemental Data

See pages F-1 through F-32.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Under the direction and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Our Chief Executive Officer and Chief Financial Officer has concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2022.Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Our Chief Executive and Financial Officer concluded that as of such date, our internal controls over financial reporting were not effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded that the following material weaknesses existed as of December 31, 2022:

●	We identified ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.

●	In March 2023, we determined that we had made certain errors in the manner in which we recognized the deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics, Inc, with the result that net loss had been overstated in our quarterly filings for the periods ending June 30, 2022 through September 30, 2022. As a result, we determined that there were material errors in the financial statements that required a restatement of our Forms 10-Q for the quarterly periods ended June 30, 2022 through September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for income taxes.

●	We identified a material weakness related to the ineffective design of certain management review controls across a significant portion of the Company’s financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.

Remediation of Material Weaknesses

In order to remediate these material weaknesses, we will change certain control activities over financial reporting to include, but are not limited to, the following: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties, (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management review controls and (iii) enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of income tax.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	59	Chairman of the Board of Directors, Chief Executive Officer and President	2008

William L. Ostrander	55	Chief Financial Officer and Secretary	2019

John Monahan, Ph.D.	76	Director	2009

John K.A. Prendergast, Ph.D.	69	Director	2016

Edward B. Smith, III	47	Director	2010

Jeffrey Wolf, Chairman of the Board of Directors, Chief Executive Officer and President

Mr. Wolf has served as our Chairman of the Board of Directors, Chief Executive Officer and President since our inception. He founded Heat Biologics in August 2008. Mr. Wolf served from June 1997 to March 2011, as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, Inc., a gene therapy company where he was a co-founder and director; TyRx Pharma, a Princeton-based company focused on the development of bio-compatible polymers where he was a co-founder and Chairman and Elusys, where he was for several years a co-founder, Chairman and Chief Executive Officer; and Generation One, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Theriva Biologics, Inc. (formerly known as Synthetic Biologics, Inc.), a clinical stage company developing therapeutics to protect the gut microbiome.

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

John Monahan, Ph.D., Director

Dr. Monahan has served on our Board of Directors since November 2009. Dr. Monahan co-founded Avigen Inc. in 1992, a pharmaceutical company. Over a 12 year period as CEO of Avigen he raised over $235 million in several private and public financings including its IPO. From 1989 to 1992, he was VP of R&D at Somatix Therapy Corp., and from 1985 to 1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc. Prior to that, from 1982 to 1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche AG. and from 1975 to 1977 he was an instructor at Baylor College of Medicine located in Houston, Texas. He received his Ph.D. in Biochemistry in 1974 from McMaster University in Canada and his B.Sc. from University College in Dublin, Ireland in 1969. Dr. Monahan is a Scientific Advisory Board member of Agilis Biotherapeutics, LLC. Dr. Monahan currently is a board member of Theriva Biologics, Inc., and served as a scientific advisory consultant to Theriva Biologics, Inc. (formerly known as Synthetic Biologics, Inc.) from 2015 to November 10, 2020, prior to his appointment as a board member, and from 2010 through 2015 he was the Senior Executive Vice President of Research & Development at Theriva Biologics, Inc. He is also a board member of a number of Irish biotech companies including Genable Technologies Ltd., Cellix Ltd., Luxcel Biosciences Ltd., and GK Technologies, Inc. and from August 2016 until May 2021, also was a board member of Anixa Biosciences, Inc. (formerly ITUS Corporation).

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

Edward B. Smith, III, Director

Mr. Smith has served on our Board since November 2010. Since January 1, 2015, Mr. Smith has also been Managing Member of Aristar Capital Management, LLC, a New York-based investment firm founded in 2015. From April 14, 2017 through July 14, 2017, Mr. Smith served as the interim Chief Executive Officer and interim Chief Financial Officer of Agritech Worldwide, Inc. (“Agritech,” formerly Z Trim Holdings, Inc.), a manufacturer of environmentally friendly agricultural functional ingredients. From January 2015 until May 2016, Mr. Smith also served as the Chief Executive Officer of Agritech and from 2009 through July 2017 he served as a board member of Agritech. From April 2005 through December 2014, Mr. Smith served as the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School.

We selected Mr. Smith to serve on our Board because he brings a strong business background to our company, and adds significant strategic, business and financial experience. Mr. Smith’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us. His past service on other public company boards provides him with extensive corporate governance knowledge and insight into issues faced by companies similar to ours.

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

Dr. Monahan, Mr. Smith, and Dr. Prendergast currently serve as members of the Audit Committee. The Board has determined that Dr. Monahan, Mr. Smith and Dr. Prendergast are each “independent” in accordance with the NYSE American definition of independence and each is an “audit committee financial expert”, as defined by the SEC regulations, and each has the related financial management expertise within the meaning of the NYSE American rules. The primary purpose of the Audit Committee is to act on behalf of the Board of Directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to its charter, our Audit Committee reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all our “Related Party Transactions.” For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404. In addition, the Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company and the Company’s internal controls and legal compliance functions. The Committee also reviews, prior to publication, our quarterly earnings releases and our reports to the Securities and Exchange Commission on Forms 10-K and 10-Q. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.nighthawkbio.com. The charter describes the nature and scope of responsibilities of the Audit Committee.

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

The Compensation Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.nighthawkbio.com.

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2022, the Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

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

In considering any person recommended by one of our stockholders, the Committee will look for the same qualifications that it looks for in any other person that it is considering for a position on the Board of Directors. The Nominating and Governance Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.nighthawkbio.com.

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

Code of Business Conduct and Ethics

We have long maintained a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary. The code is posted on our website at www.nighthawkbio.com.

Item 11.        Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2022 executive compensation program for our named executive officers.

Set forth below is the compensation paid or accrued to our Named Executive Officers during the years ended December 31, 2022 and 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Options		Other		Total
Jeffrey Wolf	2022	$561,600	$281,000	$—		$2,328,529	(3)	$—		$3,171,129
Chairman and Chief Executive Officer	2021	$539,623	$270,000	$2,633,525	(2)	$1,964,424	(4)	$500,000	(5)	$5,907,572

William L. Ostrander	2022	$350,000	$126,241	$—		$401,471	(6)	$—		$877,712
Chief Financial Officer	2021	$274,817	$96,250	$—		$451,602	(7)	$—		$822,669

(1)	For all stock options and stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Assumptions made in the calculation of these amounts are described in Note 12 to the Company's audited consolidated financial statements for the years ended December 31, 2022 and 2021.
(2)	Mr. Wolf was issued 288,100 shares of restricted stock on January 4, 2021 and 246,305 shares of restricted stock on December 13, 2021.
(3)	Mr. Wolf was issued 2,843,137 option awards on December 7, 2022.
(4)	Mr. Wolf was issued 147,980 option awards on January 4, 2021 and 42,216 option awards on August 2, 2021 for the subsidiary plans as described in Note 12 to the Company's audited financial statements for the years ended December 31, 2021 and 2020, 161,774 option awards on December 13, 2021 and 231,987 option awards on December 30, 2021.
(5)	This is a special bonus to cover the estimated taxes from the 246,305 restricted share award granted on December 13, 2021.
(6)	Mr. Ostrander was issued 490,196 option awards on December 7, 2022.
(7)	Mr. Ostrander was issued 51,487 option awards on January 4, 2021 and 2,127 option awards on August 2, 2021 for the subsidiary plans as described in Note 12, to the Company's audited financial statements for the years ended December 31, 2021 and 2020, and 68,807 option awards on December 13, 2021.

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

of total compensation is variable and/or “at risk”, both through annual incentive compensation and the granting of long-term incentive awards.

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

B. Compensation Administration

Roles and Responsibilities of Compensation Committee

The primary purpose of the Compensation Committee is to conduct reviews of our general executive compensation policies and strategies and oversee and evaluate our overall compensation structure and programs. The Compensation Committee confirmed that total compensation paid to our Named Executive Officers during the year ended December 31, 2022, was reasonable and competitive. The following were our Named Executive Officers for the year ended December 31, 2022: Jeffrey Wolf, our Chief Executive Officer and William L. Ostrander, our Chief Financial Officer (collectively, our “Named Executive Officers”). Responsibilities of the Compensation Committee include, but are not limited to:

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

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.nighthawkbio.com.

Use of Compensation Consultant

The Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”), a nationally-recognized global human resources consulting firm, as its independent compensation advisor in 2021 and 2022. Meridian principally provides analysis, advice and recommendations regarding named executive officer and non-employee director compensation as well as guidance and considerations on our long-term incentive program for all eligible employees including salary, bonus, benefits and equity awards for our executive officers and retainers, meeting fees and equity awards for our directors. Meridian reports to the Chairman of the Compensation Committee and has direct access to the other members of the Compensation Committee. Meridian does not provide any other services to the Company other than in its role as the Compensation Committee’s independent advisor. The Compensation Committee has evaluated Meridian’s reports and, as they considered appropriate to achieve the best interests of the Company and its stockholders, implemented the recommendations.

The Compensation Committee considered whether Meridian had any conflicts of interest in advising the Committee. In doing so, the Compensation Committee considered whether Meridian had been providing services of any other nature to us; the amount of fees received from us by Meridian; the policies and procedures adopted by Meridian that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by Meridian who worked on our matters and any member of the Compensation Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether Meridian or such consultants hold any of our common stock. Upon evaluating such considerations, the Committee found no conflicts of interest in Meridian advising the Compensation Committee.

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

Compensation Committee Consideration of Shareholder Advisory Votes

At our annual meeting of stockholders held on September 15, 2022, we submitted our executive compensation program that covers our Named Executive Officers to our stockholders for a nonbinding advisory vote. Our executive compensation program did not receive the support of holders of a majority of the shares that voted on this proposal at the annual meeting of stockholders (including abstentions but excluding broker non-votes). In response to the vote, with respect to 2022 compensation, we did not grant Mr. Wolf shares of restricted stock which in prior years resulted in a tax being required to be paid upon grant and resulted in a special bonus being granted to Mr. Wolf to cover taxes and instead we granted him options, which are not taxed upon grant and therefore we did not issue a special bonus to cover taxes. In addition, at our annual meeting of stockholders held on July 23, 2019, our stockholders voted on an advisory basis with respect to the frequency of future advisory votes on our executive compensation program. Holders of a majority of the shares that voted on this proposal at the meeting (including abstentions but excluding broker non-votes) expressed their preference for an advisory vote every three years. Accordingly, we intend to hold an annual advisory vote on executive compensation at our annual meeting of stockholders in 2023.

C. Competitive Considerations

In making compensation decisions with respect to each element of compensation for our Named Executive Officers, the Compensation Committee believes that it is important to be informed as to the competitive market practices at similarly situated public companies. In setting 2022 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Meridian effective December 7, 2022. Meridian conducted a comprehensive assessment of our Named Executive Officer’s pay program relative to a peer group of 17 similarly-

situated public companies that were pre-revenue cancer therapeutics companies with market capitalizations between $150 million and $1.6 billion. The elements of the Named Executive Officer’s pay programs assessed against peer group practices for 2022 included: (1) base salary, (2) target annual incentives (bonuses), (3) target total cash compensation, (4) long-term incentives and (5) target total direct compensation. In addition, Meridian also provided an analysis of our pay mix relative to peer group practices. Meridian’s assessment included our Chief Executive Officer and Chief Financial Officer. The Compensation Committee considered the competitive market pay data of our peer group that was included in Meridian’s analysis and relevant survey data when setting each Named Executive Officer’s compensation.

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

Initial base salaries for the Named Executive Officers were set by their initial respective employment contracts and are reviewed annually by the Compensation Committee. The Compensation Committee determined that our Chief Executive’s Officer’s and Chief Financial Officer’s 2022 base salary levels were below market practice of our peer group; therefore the base salaries were increased in January 2022. The 2021, 2022, and 2023 base salaries for our current Named Executive Officers are as follows:

Named Executive Officer	Base Salary 2021	Base Salary 2022	Base Salary 2023
Jeffrey Wolf, Chief Executive Officer	$540,000	$561,600	$575,000
William L. Ostrander, Chief Financial Officer	$275,000	$350,000	$375,000

2. Bonuses

For 2022, the Compensation Committee recommended to the full Board of Directors the following bonus payouts to our Named Executive Officers:

●	Jeffrey Wolf bonus. The Board approved the Compensation Committee’s recommendation that Mr. Wolf receive a $281,000 cash bonus (50% of gross salary increased to 55% in December 2022).
●	William Ostrander bonus. The Board approved the Compensation Committee’s recommendation that Mr. Ostrander receive a $122,500 cash bonus (35% of gross base salary increased to 40% in December 2022).

The employment agreement with Jeffrey Wolf that was in effect during 2021 and 2022 provided that he was eligible for a cash performance bonus of up to fifty percent (50%) of his base salary which was increased to fifty five (55%) in December 2022 as well an equity bonus in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. William L. Ostrander’s employment agreement that was in effect for 2022 provided for an annual bonus of up to thirty-five percent (35%) of his base salary which was increased to forty (40%) in December 2022 as well as an equity bonus in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it.

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

In 2021 and 2022 the Compensation Committee determined the size of equity awards granted to the Named Executive Officers based on the following factors: accounting impact, peer group market data, our company performance and each Named Executive Officer’s position, role and responsibilities, experience, tenure, individual performance and pro forma percent ownership. In addition, the Compensation Committee considered that there was a lack of realizable value from their prior awards since substantially all of the prior awards were of significant low value and/or underwater or held low value. The Compensation Committee also sought to better align the Chief Executive Officer’s equity ownership interest in our company with that of other chief executive officers of our peer group companies. The Compensation Committee determined in December 2022 to grant a combination of options to the Chief Executive Officer and the Chief Financial Officer.

On December 7, 2022, Mr. Wolf and Mr. Ostrander were granted a ten-year option to purchase 2,843,137 and 490,196 shares of our common stock respectively of which one third vests on January 2023 and the balance vests pro-rata over 36 months.

In January 2021, Mr. Wolf was granted 288,100 restricted stock awards as part of his long-term incentive compensation for the year ended December 31, 2021. On December 13, 2021, Mr. Wolf was also awarded 246,305 shares of restricted common stock, half of which vested immediately and the remaining half vested on January 1, 2022. The 246,305 shares of restricted stock were awarded pursuant to the terms of an amended and restated restricted stock agreement. The restricted stock awards vested 50% immediately and 50% on the one-year anniversary of the grant date. The restricted stock agreements with respect to the foregoing grants, among other things, prohibit transfers of the restricted stock prior to the two-year anniversary of the grant date other than by will, laws of descent and distribution and in the event of death. In addition, sales or transfers made after the two year anniversary of the grant date are subject to the right of us to buy back the stock at any time that the holder desires to sell the restricted stock at a price equal to the lower of the closing price per share and 17 times the closing price per share on the date of grant with respect to the 2020 and 2021 grants and 10 times the closing price per share on the date of grant with respect to the 2021 grants. In January 2021, Mr. Wolf was also granted an option to purchase up to 147,980 shares of common stock that vest on the two-year anniversary of the grant date. On December 13, 2021 and December 31, 2021, Mr. Wolf was awarded an option to purchase 161,774 and 231,987 shares of our common stock, respectively.

On December 13, 2021, Mr. Ostrander was awarded a ten-year option to purchase 68,807 shares of our common stock. Mr. Ostrander was issued 51,487 option awards on January 4, 2021.

On August 2, 2021, the Board of Directors adopted the Heat Biologics, Inc. 2021 Subsidiaries Stock Incentive Plan (the “SSIP”). The SSIP is designed to compensate employees of our subsidiaries based on their responsibilities and for their contributions to the successful achievement of certain corporate goals and objectives of such subsidiaries and to share the success and risks of such subsidiaries based upon achievement of business goals.  In addition, in August we issued to Mr. Wolf options under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpius, Abacus, and Blackhawk, respectively and we issued Mr. Ostrander 2,127 shares of common stock of Scorpius, all subject to forfeiture if the Subsidiary Plan was not approved by our stockholders at our annual meeting so stockholders.  At our Annual Meeting of Stockholders held on September 15, 2021, the SSIP was approved by our stockholders. Skunkworx, Scorpius, Abacus, and Blackhawk currently have 200,100, 200,100, 200,000 and 200,000 shares outstanding, respectively.

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

Outstanding Equity Awards at Fiscal Year-End (December 31, 2022)

	Option Awards					Stock Awards
								Market
	Number of		Number of			Number of		value of
	securities		securities			shares or		shares or
	underlying		underlying			units of		units of
	unexercised		unexercised	Option	Option	stock that		stock that
	options/		options/	exercise	expiration	have not		have not
Name and Principal Position	exercisable		unexercisable	price	date	vested		vested
Jeffrey Wolf	1,428	(1)	—	$603.40	06/11/2024	—		—
Chairman and	178	(2)	—	$317.10	1/12/2025	—		—
Chief Executive Officer	1,343	(3)	—	$172.90	1/11/2026	—		—
	1,071	(4)	—	$60.20	12/30/2026	—		—
	1,785	(5)	—	$60.90	1/03/2027	—		—
	8,508	(6)	—	$27.79	1/07/2028	—		—
	114,285	(7)	—	$7.42	1/02/2029	—		—
	285,714	(8)	—	$14.49	7/28/2030	—		—
	201,728	(9)	—	$8.40	8/24/2030	—		—
	—	(10)	147,980	$5.67	1/04/2031	—		—
	10,526	(11)	—	$1.67	8/02/2031	—		—
	10,526	(12)	—	$0.01	8/02/2031	—		—
	10,526	(13)	—	$0.01	8/02/2031	28,286	(14)	$22,912	(14)
	—	(15)	161,774	$4.06	12/13/2031	—		—
	—	(16)	231,987	$4.06	12/30/2031	—		—
	—	(17)	2,843,137	$1.02	12/07/2032	—		—

William L. Ostrander	6,473	(18)	2,009	$3.64	9/25/2029	—		—
Chief Financial Officer	14,731	(19)	6,697	$4.20	3/12/2030	—		—
	34,324	(20)	17,163	$5.67	1/04/2031	—		—
	17,201	(21)	51,606	$4.06	12/13/2031	—		—
	—	(22)	490,196	$1.02	12/07/2032	—		—

(1)	All shares are fully vested as of January 2016.
(2)	All shares are fully vested as of December 2018.
(3)	All shares are fully vested as of December 2019.
(4)	All shares are fully vested as of December 2020.
(5)	All shares are fully vested as of January 2021.
(6)	Issued January 7, 2018, these shares vest over a 46-month period and will be fully vested in January 2022.

(7)	Issued January 2, 2019, 57,142 shares vested on January 2, 2019; 34,285 shares vested on January 2, 2020; 11,429 shares vested on January 2, 2021 and 11,429 shares vested on January 2, 2022.
(8)	All shares vested on July 28, 2020.
(9)	All shares vested on August 24, 2020.
(10)	Issued January 4, 2021, these shares fully vested on January 4, 2023.
(11)	All shares fully vested in August 2022.
(12)	All shares fully vested in August 2022.
(13)	All shares fully vested in August 2022.
(14)	Issued January 2, 2020, 141,428 restricted stock units vested January 2, 2020; 84,858 vested January 2, 2021; 28,285 vested January 2, 2022; and 28,286 vested January 2, 2023. Amount represents the value of shares at December 31, 2022. Market value based on closing price of the common stock of $0.81 on December 31, 2022.
(15)	Issued December 13, 2021, these shares fully vest on December 13, 2023.
(16)	Issued December 30, 2021, these shares fully vest on December 30, 2023.
(17)	Issued December 7, 2022, 947,712 vest on January 3, 2023 and 1,895,425 vest on a pro-rata basis over 36 months.
(18)	Issued September 25, 2019, these shares vest over a 48-month period and will be fully vested in September 2023.
(19)	Issued March 12, 2020, these shares vest over a 48-month period and will be fully vested in March 2024.
(20)	Issued January 4, 2021, 17,162 shares vested on January 4, 2021; 17,162 vested on January 4, 2022; and 17,163 vested on January 4, 2023.
(21)	Issued December 13, 2021, these shares vest over a 48-month period and will be fully vested in December 2025.
(22)	Issued December 7, 2022, 163,398 vest on January 3, 2023 and 326,798 vest on a pro-rata basis over 36 months.

Employment Agreements

On December 18, 2009, we entered into an employment agreement with Jeffrey Wolf to act as our Chief Executive Officer, which agreement was amended on November 22, 2011, and further amended on each of January 20, 2014, January 11, 2016, January 1, 2017 and January 2, 2020 (the “Prior Agreement”). Pursuant to the employment agreement in effect during 2020, Mr. Wolf received an annual base salary of $540,000 per year. He was also eligible to receive, at the sole discretion of the board, an additional cash performance-based bonus equal to up to 50% of his then outstanding base salary at the end of each year and a discretionary equity award, with the actual amount of his bonus to be increased or decreased in the sole discretion of the Board of Directors. In addition, he was also eligible to receive certain options to purchase 2% of our fully diluted equity at an exercise price equal to the then current market price if our stock is traded on a nationally recognized exchange or Nasdaq and our market capitalization is at least $500 million for at least 15 business days, which milestone was achieved in July 2020.

On January 4, 2021, we entered into a new employment agreement with Jeffrey Wolf (the “Wolf Agreement”) to continue to serve as our Chief Executive Office and President, which agreement replaces the Prior Agreement agreement. Pursuant to the terms of the Wolf Agreement, Mr. Wolf will receive an annual base salary of $540,000 per year which was amended in December 2022 to $575,000. He also may receive, at the sole discretion of the board, an additional cash performance-based bonus equal to up to fifty percent (50%) of his then outstanding base salary at the end of each year (which was amended to fifty five (55%) in December 2022) and a discretionary equity award, with the actual amount of his bonus to be increased in the sole discretion of the Board of Directors. In addition, he is to receive (i) an incentive cash bonus in an amount equal to 2% of the Transaction Consideration (as defined in the agreement) paid in connection with the consummation of a Change in Control (as defined in the agreement), provided that such Change in Control results in the stockholders of the Company receiving (or being entitled to receive, whether upon the consummation of the Change in Control or at a future date) transaction consideration worth at least 125% of the average closing trading price of the Company’s common stock during the 20 trading-day period immediately preceding the consummation of the Change in Control and (ii) an equity bonus in the form of additional stock options or restricted stock units or shares of restricted stock equal to 2% of the total fully-diluted equity of the Company if the market capitalization of the Company is equal to or exceeds a valuation of $500 million or more for fifteen (15) business days or longer. In addition, subject to certain condition, Mr. Wolf may also be entitled to receive equity in newly formed subsidiaries of the Company. If the Wolf Agreement is terminated for death or disability (as defined in the Wolf Agreement), he (or his estate in the event of death) will receive any unpaid base salary through the date of death or disability, any unpaid target bonus earned through date of termination and he shall be entitled to exercise any vested awards for the shorter of 24 months after termination and the remaining term of the award. If Mr. Wolf’s employment is terminated by us other than for Cause (as defined in the agreement) or by him for Good Reason (as defined in the Wolf Agreement), he will receive a payment of an amount equal to one (1) times his annual base salary plus his annual target bonus amount for the year of termination assuming payment in full of the annual target bonus, accelerated vesting of all unvested equity awards, extension of the time period in which to exercise awards equal to the lesser of 24 months after termination or the remaining term of the award and payment of COBRA premiums for the earlier or twelve months, the date he becomes eligible for other group benefits or his rights to COBRA expire. In addition, in the event the Company terminates Mr. Wolf’s employment upon or at any time in connection with a Change of Control Transaction (as defined in the Wolf Agreement), Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to a pro-rated amount of his target annual target bonus for the year preceding termination, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 12 months after termination or the remaining term of the award. If within one year after the occurrence of a Change in Control, the Executive terminates his employment for Good Reason or the Company terminates his employment for any reason other than death, disability of cause Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to his full target annual target bonus, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 24 months after termination or the remaining term of the award. Under the Wolf Agreement, Mr. Wolf has also agreed to non-competition provisions.

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

On December 15, 2021, we entered into a four-year employment agreement, effective as of January 1, 2022, with William Ostrander (the “Ostrander Employment Agreement”), to continue to serve as our Chief Financial Officer and Corporate Secretary.  The Ostrander Employment Agreement replaced the Offer Letter entered into by us with Mr. Ostrander, dated September 23, 2019, as amended on January 1, 2020 and January 4, 2021. Pursuant to the Ostrander Employment Agreement, Mr. Ostrander is entitled to an annual base salary of $350,000 which was amended in December 2022 to $375,000 and will be eligible for discretionary performance bonus payments of thirty-five percent (35%) (which was amended to forty (40%) in December 2022) of his annual base salary.  If Mr. Ostrander’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated by us without Just Cause (as defined in the Ostrander Employment Agreement) then in addition to paying the Accrued Obligations, (i) we shall continue to pay his then current base salary for a period of six (6) months; and (ii) the vesting on all unvested options shall be accelerated so that all options shall become fully vested. If his employment is terminated within one year of a Change of Control (as defined in the 2018 Stock Incentive Plan), he will be paid his then current base salary for a period of six (6) months.

2022 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2022 regarding the compensation of our directors who at December 31, 2022 were not also named executive officers.

	Fees Earned
	or Paid	Option	Stock
Name and Principal Position	in Cash	Awards	Awards	Totals
John Monahan, Ph.D. (1)	$81,500	$82,486	$—	$163,986
John K. A. Prendergast, Ph.D. (2)	$296,750	$164,972	$—	$461,722
Edward B. Smith, III (1)	$92,500	$82,486	$—	$174,986

1)	The stock options are computed in accordance with FASB ASC 718 and reflect the value of an option to purchase 101,960 shares of common stock granted on December 7, 2022 to Dr. Monahan and Mr. Smith that vest pro-rata on a monthly basis over 12 months, subject to continued service as a board member through such date. The fair value of the options was calculated in accordance with FASB ASC 718, and the assumptions used are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2022 and 2021.
2)	The stock options are computed in accordance with ASC 718 and reflect the value of an option to purchase 203,921 shares of common stock granted on December 7, 2022 to Dr. Prendergast that vest pro-rata on a monthly basis over 12 months, subject to continued service as a board member through such date. The fair value of the options was calculated in accordance with ASC 718, and the assumptions used are described in Note 11 to the Company's audited consolidated financial statements for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

	Aggregate	Aggregate
	Number of	Number of
Name	Option Awards	Stock Awards
John Monahan, Ph.D.	245,655	—
John K. A. Prendergast, Ph.D.	339,605	5,715
Edward B. Smith, III	245,655	—

Our Compensation Committee conducted an evaluation of the compensation of the members of our Board of Directors for 2022 with assistance from Meridian. Based on Meridian’s review, the Compensation Committee determined that the director pay program was consistent with competitive market practices (relative to NightHawk’s publicly traded peer group at that time), aligned with our overall philosophy and approach to director pay and reflective of desired competitive positioning. For 2022 after consultation with Meridian, it was determined that directors who are not employees will receive an annual cash fee of $55,000 as well as a cash fee of $8,000 for service on the Audit Committee and $5,000 for service on each of the Compensation Committee and the Nominating and Governance Committee. In addition, the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional cash fee of $12,500, $8,500 and $7,000, respectively. The lead independent director receives a monthly fee of $14,000 for his services as lead independent director.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 30, 2023, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group. As of March 30, 2023, we had 26,049,209 shares of common stock outstanding.

Security Ownership of Management and Certain Beneficial Owners

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Heat Biologics, Inc., 627 Davis Drive, Suite 300, Morrisville, North Carolina 27560. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

				Total
				Number of
			Shares	Shares
	Common		subject to	Beneficially	Percentage
Name of Beneficial Owner	Stock		Options (1)	Owned	Ownership
Executive Officers & Directors
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (2)	1,094,045	(3)	1,953,913	3,047,958	10.9%
William L. Ostrander (Chief Financial Officer and Secretary)	6,597		300,117	306,714	1.2%
John K. A. Prendergast, Ph.D. (Director)	238,272	(4)	220,651	458,923	1.7%
John Monahan, Ph.D. (Director)	73		186,178	186,251	*
Edward B. Smith, III (Director)	143		186,178	186,321	*

All Executive Officers and Directors, as a group (5 persons)	1,339,130		2,847,037	4,186,167	14.5%

*     less than 1%

(1)	Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of March 30, 2023.
(2)	Includes 11,025 shares of common stock held by Orion Holdings V, LLC and 10,231 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Does not include 26,468 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. In addition, if our company is traded on a recognized national exchange or Nasdaq while Mr. Wolf is employed by us and the market capitalization of our company is equal to or in excess of $500 million for at least fifteen consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board.
(3)	Includes 41,144 unvested shares received pursuant to restricted stock awards granted in December 2019 and January 2020 that are subject to forfeiture.
(4)	Includes 5,715 unvested shares received pursuant to restricted stock awards granted in January 2020 that are subject to forfeiture.

The following table sets forth information, as of March 30, 2022, or as otherwise set forth below, with respect to the beneficial ownership of our directors and named executive officers of the common stock of each of our subsidiaries set forth below and (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group.

	Common Stock Beneficially Owned (%)
Name of Beneficial Owner	Pelican Therapeutics, Inc.(1)	Skunkworx Bio, Inc.(2)	Abacus Biotech, Inc.(2)	Scorpius BioManufacturing, Inc. (2)	Blackhawk Bio, Inc.(2)
Jeffrey Wolf	3.1%	5.0%	5.0%	5.0%	5.0%
William Ostrander	—	—	—	1.0%	—
John K. A. Prendergast, Ph.D.	—	—	—	—	—
John Monahan, Ph.D.	— *	—	—	—	—
Edward B. Smith, III	0.3%	—	—	—	—

Total	3.4%	5.0%	5.0%	6.0%	5.0%
*	less than 1%

(1)	The shares of common stock of Pelican were issued to each individual prior to Pelican becoming a subsidiary of our company.
(2)	Consists of options issued in each applicable subsidiary pursuant to The NightHawk Bioscience, Inc. 2021 Subsidiaries Stock Plan. Percent is the beneficial ownership percent for each individual in the applicable subsidiary.

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

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

The following is a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Director Compensation” and Part III, Item 11. “Executive Compensation:”

Compensation paid to our executive officers during 2021 and 2022 and equity awards granted to our executive officers and directors during 2021, 2022, 2023 and payments due to interests in Pelican, are disclosed under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2022 Director Compensation” and Part III, Item 11. “Executive Compensation” and Note 4 to the Company's audited consolidated financial statements for the years ended December 31, 2022 and 2021 “Acquisition of Pelican Therapeutics.”

On December 20, 2021, we entered into the Merger Agreement with Merger Sub, Elusys and Fortis Advisors LLC pursuant to which, subject to certain conditions, we intend to acquire Elusys through the Merger. Elusys was formed in 1998 by Jeff Wolf, our President, Chief Executive Officer and Chairman of the Board of Directors, who is a director of Elusys and directly and through affiliated entities owns approximately 1.2% of the outstanding stock of Elusys, in the form of common stock, which is subordinate in terms of distributions to the Elusys preferred stock. However, pursuant to the terms governing the Elusys preferred stock, the preferred stockholders of Elusys will receive all of the initial $5 million of Merger Consideration and all of the net payments from the $31 million of revenues related to fulfillment of the existing SNS contract. While the amount of earn out payments, if any, to be made over the 12 year period following closing is very uncertain, it also presently seems likely that most if not all of such payments will also be paid to the preferred stockholders of Elusys under the terms of such preferred stock. See” Business Recent Developments” for a more complete description of the Merger Agreement.

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

Item 14.        Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2022 and 2021 by BDO USA, LLP.

	December 31,	December 31,
	2022	2021
Audit fees and expenses (1)	$605,349	$376,123
(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.        Exhibit and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2022 and 2021:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2022 and 2021

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description

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

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2018 (File No. 001-35994))

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission March 23, 2020 (File No. 001 35994))

3.6

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2019 (File No. 001-35994))

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001 35994))

3.8

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001 35994))

3.9

Second Amended and Restated Bylaws, dated May 3, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3,2022 (File No. 001 35994))

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

Exhibit No.	Description

4.13	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2018 (File No. 001-35994))
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 21, 2018 (File No. 001-35994))
4.15	Amendment No. 1 to Rights Plan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))
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

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020 (File No. 001-35994))
4.18	Description of Securities of NightHawk Biosciences, Inc.
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

10.1

License Agreement (97-14) between the University of Miami and its School of Medicine and Heat Biologics, Inc. effective July 11, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021 (File No. 001-35994))

10.2

License Agreement (D-107) between the University of Miami and its School of Medicine and Heat Biologics I, Inc. effective February 18, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021 (File No. 333-001-35994))

10.3

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

10.22+	License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.), dated July 11, 2008, (UM03-31, UM05-39)
10.23+	License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated December 12, 2010 (UMI176)
10.24+	Amendment to License Agreement between Heat Biologics, Inc. and University of Miami (UM03-31, UM05-39) dated April 20, 2009

Exhibit No.	Description

10.25+

Second Amendment to License Agreement between Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) and University of Miami dated August 11, 2009 (UMC-131, UMC-139) (incorporated by reference to Exhibit 10.7 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 (File No. 001-35994))

10.26+	License Agreement by and between University of Miami and Pelican Therapeutics, Inc. (f/k/a Heat Biologics II, Inc.) dated November 19, 2013 (UMI143 and UMN 106)
10.27+	CPRIT Grant
10.28+	Assignment and Assumption Agreement between Heat Biologics, Inc. and Pelican Therapeutics, Inc.(f/k/a Heat Biologics II, Inc.) dated June 26, 2009 (UM131-31, UM139)
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

Exhibit No.	Description

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

10.62*++	Ordering Agreement between Lonza Sales AG and Elusys Therapeutcs, Inc.
10.63*++	Ordering Agreement between Lonza Sales AG and Elusys Therapeutcs, Inc.
10.64

Form of New Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on January 3, 2022 (File No. 001 35994))

10.65

Form of New Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K with the Securities and Exchange Commission on January 3, 2022 (File No. 001 35994))

10.66

Patent License Agreement (UTA#03-005) between the University of Texas System and EluSys Therapeutics, Inc. effective July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2022 (File No. 001-35994))

10.67

Amendment No. 4 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022)

10.68

Amendment No. 4 to the NightHawk Biosciences, Inc. 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022)

10.69

Amendment No. 1 to Employment Agreement between NightHawk Biosciences, Inc. and Jeffrey Wolf, effective as of December 7, 2022 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022 (File No. 001-35994))

10.70

Amendment No. 1 to Employment Agreement between NightHawk Biosciences, Inc. and William Ostrander, effective as of December 7, 2022 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022 (File No. 001-35994))

10.71

Lease between TPB Merchants Ice LLC and Scorpion Biologics, Inc. dated December 31, 2022 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-35994))

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

++ The Company has omitted certain portions of this exhibit in accordance  with Item 601 (b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these exhibits to the SEC upon request.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2023.

NIGHTHAWK BIOSCIENCES, INC.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: March 31, 2023

By:	/s/ William L. Ostrander
William L. Ostrander
Chief Financial Officer, and Secretary
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2023

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

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	March 31, 2023

/s/ William L. Ostrander	Chief Financial Officer, and Secretary	March 31, 2023
William L. Ostrander	(Principal Financial and Principal Accounting Officer)

/s/ John Monahan, Ph.D.	Director	March 31, 2023
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	March 31, 2023
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith, III	Director	March 31, 2023
Edward B. Smith, III

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Nighthawk Biosciences, Inc.

Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nighthawk Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Elusys Acquisition - Valuation of Developed Technology

As described in Note 5 to the Company’s consolidated financial statements, the Company acquired Elusys Therapeutics, LLC (“Elusys”) on April 18, 2022. The acquisition of Elusys was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The assets acquired from Elusys, including identifiable intangible assets, and liabilities assumed, were recorded at their preliminary estimated fair values with the excess purchase price assigned to goodwill.  In connection with the acquisition of Elusys, the Company recorded a definite lived intangible asset of $9.7 million comprised of the ANTHIM® formulation. Determining the fair value of this intangible asset is judgmental in nature and involves the use of significant estimates and assumptions.

We identified the estimated fair value of the ANTHIM® formulation as a critical audit matter. The estimation of the fair value of the intangible asset acquired required management to make complex judgments with respect to the Company’s forecast of future cash flows derived from ANTHIM® and a risk adjusted discount rate. Auditing these assumptions required increased auditor judgement and effort, including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of the cash flow assumptions used to estimate the acquisition date fair value of the ANTHIM® formulation by i) comparing forecasts of future revenues and operating expenses to historical performance of Elusys, and ii) assessing the likelihood of achieving the forecasted revenue.
•	Utilizing professionals with specialized skills and knowledge in fair value measurements to assist in testing the accuracy of the Company’s calculation and assessing the reasonableness of the discount rate selected.

Elusys Acquisition - Valuation of Elusys Earn Out

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the purchase consideration related to the acquisition of Elusys was approximately $42.9 million which included an earn out liability of $5.9 million. The earn out liability is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The earn out liability is measured using a discounted cash flow model utilizing significant unobservable inputs including future revenue projections and an estimated discount rate. At December 31, 2022, the Elusys earn out liability was remeasured to fair value of $5.3 million and the Company recorded a $0.6 million gain on the change in fair value of the earn out liability.

We identified the estimation of the fair value of the Elusys earn out liability as of the acquisition date and the balance sheet date to be a critical audit matter. The estimation of the earn out liability at each date required management to make complex judgments with respect to future revenue projections derived from the ANTHIM® formulation and discount rates. Auditing these assumptions required increased auditor judgement and effort, including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of management’s judgments with respect to future revenue projections derived from the ANTHIM® formulation used to estimate the value of the earnout liability at each date by i) comparing forecasts of future revenues to historical performance of Elusys and ii) assessing the likelihood of achieving the forecasted revenue.
•	Utilizing professionals with specialized skills and knowledge in fair value measurements to assist in testing the accuracy of the Company’s calculation and assessing the reasonableness of the discount rate selected.

Goodwill Impairment Testing – Elusys Reporting Unit

As described in Notes 2, 5 and 8 to the Company’s consolidated financial statements, the Company recorded $3.6 million of goodwill in connection with the acquisition of Elusys. The Company tests goodwill for impairment at the reporting until level annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company records a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. During the fourth quarter of 2022, due to a sustained a decline in quoted market price of its common stock, the Company performed an interim impairment analysis over the Elusys reporting unit using the income approach. Through quantitative analysis, the Company determined the carrying value was not in excess of its estimated fair value and therefore no impairment charge was recorded.

We identified the determination of the fair value of the Elusys reporting unit as a critical audit matter. The estimation of the fair value of the reporting unit required management to make complex judgments with respect to the Company’s forecast of future cash flows within the reporting unit and a risk adjusted discount rate. Auditing these assumptions required increased auditor judgement and effort, including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of the cash flow assumptions used to estimate the fair value of the reporting unit by i) comparing forecasts of future revenues and operating expenses to historical results, and ii) assessing the likelihood of achieving the forecasted revenue.
•	Utilizing professionals with specialized skills and knowledge in fair value measurements to assist in testing the accuracy of the Company’s calculation and assessing the reasonableness of the discount rate selected.

Scorpius Lease

As described in Note 14 of the consolidated financial statements, in October 2021, the Company, through its subsidiary Scorpius BioManufacturing, Inc. (“Scorpius”), entered into a lease agreement for a facility to be used for general office, laboratory, research, analytical, and/or biomanufacturing purposes. The facility is being leased from a nonprofit entity investing in the building such that investments made by both the landlord and Scorpius may qualify for certain tax credits. Scorpius agreed that all investments and expenditures qualifying under the relevant tax credit programs would be purchased by the landlord and Scorpius would reimburse the landlord for these payments. As of December 31, 2022, Scorpius had reimbursed the landlord $24.3 million.  Scorpius recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease.

We identified the accounting for the Scorpius lease as a critical audit matter. Accounting for the Scorpius lease required management to make significant judgements with respect to the fair value of the leased facility and its impact on lease classification, the identification of the accounting owner of investments made in the facility, the treatment of lease incentives related to the tax incentives received by the landlord, and the estimation of the incremental borrowing rate. Auditing these judgments required increased audit effort including involving professionals with specialized skills in technical lease accounting and valuation.

The primary procedures we performed to address this critical audit mater included:

•	Evaluating the Company’s accounting for the Scorpius lease based on the terms of the lease agreement, other relevant agreements related to the tax credits to be received by the landlord and the nature of the investments made in the facility.
•	Utilizing professionals with specialized knowledge and experience in technical lease accounting to assist in the identification of the accounting owner of the investments made in the facility and evaluation of the impact of the lease incentives on the determination of lease classification and overall accounting for the lease.
•	Utilizing professionals with specialized knowledge and skill in real estate valuations to assist in assessing the reasonableness of the Company’s estimation of the fair value of the underlying assets used in determination of the lease classification.
•	Utilizing professionals with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the incremental borrowing rate estimated by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Raleigh, North Carolina

March 31, 2023

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Current Assets
Cash and cash equivalents	$8,434,554	$8,053,879
Short-term investments	35,837,309	88,324,922
Accounts receivable	81,456	66,049
Grant receivable	1,524,522	—
Income tax refund receivable	600,877	—
Prepaid expenses and other current assets	3,575,541	2,886,520
Total Current Assets	50,054,259	99,331,370

Property and Equipment, net	20,480,375	2,158,479

Intangible assets, net	8,669,375	3,500,000
Goodwill	3,301,959	—
Grant receivable, net of current	—	1,318,359
Operating lease right-of-use asset	6,005,147	1,782,884
Finance lease right-of-use asset	15,329,075	470,700
Other assets	260,011	12,193,540
Deposits	296,711	205,901
Total Assets	$104,396,912	$120,961,233

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,424,053	$922,782
Deferred revenue, current portion	1,585,808	—
Operating lease liability, current portion	490,378	350,343
Finance lease liability, current portion	301,048	260,574
Accrued expenses and other liabilities	4,301,922	2,419,676
Contingent consideration, current portion	6,934,114	593,037
Contingent consideration, related party - current portion	—	174,333
Total Current Liabilities	18,037,323	4,720,745

Long Term Liabilities
Other long-term liabilities	—	53,530
Derivative warrant liability	—	11,020
Deferred tax liability	—	215,937
Deferred revenue, net of current portion	32,500	35,000
Operating lease liability, net of current portion	3,079,887	1,060,856
Financing lease liability, net of current portion	5,520,034	255,429
Contingent consideration, net of current portion	5,290,500	1,990,118
Contingent consideration, related party	—	585,027
Total Liabilities	31,960,244	8,927,662

Commitments and Contingencies (Note 10 and Note 14)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 25,661,488 and 25,649,824 shares issued and outstanding at December 31, 2022 and December 31, 2021	5,126	5,055
Additional paid-in capital	283,019,456	278,890,153
Accumulated deficit	(209,153,659)	(165,718,953)
Accumulated other comprehensive income (loss)	51,924	(67,941)
Total Stockholders' Equity - NightHawk Biosciences, Inc.	73,922,847	113,108,314
Non-Controlling Interest	(1,486,179)	(1,074,743)
Total Stockholders' Equity	72,436,668	112,033,571

Total Liabilities and Stockholders' Equity	$104,396,912	$120,961,233

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	December 31,
	2022	2021
Revenue:
Product sales	$5,980,993	$—
Grant and contract revenue	402,176	2,112,806
Total revenue	6,383,169	2,112,806

Operating expenses:
Product cost of sales	6,401,018	—
Research and development	23,461,400	16,455,278
General and administrative	21,130,879	16,828,229
Goodwill impairment loss	—	1,452,338
Amortization of intangible asset	1,030,625	—
In-process research and development impairment	3,500,000	2,366,000
Change in fair value of contingent consideration	(3,452,015)	430,000
Total operating expenses	52,071,907	37,531,845

Loss from operations	(45,688,738)	(35,419,039)

Change in fair value of warrant liability	11,020	22,758
Interest income	987,247	815,316
Unrealized loss on available-for-sale securities	(1,701,428)	(842,538)
Other expense, net	(759,235)	(123,278)
Total non-operating loss	(1,462,396)	(127,742)

Net loss before income taxes	(47,151,134)	(35,546,781)
Income tax benefit	3,288,937	145,974
Net loss	(43,862,197)	(35,400,807)
Net loss - non-controlling interest	(427,491)	(329,339)
Net loss attributable to NightHawk Biosciences, Inc.	$(43,434,706)	$(35,071,468)

Net loss per share, basic and diluted	$(1.70)	$(1.41)

Weighted-average common shares outstanding, basic and diluted	25,606,326	24,913,942

Comprehensive loss:
Net loss	(43,862,197)	(35,400,807)
Unrealized gain on foreign currency translation	119,865	98,115
Total comprehensive loss	(43,742,332)	(35,302,692)
Comprehensive loss attributable to non-controlling interest	(427,491)	(329,339)
Comprehensive loss - NightHawk Biosciences, Inc.	$(43,314,841)	$(34,973,353)

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	APIC	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2020	$4,519	$247,048,349	$(130,647,485)	$(166,056)	$(745,404)	$115,493,923
ATM raise	420	26,303,862	—	—	—	26,304,282
Issuance of common stock from vesting of restricted stock awards	110	(110)	—	—	—	—
Stock issuance costs	—	(658,184)	—	—	—	(658,184)
Stock based compensation	—	6,168,981	—	—	—	6,168,981
Cancellation and payout of fractional shares	(3)	3	—	—	—	—
Issuance of restricted stock	3	(3)	—	—	—	—
Exercise of options	6	27,255	—	—	—	27,261
Other comprehensive loss	—	—	—	98,115	—	98,115
Net loss	—	—	(35,071,468)	—	(329,339)	(35,400,807)
Balance at December 31, 2021	5,055	278,890,153	(165,718,953)	(67,941)	(1,074,743)	112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Common Stock Issuance ESPP	6	43,631	—	—	—	43,637
Stock based compensation	—	4,085,737	—	—	—	4,085,737
Exercise of options	—	—	—	—	16,055	16,055
Other comprehensive loss	—	—	—	119,865	—	119,865
Net loss	—	—	(43,434,706)	—	(427,491)	(43,862,197)
Balance at December 31, 2022	$5,126	$283,019,456	$(209,153,659)	$51,924	$(1,486,179)	$72,436,668

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(43,862,197)	$(35,400,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	—	1,452,338
In-process R&D impairment loss	3,500,000	2,366,000
Depreciation and amortization	2,115,015	607,667
Amortization of intangible asset	1,030,625	—
Noncash lease expense	116,583	83,809
Noncash interest expense	—	21,970
Stock-based compensation	4,085,737	6,168,981
Change in fair value of common stock warrants	(11,020)	(22,758)
Change in fair value of contingent consideration	(3,452,015)	430,000
Unrealized loss on investments	1,701,443	842,538
Deferred tax liability	(3,288,937)	(145,974)
Increase (decrease) in cash arising from changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,967)	110,111
Grant receivable	(206,163)	(1,318,359)
Prepaid expenses and other current assets	58,656	(1,060,915)
Income tax refund receivable	443,968	—
Contract receivables	24,526,231	—
Inventory	5,844,000	—
Right-of-use assets	(12,158,238)	—
Other assets	12,233,529	(12,193,540)
Deposits	(64,560)	(83,122)
Accounts payable	3,299,326	(126,937)
Deferred revenue	1,583,308	(806,217)
Accrued expenses and other liabilities	(3,126,158)	929,023
Other long-term liabilities	(53,530)	17,286
Net Cash Used In Operating Activities	(5,700,364)	(38,128,906)

Cash Flows from Investing Activities
Purchase of short-term investments	(2,457,348)	(66,960,279)
Sale of short-term investments	53,243,519	78,635,257
Purchase of property and equipment	(20,117,998)	(1,904,713)
Disposal of property and equipment	388,103	—
Acquisition of Elusys Therapeutics, net of cash paid	2,719,899	—
Payment of contingent consideration	(22,784,571)	—
Net Cash Provided By Investing Activities	10,991,604	9,770,265

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	59,692	26,304,282
Proceeds from the exercise of stock options	—	27,261
Stock issuance costs	—	(658,184)
Repayments of principal under finance lease	(231,633)	(183,010)
Payment of contingent consideration	(4,735,000)	—
Net Cash (Used In) Provided by Financing Activities	(4,906,941)	25,490,349

Effect of exchange rate changes on cash and cash equivalents	(3,624)	(9,719)

Net Increase (Decrease) in Cash and Cash Equivalents	380,675	(2,878,011)

Cash and Cash Equivalents – Beginning of the Year	8,053,879	10,931,890

Cash and Cash Equivalents – End of the Year	$8,434,554	$8,053,879

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained upon operating lease commencements	$6,348,346	$88,596
Right-of-use assets obtained (surrendered) upon operating lease modifications	$(81,752)	$37,767
Right-of-use assets obtained upon financing lease commencements	$15,477,515	$408,677
Right-of-use assets obtained due to financing lease modifications	$37,654	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$288,807	$—
Contingent and deferred cash consideration related to Elusys acquisition	$42,853,685	$—

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization

NightHawk Biosciences is a fully integrated biopharmaceutical company specializing in the end-to-end development and commercialization of innovative medical countermeasures that combat unmet and emerging biothreats. NightHawk’s discovery subsidiary, Skunkworx Bio, enhances NightHawk’s ability to identify candidates for drug development, while NightHawk’s biomanufacturing subsidiary, Scorpius BioManufacturing, Inc. (“Scorpius”), provides internal bioanalytical, process development and biomanufacturing capabilities that support NightHawk’s pipeline and commercial assets. Elusys Therapeutics, Inc. (“Elusys”) supports NightHawk’s goal of innovating in the biodefense sector by adding expertise in developing and delivering life-saving medical countermeasures, including our commercially available anthrax antitoxin ANTHIM® (obiltoxaximab ). Collectively,  this ecosystem is designed to increase the efficiency of drug development and accelerate the capability to combat infectious disease.

During the past year, NightHawk’s priorities have shifted to biodefense and biomanufacturing capabilities resulting in a refocusing of resources and efforts towards biodefense and biomanufacturing and away from clinical-stage oncology assets including HS-110 and PTX-35.

Effective May 3, 2022, Heat Biologics, Inc. changed its name to NightHawk Biosciences, Inc. (the “Company”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of NightHawk Biosciences, Inc., and its subsidiaries (“the Company”), Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius BioManufacturing, Inc. (“Scorpius”) (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., Abacus Biotech, Inc., and Elusys Therapeutics, Inc. (“Elusys”). The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2022 and 2021 year-end financials include an 85% controlling interest in Pelican. NightHawk accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

Restatement of Prior Quarterly 2022 Financial Statements (Unaudited)

During the preparation and review of its annual tax provision for the year ended December 31, 2022, it was determined that the Company made certain errors in the manner in which it recognized a deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics, Inc. (“Elusys”). Under ASC 740 – Income Taxes, the release of an acquirer’s valuation allowance on the acquirer’s (i.e., the Company’s) deferred tax assets in the amount of the acquired Elusys deferred tax liability (“DTL”) should be recorded as an income tax benefit and be reported as a component of net loss in the unaudited consolidated statement of operations and comprehensive loss. The DTL was recorded in the unaudited consolidated balance sheet at June 30, 2022 and September 30, 2022, however the DTL was not and should have been recorded as an income tax benefit within the unaudited consolidated statement of operations and comprehensive loss for the quarter ending June 30, 2022. This error resulted in net loss being overstated by $3.3 million for the three and six months ended June 30, 2022 and the nine months ended September 30, 2022.  In accordance with Staff Accounting Bulletin

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these misstatements, and based on an analysis of quantitative and qualitative factors, determined that the impact of these misstatements was material to its interim reporting periods ended June 30, and September 30, 2022.

Accordingly, the Company has restated its unaudited consolidated financial statements for the interim reporting periods for the three- and six-months ended June 30, 2022, and three- and nine- months ended September 30, 2022, respectively, and has included that restated unaudited financial information within this annual report. There is no cumulative impact to the Company’s full-year 2022 financial statements as a result of this restatement. Restatement of amounts in previously filed unaudited quarterly financial statements are reflected in Note 17- Restatement of Interim Financial Statements. Because we are restating prior periods, we are also reflecting another immaterial adjustment related to an additional error that was identified during this process. The Company recorded a measurement period adjustment in the third quarter which reduced the acquired definite lived intangible asset value by approximately $1.5 million.  Given that the DTL is calculated using the acquired intangible asset value, the Company should have also adjusted the purchase price allocation by recording a decrease to goodwill of $0.3 million.  This also reduces the deferred tax assets utilized to offset the acquired DTL and thus increases the valuation allowance.   This is adjusted through a decrease in the income tax benefit recognized for the three and nine-months ended September 30, 2022 of $0.3 million. This is adjusted in the restated unaudited consolidated balance sheet at September 30, 2022 and the restated unaudited statement of operations and comprehensive loss for the quarter ending September 30, 2022.

Going Concern Uncertainty

The Company has an accumulated deficit of $209.2 million as of December 31, 2022 and a net loss of approximately $43.9 million for the year ended December 31, 2022 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, expands its infectious disease/biological threat program, and continues to support the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. As of December 31, 2022, a lease has not been executed for this Kansas facility. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, partnerships, grants, funding collaborations and other funding transactions, if any are available. As of December 31, 2022, the Company had approximately $44.3 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

The Company depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP), which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent consideration, valuation of goodwill and other intangible assets, income taxes, valuation of warrant liabilities, stock-based compensation, right-of-use assets and lease liabilities, and useful lives of intangible assets. Actual results may differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements including the IPR&D impairment, which was previously included in research and development expense and is now presented as a separate line item on the Company's consolidated statements of operations and comprehensive loss.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing  performance. To date, the Company has viewed the operations and managed the business as one segment.

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Short-term Investments

The Company’s short-term investments consist of equity securities and are carried at fair value. Unrealized gains and losses on securities are reported in the consolidated statements of operations and comprehensive loss. The Company classifies marketable equity investments available to fund current operations as current assets on its consolidated balance sheets.

Derivative Financial Instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, was recorded as a derivative liability under the provisions of ASC 815 Derivatives and Hedging because they are not considered indexed to the Company’s own stock. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability.”

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as liability, was determined using the Monte Carlo simulation model, which is deemed to be an appropriate model due to the terms of the warrants issued.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2022, and 2021, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2022 was $7.8 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are capitalized. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment, three years for computer equipment, eight years for furniture and fixtures and vehicles, and five to eight years for leasehold improvements.

Leases

The Company leases office space and certain equipment under non-cancelable lease agreements. The Company applies the accounting guidance in ASC 842, Leases. As such, the Company assesses all arrangements that convey the right to control the use of property, plant and equipment at inception to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease the Company: (i) identifies lease and non-lease components; (ii) determines the consideration in the contract; (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset.

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

Other Assets

In conjunction with a lease agreement further discussed in Note 14, Scorpius has made reimbursement payments to the lessor, Merchants Ice II, LLC, for costs incurred in conjunction with the leased site.  Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made to the building could generate tax incentives under the New Market Tax Credit (“NMTC”) program. Scorpius agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius reimbursed Merchant Ice, LLC for these payments.

During the construction of the site, these payments were included in other assets on the consolidated balance sheets. On September 15, 2022, the lease commenced, and in accordance with ASC 842, the Company capitalized $13.2 million of payments to lab equipment and $10.2 million is included in the operating lease right-of-use asset.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In accordance with ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, the Company had no such accruals.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee directors using a fair value method that requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The fair value of restricted stock units is estimated based on the closing price of the Company’s stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for forfeitures as they occur. The Company settles exercises of stock options with newly issued shares of its common stock.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, and expected term. The expected volatility rates are estimated based on average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms. The expected term for the years ended December 31, 2022 and 2021 represents the average time that options are expected to be outstanding based on the average of the vesting term and the contractual term of the option. We account for forfeitures as they occur. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests is the result of the Company’s consolidation of subsidiaries of which it does not own 100%. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican, a related party prior to acquisition, for 35,000 shares of the Company’s common stock. The stock exchange resulted in the Company owning

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. The Company’s net loss attributable to non-controlling interests relates to the 15% ownership of Pelican that Heat does not own as of December 31, 2022 and 2021.

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

Process Development

Process development deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of December 31, 2022 there was $1.6 million of deferred revenue related to process development.

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Grant Revenue

The Company recognizes revenue related to the Cancer Prevention and Research Institute of Texas (“CPRIT”) contract, which is being accounted for under Accounting Standards Update (“ASU”) No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, as a conditional non-exchange contribution.

The CPRIT grant covers the period from June 1, 2017 through May 31, 2022, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be paid, on a reimbursement basis, after the Company has fulfilled every objective of the final goals of the grant. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received. As of December 31, 2022, all $15.2 million has been recognized.

On January 7, 2020, the Company was awarded a grant of up to $0.2 million from the National Institute of Allergy and Infectious Diseases, which is under the umbrella of the National Institutes of Health (“NIH”). The NIH grant provides funding for continued development of the Company’s technologies for PTX-35. The grant funds will be made available by the NIH to the Company as allowable expenses are incurred. For the year ended December 31, 2022, the Company incurred $0.04 million of allowable expenses, respectively, under the NIH grant and recognized the corresponding revenue. For the year ended December 31, 2021, the Company incurred approximately $0.03 million of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an output method by tracking the progress toward completion by measuring outputs to date relative to total estimated outputs needed to satisfy the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically includes only one performance obligation. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin. As of December 31, 2022, the Company has not recognized any process development revenue.

Business Combinations

The accounting for our business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. We have up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities, which may result in material changes to their recorded values with an offsetting adjustment to goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance. In some cases, we have used discounted cash flow analyses, which were based on our best estimate of future revenue, earnings and cash flows as well as our discount rate, adjusted for risk (see Note 5).

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill and Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate a potential impairment exists, using a fair value-based test. The Company records a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value.

In-process research and development (“IPR&D”) assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. See Note 8 regarding impairment at December 31, 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, the estimated timing of milestone achievement, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. The milestone payments will be made upon the achievement of milestones as well as royalty payments. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets. During the year ended December 31, 2022, $3.3 million of contingent consideration related to Pelican was written off as PTX-35 will not continue on to a Phase 2 trial (see Note 4).

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

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, and testing and enhancement of its product candidates.

Impact of Recently Issued Accounting Standards:

The Company has evaluated issued ASUs not yet adopted and believes the adoption of these standards will not have a material impact on its consolidated financial statements.

3.        Short-Term Investments

Short-term investments consist of equity securities with a maturity of greater than three months and less than twelve months when acquired. The Company reports its securities at fair value as of December 31, 2022 and 2021. Unrealized losses on securities of $1.7 million and $0.8 million, respectively, are reported in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021. Short-term investments at December 31, 2022 and 2021 consisted of mutual funds with fair values of $35.8 million and $88.3 million, respectively.

4.        Fair Value of Financial Instruments

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

As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2022 or 2021.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$35,837,309	$35,837,309	—	—
Liabilities:
Contingent consideration	$12,224,614	—	—	$12,224,614
Warrant liability	—	—	—	—

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$88,324,922	$88,324,922	—	—
Liabilities:
Contingent consideration	3,342,515	—	—	3,342,515
Warrant liability	11,020	—	—	11,020

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the years ended December 31, 2022 and 2021:

	Pelican	Elusys
	Contingent	Contingent
	Consideration	Consideration
Balance at December 31, 2020	$2,912,515	$—
Change in fair value	430,000	—
Balance at December 31, 2021	$3,342,515	$—
Acquisition of Elusys	—	39,853,685
Payment of receivable consideration	—	(20,784,571)
Payment of inventory consideration	—	(4,735,000)
Payment of deferred cash consideration		(2,000,000)
Change in fair value	(3,342,515)	(109,500)
Balance at December 31, 2022	$—	$12,224,614

The change in the fair value of the contingent consideration of ($3,452,015) and $430,000 for the years ended December 31, 2022 and 2021, respectively, was primarily due to the effect of the change in discount rate, probability of achieving milestones, passage of time on the fair value measurement and discontinuation of the PTX-35 trial, thus leading to the write-off of the Pelican contingent consideration. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of December 31, 2022 and 2021:

	As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Elusys Revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2025-2036
		Discount rate	24.5%
		Future revenue projections	$325.9 million

Elusys Contract deferred consideration	Discounted cash flow analysis	Timing of expected payments	2023
		Discount rate	15.5%
		Future revenue projections	$7.6 million

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent Consideration	Probability weighted income approach	Milestone dates	2022-2031
		Discount rate	7.51%
		Probability of occurrence	4.9% to 75%

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3 as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Current stock price	$0.81		$3.04
Estimated volatility of future stock price	80.94%		133.13%
Risk free interest rate	4.75%		0.55%
Contractual term	0.90	years	1.90	years

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D and definite lived intangibles. As a result of those measurements, during the year ended December 31, 2022, in-process R&D with a total carrying value of $3.5 million was fully impaired with an impairment charge of $3.5 million. The full impairment of the in-process R&D was a result of the Company deciding to terminate any further development of PTX-35, Pelican’s lead product candidate. During the year ended December 31, 2021, goodwill with a total carrying value of $1.5 million was written down and an impairment charge of $1.5 million was recorded. During the same period, in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million. Impairment analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

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

5.        Acquisitions

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

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operations and comprehensive loss for the period. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican. The stock exchange resulted in Heat increasing its controlling ownership in Pelican from 80% to 85%.

Under the agreement, the Company was also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. However, due to the discontinuation of PTX-35 no future milestone payments are expected to be made. The goodwill and in-process R&D resulting from the acquisiton were fully impaired as of December 31, 2022 (see Note 8).

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

Per the Merger Agreement, upon collection of the Elusys contract receivables of $24.5 million, NightHawk will remit payment of $22.3 million (the “Receivable Consideration”) to the Sellers. In April 2022, $20.8 million was remitted to the sellers less a hold back of $1.5 million related to future fulfillment cost. Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract, and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Contract Deferred Consideration”). The Merger Agreement further provides that 80% of any amounts paid to and received by Elusys (the “Additional Earn Out”) after the Closing Date and prior to June 30, 2023, shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

The Company acquired Elusys to expand its role in the biodefense space, complementing NightHawk’s focus to target emerging biological threats. NightHawk plans to leverage Elusys’ existing relationships and distribution channels. In addition, NightHawk expects to leverage the capabilities of its planned Scorpius biomanufacturing facility in Manhattan, Kansas, which will enable the Company to manufacture these therapies internally and therefore benefit from significant operating synergies, as well as enhanced oversight, quality control, and speed to market.  The Company is also exploring opportunities to expand ANTHIM® distribution abroad. The acquisition is aligned with NightHawk’s vision to establish a fully-integrated ecosystem to deliver medical innovations faster, better, and more efficiently.

The fair value of the purchase consideration was approximately $42.9 million. The purchase consideration consists of $3.0 million in cash and $2.0 million in deferred cash consideration, and the preliminary estimated fair value of the contingent and deferred consideration liabilities related to the receivable consideration, contract deferred consideration, earn out and additional earn out totaling $37.9 million. The preliminary valuation of the contract deferred consideration and earn out liabilities were valued using a discounted cash flow analysis that utilized discount rates of 24% and 14%, respectively. The preliminary value of the additional earn out liability was calculated as 80% of the estimated gross sales price of 1,500 pre-filled vials of ANTHIM®, less estimated fulfillment costs to be incurred. The value of the receivable consideration was equal to the value of the contract receivablesacquired, less holdback expenses, as this liability was settled within 30 days of the Closing Date.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The acquisition of Elusys was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The acquired Elusys’ assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The recognition of goodwill is largely attributed to the value paid for Elusys’ capabilities, which will broaden NightHawk’s role in the biodefense space. The goodwill recorded for this transaction is valued at $3.3 million and will be deductible for tax purposes over 15 years.

The preliminary purchase price of $42.9 million has been allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Elusys is not complete as of December 31, 2022. In accordance with ASC 805, Business Combinations, we will finalize our purchase price allocation within one year of the acquisition date.

The following table highlights the components of the purchase consideration:

Aggregate consideration:
Cash consideration	$3,000,000
Deferred cash consideration	2,000,000
Earn out	5,900,000
Additional earn out	4,735,000
Receivable consideration	22,318,685
Contract deferred consideration	4,900,000
Total purchase consideration	$42,853,685

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the closing date based on their respective estimated fair values summarized below:

Purchase price allocation:
Cash and cash equivalents	$5,719,899
Contract receivables	24,526,232
Prepaid expenses and other current assets	1,818,278
Inventory	5,844,000
Intangible asset – definite-lived (Note 8)	9,700,000
Property and equipment	50,224
Operating lease right of use assets	352,906
Other assets	326,249
Total assets acquired	48,337,788
Accounts payable	(204,794)
Accrued expenses and other current liabilities	(5,155,363)
Operating lease obligations	(352,906)
Deferred income tax liability	(3,073,000)
Total liabilities assumed	(8,786,063)
Net assets acquired and liabilities assumed	39,551,725
Goodwill	3,301,960
Total purchase consideration	$42,853,685

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized as of the date of this filing. Any changes in the estimated fair values of the purchase consideration and of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

circumstances that existed at the date of the transaction may change the amount and allocation of the purchase price. As such, the allocations for this transaction are preliminary estimates including deferred taxes, which may be subject to change within the measurement period.

During the three months ended September 30, 2022 the Company recognized a measurement period adjustment as a result of a change in forecast that related to the estimate of acquired assets resulting in a $1.5 million decrease in intangible assets, a $0.3 million decrease in the deferred tax liability and a $1.2 million decrease in goodwill. There were no other measurement period adjustments during the year.

In connection with the acquisition, the Company incurred one-time expenses consisting primarily of legal fees, accounting fees and consultant fees. For the year ended December 31, 2022, the Company incurred approximately $0.6 million of acquisition costs related to the Elusys transaction, which are included in general and administrative expenses in the consolidated statements of operations.

From the Elusys acquisition date through December 31, 2022, $6.0 million of total revenue and a net loss of $3.5 million associated with Elusys operations are included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. Upon achievement of the next milestone payment event, contingent consideration of $5.4 million is expected to be paid to Elusys’ shareholders by June 30, 2023.

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

	December 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue	$29,972,502	$55,511,592
Net loss	(33,433,608)	(10,084,749)
Net loss per share, basic and diluted	(1.31)	(0.40)

6.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,	December 31,
	2022	2021
Prepaid manufacturing expense	$1,849,875	$563,280
Other prepaid expenses and current assets	1,432,242	460,030
Prepaid insurance	227,532	704,650
Prepaid preclinical and clinical expenses	65,892	1,158,560
	$3,575,541	$2,886,520

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.        Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,	December 31,
	2022	2021
Lab equipment	$18,060,058	$3,178,855
Leasehold improvements	2,495,585	22,563
Construction-in-process	2,053,335	309,620
Computers	502,084	85,071
Furniture and fixtures	286,739	66,106
Vehicles	44,562	—
Total	23,442,363	3,662,215
Accumulated depreciation	(2,961,988)	(1,503,736)
Property and equipment, net	$20,480,375	$2,158,479

Depreciation expense totaled $1.8 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

8.        Goodwill and other intangible assets

The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. As of April 1, 2022, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s reporting units (NightHawk, Pelican, Elusys and Scorpius) were less than its carrying amount, including goodwill.

Pelican Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 4 and have been allocated to the Pelican reporting unit. During the fourth quarter of 2021, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the income approach and in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million during the fourth quarter of 2021 was recorded and goodwill in the amount of $1.5 million was fully impaired. During the third quarter of 2022, the Company elected to terminate any further development of PTX-35. As a result of the termination, the in-process R&D affiliated with PTX-35, in the amount of $3.5 million, has been fully impaired.

Elusys Goodwill and Intangible Assets

Goodwill of $3.3 million and an intangible asset of $9.7 million was recorded in connection with the acquisition of Elusys which has been allocated to the Elusys reporting unit. During the fourth quarter of 2022, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim goodwill impairment analysis using the income approach. However, through its quantitative analysis, the Company determined the carrying value was not in excess of its estimated fair value and therefore no impairment charge was recorded at December 31, 2022. Elusys’ intangible asset relates to the ANTHIM® formulation and is amortized over its remaining patent life, approximately 80 months.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the Company’s goodwill, in-process R&D, and intangible assets as of December 31, 2022 and 2021.

		In-process	Intangible
	Goodwill	R&D	Assets
Balance at December 31, 2020	$1,452,338	$5,866,000	$—
Impairment	(1,452,338)	(2,366,000)	—
Balance at December 31, 2021	—	3,500,000	—
Impairment	—	(3,500,000)	—
Acquisition of Elusys Therapeutics	5,067,748	—	11,200,000
Measurement period adjustments	(1,765,789)		(1,500,000)
Amortization	—	—	(1,030,625)
Balance at December 31, 2022	$3,301,959	$—	$8,669,375

.

9.        Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at:

	December 31,	December 31,
	2022	2021
Compensation and related benefits	$1,176,963	$459,178
Income tax payable	1,092,560	—
Accrued preclinical and clinical trial expenses	959,992	955,013
Accrued manufacturing expenses	594,358	179,173
Other expenses	438,049	631,312
Accrued franchise tax	40,000	195,000
	$4,301,922	$2,419,676

10.        Commitments and Contingencies

License Agreements

●     University of Miami

●	Beginning in 2008, the Company has entered into various agreements with the University of Miami (“UM”) for intellectual and tangible property rights relating to the ImPACT®, technology activities (“License Agreement 03-31, 05-39” and “License Agreement 97-14”, or collectively “License Agreements”). These license agreements were subsequently assigned to the Company’s subsidiary Heat Biologics I, Inc. (“Heat I”) which issued to UM shares of its common stock representing 7.5% of its common stock. The term of the License Agreements is the length of the last to expire patent, unless terminated earlier.
●	The Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 that are due on the anniversary date of the agreement for License Agreement 97-14. Beginning in 2013, and thereafter for the life of the agreement, the minimum royalty payment shall be $20,000 due on the same date. In July 2016, the Company and UM entered into an amendment which replaced the milestone payment of $250,000 by approval of a Biologics License Application (“BLA”) for the lung cancer vaccine with a payment of $500,000 upon approval of a New Drug Application (“NDA”) for a lung cancer vaccine covered by Patent Rights.
●	In August 2009, Heat I and UM entered into a second amendment (“Amendment 2”) to License Agreement UMSS-114A to extend the foregoing payment due dates for all past due license fees and patent costs.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	On February 18, 2011, Heat I entered into a license agreement (“SS114A”) with UM to obtain additional technology related to License Agreement 97-14. Heat I agreed to reimburse UM for all past patent costs of $37,381. As partial consideration for SS114A, Heat I agreed to grant back certain exclusive rights to UM.
●	In addition, Heat entered into an agreement for “Modified Heat Shock Proteins-Antigenic Peptide Complex” with UM in September 2014 for a cancer cell line where UM agreed not to license the cell line to third parties while the Company is in good standing and in compliance of its patent license agreements with UM relating to our ImPACT® platform. There is no financial obligation on the Company’s part under the arrangement.
●	On October 25, 2016, the Company entered into an exclusive license agreement with UM for the license and development of intellectual property related to its gp96 platform to target the Zika virus and other infectious diseases. As consideration for the rights granted in this license agreement the Company is obligated to pay UM an upfront license fee of $20,000 and nominal annual maintenance fees over the initial ten years that total $82,000 and increasing thereafter. The Company is obligated to pay royalties equal to a percentage (mid-single digits) of net sales of products covered by the patent-related rights, subject to reduction if additional licenses from third parties are required to commercialize licensed products.
●	On December 7, 2020, the Company entered into separate amendments to its existing three license agreements with the University of Miami to extend to December 31, 2025, the date by which the University of Miami may terminate the license agreements if by such date the Company will not have introduced a licensed product into the commercial marketplace in one of the three major markets (European Union, Japan and the United States) or will not have made best efforts to achieve the same. The three license agreements so amended are: (i) License Agreement (UMSS-114 (previously UM 97-14)) between the University of Miami and Heat Biologics, Inc. effective July 11, 2008, (ii) License Agreement (D-107) between the University of Miami and Heat I, Inc. effective February 18, 2011, and (iii) License Agreement (UMSS-114A) between the University of Miami and Heat I, Inc. effective February 18, 2011.

●      University of Miami - Pelican

●	For each agreement, the Company agreed to make minimum royalty payments of $10,000 for three years beginning in 2010 due on the anniversary date of the agreements to the University of Miami. Beginning in 2013, and thereafter for the life of the agreements, the minimum royalty payments shall be $20,000 due on the same date.

License 0331, 0539:

●	Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $250,000 due upon the earlier of May 2024 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.
●	In August 2009, Pelican and UM entered into a second amendment (“Amendment 2”) to License Agreement 0331, 0539 to extend the foregoing payment due dates for all past due license fees and patent costs.
●	In February 2010, Pelican and UM entered into a third amendment (“Amendment 3”) to License Agreement 0331, 0539 to grant back to UM a certain nonexclusive license. In all other respects, the original agreement remained the same.
●	In October 2010, Pelican and UM entered into a fourth amendment (“Amendment 4”) to License Agreement 0331, 0539 to grant to the licensor a nonexclusive license right for certain technology as research reagents and research tools.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

License I176:

●	On December 12, 2010, Pelican entered into another license agreement (“I176”) with UM for one component of complimentary technology to the July 11, 2008 agreement. Pelican agreed to pay UM a license fee of $50,000 and a reimbursement of $15,797 for past patent fees. Pelican also agreed to make a minimum royalty payment of $10,000 during 2012 through 2014 and then $20,000 every year thereafter. Pelican is obligated to make milestone payments as follows: $150,000 due upon submission and approval of an IND and the completion of a Phase 1 clinical trial and $500,000 due upon the earlier of May 2024 or approval of an NDA. The Company has the right to terminate this Agreement without obligation for future unpaid milestones.
●	In August 2012, Pelican and UM entered into a second amendment (“I176 Amendment 2”) to License Agreement I176 to extend the foregoing payment due dates for all past due license fees and patent costs.
●	On December 7, 2020, the Company entered into a separate amendment to License Agreement (UMI-176) between the University of Miami and Heat Biologics, Inc. effective December 12, 2010, to extend to December 31, 2025, the date by which the University of Miami may terminate the license agreements if by such date the Company will not have introduced a licensed product into the commercial marketplace in one of the three major markets (European Union, Japan and the United States) or will not have made best efforts to achieve the same.

●      Other License Agreements

●	On April 12, 2011, the Company entered into a non-exclusive evaluation and biological material license agreement with a not-for-profit corporation for evaluation and production of vaccines. In consideration for the licenses, the Company agreed to pay the not-for-profit corporation a fee of $5,000 and $50,000, respectively. The Company has the option to renew the license once the original term has expired. Milestone payments are due upon certain events agreed upon by Heat and the not-for-profit corporation. In December 2015, the Company amended the evaluation and biological material license agreement to add additional cell lines in exchange for a one-time payment of $1,000.
●	On August 30, 2010, the Company entered into an option agreement with the University of Michigan (“University”) to acquire the right to negotiate an exclusive license for certain materials which include cancer cells and all unmodified derivatives of these cells. An option fee of $2,000 was paid on September 8, 2010 to grant a period of nine months for this consideration. In July 2011, the Company exercised the option to acquire the license for $10,000.
●	In June 2016, the Company entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which the Company licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid the Company an initial license fee of $50,000 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. Inasmuch as the technology that the Company out-licensed is in the early stages of development and there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any revenue from Shattuck.
●	On December 31, 2020, Zolovax, Inc. (“Zolovax”), a wholly-owned subsidiary of Heat Biologics, Inc. entered into an Exclusive License Agreement with the University of Miami for the license and development of a portfolio of patents leveraging its UMIP-510 platform to target the COVID-19 virus and other infectious diseases. The License Agreement grants Zolovax exclusive, worldwide rights to research, develop, make, use or sell Licensed Products (as defined in the License Agreement) based upon patent-related rights. The

NIGHTHAWK BIOSCIENCES, INC.

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

Future minimum royalty payments by the Company for licenses as of December 31, 2022 are as follows (in thousands):

Year ended December 31,
2023	$74,000
2024	775,000
2025	25,000
2026	50,000
Total	$924,000

Manufacturing Commitments

We rely on Lonza, a third party manufacturer, to produce our commercial quantities of our ANTHIM® substance requirements. We have firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $53.0 million through 2025. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufactureunder our arrangement.

11.        Revenue

Product Sales

On April 19, 2022, Elusys entered into a contract with Public Works and Government Services of Canada to deliver 3,000 vials of ANTHIM® for treatment of inhalational anthrax due to Bacillus anthrax. The total contract award is $6.0 million with a delivery date on or before September 30, 2022. This order was fulfilled on September 13, 2022 for the total contract amount of $6.0 million.

Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, DR3/TNFRSF25). The Grant Contract initially covered a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2022. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after we have fulfilled every requirement of the grant and the grant has been approved to be finalized. As of December 31, 2022, all $15.2 million has been recognized.

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

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Through December 31, 2022, $15.2 million of grant funding received to date has been recognized as revenue. As of December 31, 2022, we had a grant receivable balance of $1.5 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award had been met. At the conclusion of the grant the Company will be subject to an audit by CPRIT before the final grant payment can be approved and distributed. The Company believes this will not be finalized until the end of 2023.

12.        Stockholders’ Equity

Authorized Capital

NightHawk has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no outstanding shares of Preferred Stock.

NightHawk had 250,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, 25,661,488 and 25,649,824 common stock shares were issued and outstanding.

At-The-Market-Offering

From January 1, 2021 to December 31, 2021 the Company sold 2,106,027 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $12.18 per share, raising aggregate net proceeds of approximately $25.6 million, after deducting an aggregate commission up to 3%. No shares of common stock were sold under the Common Stock Sales Agreement, or the Amended and Restated Common Stock Sales Agreement during the year ended December 31, 2022.

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

During the year ended December 31, 2022, no common stock warrants have been issued, exercised, exchanged, or expired. During the year ended December 31, 2021, 31,000 warrants were issued and no common stock warrants were exercised or exchanged and 42,556 common stock warrants expired.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has a total of 747,383 warrants outstanding at a weighted average exercise price of $11.06 to purchase its common stock as of December 31, 2022. These warrants are summarized as follows:

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

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 21,739 to 65,217. The Company amended the 2009 Plan to increase the number of shares available for issuance to 86,957. The 2009 Plan expired in September 2019, however all options outstanding at the time of expiration remained outstanding and exercisable by their term. As of December 31, 2022 and 2021, there were 1,135 and 2,622 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the Heat Biologics, Inc. 2014 Stock Option Plan (the “2014 Plan”), under which the Company is authorized to grant 50,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 60,000 and in 2016, the stockholders approved an amendment that allowed the Company to grant up to 300,000 awards in total. As of December 31, 2022 and 2021, there were 17,385 and 21,368 stock options outstanding under the 2014 Plan, respectively.

2017 Stock Incentive Plan

In June 2017, the stockholders approved the Heat Biologics, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2017 Plan. As of December 31, 2022 and 2021 there were 31,018 and 38,227 stock options outstanding under the 2017 Plan, respectively.

2018 Stock Incentive Plan

In October 2018, the stockholders approved the Heat Biologics, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), under which the Company is authorized to grant 571,428 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2018 Plan. At our 2019 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2018 Plan to increase the number of shares by 571,428. As of December 31, 2022 and 2021 there were 6,955,758 and 2,847,755 stock options outstanding under the 2018 plan, respectively.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2021 Subsidiaries Stock Incentive Plan

In July 2021, the stockholders approved the Company’s 2021 Subsidiaries Stock Incentive Plan (the “SSIP”) which allows for the grant of equity interests in subsidiaries of the Company including Skunkworx, Scorpius, Abacus, Blackhawk  and other newly formed subsidiaries of the Company that adopt the SSIP by resolution of their Board of Directors. On August 2, 2021, the Board of Directors, the Compensation Committee and the Boards of Directors of Skunkworx, Scorpius, Abacus and Blackhawk granted to Jeff Wolf, Chief Executive Officer, an option under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpius, Abacus and Blackhawk, respectively, and to William Ostrander, Chief Financial Officer, an option under the SSIP to purchase 2,127 shares of common stock of Scorpius. In addition, at its 2022 Annual Meeting for Stockholders, the stockholders approved adding Elusys as a participating subsidiary in the SSIP and increasing the numbers of shares that each participating subsidiary may issue under the SSIP. As of December 31, 2022 and 2021 there were 31,578 and 44,343 stock options outstanding under the 2021 SSIP plan, respectively.

2021 Employee Stock Option Plan

The ESPP was approved at the Company’s annual meeting of stockholders in September 2021. The ESPP currently authorizes an aggregate of 500,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period. At December 31, 2022, there were 488,336 shares available for issuance under the ESPP.

There are 547,763 stock options remaining available for grant under the 2014 Plan, 2017 Plan, 2018 Plan and 2021 Plans (collectively, the “Plans”). The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the years ended
	December 31,
	2022	2021
Employee stock options	$2,782,694	$1,136,843
Non-employee stock options	1,114,894	1,294,279
Employee stock awards	169,571	2,903,463
Non-employee stock awards	18,578	834,396
	$4,085,737	$6,168,981

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the years ended December 31, 2022, and 2021, we recorded $4,085,737, and $6,168,981 of stock-based compensation expense, respectively. No compensation expense of employees with stock awards was capitalized during the years ended December 31, 2022 and 2021.

Stock Options - Under the Plans, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. We typically issue options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the years ended December 31, 2022, and 2021, we issued options that expire ten years from the date of grant.

Fair Value Determination - We have used the Black-Scholes-Merton option pricing model to determine fair value of our stock option awards on the date of grant.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following weighted-average assumptions were used for option grants during the years ended December 31, 2022 and 2021:

●	Volatility – The Company used an average historical stock price volatility of its own data plus an analysis of reported data for a peer group of comparable companies that have issued stock options with substantially similar terms.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term as the company does not have sufficient appropriate exercise data on which to base its estimate. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.

●	Forfeitures – The Company’s policy is to account for forfeitures as they occur.

The following table summarizes assumptions used in our calculations of fair value for the years ended December 31, 2022 and 2021:

	2022		2021
Dividend yield	—%		—%
Expected volatility	100.85-105.09%		99.34-104.61%
Risk-free interest rate	1.95-3.61%		0.36-1.36%
Expected lives (years)	5.3-6.1	years	5.0-6.1	years

Stock Option Activity - The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $0.87 and $3.67, respectively.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2020	1,480,139	$11.05	$403,743
Granted	1,674,153	4.65
Exercised	(70,967)	6.53	$—
Expired	(49,532)	14.26
Forfeited	(79,478)	5.55
Stock options outstanding at December 31, 2021	2,954,315	7.62	$100,419
Granted	4,307,599	1.10
Exercised	(12,765)	1.30	$—
Expired	(82,253)	10.20
Forfeited	(130,022)	4.44
Stock options outstanding at December 31, 2022	7,036,874	$3.67	$16,842	9.1	Years
Stock options exercisable at December 31, 2022	1,680,455	$9.63	$16,841	7.5	Years

Unrecognized compensation expense related to unvested stock options was $5.4 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1.30 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of our Board of Directors and Executives vest 50% on the grant date, 30% on the first anniversary and 10% each anniversary thereafter. The grant date fair value of the restricted stock is equal to the closing market price of the Company’s common stock on the date of grant.

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2022 and 2021:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2020	239,928	$4.02
Granted	678,490	5.09
Vested	(548,248)	4.88
Restricted stock at December 31, 2021	370,170	4.71
Vested	(336,169)	4.86
Restricted stock at December 31, 2022	34,001	$3.22

The aggregate fair value of awards that vested during the years ended December 31, 2022 and 2021 was $1.6 million and $2.2 million.

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

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the RSU activity during the year ended December 31, 2021. There was no RSU activity during the year ended December 31, 2022.

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2020	1,900	$26.60
Vested	(1,900)	26.60
RSUs at December 31, 2021	—	$—

13.        Income Tax

The components of income tax benefit are as follows:

	2022	2021
Current Expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Expense:
Federal	$(3,288,937)	$(145,974)
State	—	—
Foreign	—	—
Total	$(3,288,937)	$(145,974)

The differences between the company’s income tax benefit and the expense computed at the 21% United States statutory income tax rate were as follows:

	2022	2021
Federal income tax expense at statutory rate:	$(9,902,000)	$(7,465,000)
Increase (reduction) in income tax resulting from:
State income taxes	(198,000)	556,000
Foreign rate differential	(19,000)	(16,000)
Nondeductible expenses	1,000	1,000
Research and development credit	(1,312,000)	(836,000)
Stock based compensation	192,000	164,000
Excess executive compensation	9,000	259,000
Elusys acquisition	(41,000)	—
Goodwill impairment	—	305,000
Reserve for loss carryforwards limited by Sec. 382	8,000	8,000
Other	(99,937)	(32,974)
Increase in valuation allowance	8,073,000	6,911,000
	$(3,288,937)	$(145,974)

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Net operating losses	$23,938,503	$17,830,889
R&D credits	4,132,625	2,538,168
Stock compensation	2,974,242	2,344,902
Contingent consideration	—	767,763
Deferred revenue	7,465	8,039
Section 174 costs	4,690,801	—
Unrealized gains/losses	584,079	210,300

Deferred tax assets	36,327,715	23,700,061

Deferred tax liabilities:
Intangible assets	(1,991,789)	(803,937)
Property, plant and equipment, primarily due to differences in depreciation	(553,332)	(83,122)
Lease liability	(2,743,364)	(78,035)
Other	(99,272)	(83,931)

Deferred tax liabilities	(5,387,757)	(1,049,025)

Valuation allowance	(30,939,958)	(22,866,973)

Net deferred tax (liabilities)	$—	$(215,937)

At December 31, 2022 and December 31, 2021, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The company completed a 382 analysis to determine any limitations on the annual usage of their NOL carryforwards (discussed in further detail below). The allowance increased to $30,939,958 at December 31, 2022. Net Operating Losses created in years beginning after 2017 now only offset 80% of Taxable Income but no longer have a 20 year expiration. As such, NOL’s created after 2017 can be used to offset indefinite lived liabilities up to 80%.

At December 31, 2022, the Company has federal net operating loss carryforwards of approximately $174,285,827, including $3,027,284 acquired from Pelican Therapeutics. However, due to Section 382 limitations (discussed in further detail below), only $116,493,744 of the NOLs are available to offset future taxable income.  The federal net operating loss carryforwards begin to expire in 2029. The Company has various state net operating loss carryforwards totaling approximately $124,461,888 including $2,464,819 from Pelican Therapeutics, which are available to offset future state taxable income. State net operating losses begin to expire in 2024. On November 15, 2021, the North Carolina General Assembly passed Senate Bill 105 eliminating the current 2.5% corporate income tax by phased lowering of the rate from 2025 – 2030. A reserve has been set up for North Carolina NOLs that are not expected to be used by 2030. The Company has various foreign net operating loss carryforwards of $125,097. The foreign net operating loss carryforwards are carried forward indefinitely.  Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, state, and foreign income tax authorities.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022, and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2022 and 2021, the Company had no such accruals

The Company files income tax returns in the United States, various state and foreign jurisdictions. The Company was subject to examination by taxing authorities for the tax years ended December 31, 2009 through 2021.

Potential 382 Limitation

The Company’s ability to utilize its NOL and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

The Company completed a Section 382 study during 2021. It was determined that the Company has experienced five ownership changes of over 50% since 2013, the latest occurring on June 30, 2020.  Going forward, the utilization of loss carryforwards and tax credits generated before June 30, 2020 will be subject to an annual limitation. As a result of the ownership changes and limitations, $58,181,799 of federal NOLs and approximately $2,935,000 of federal R&D credits will expire unutilized, in addition to Section 382 limits on Pelican already in place.

14. Leases

The Company accounts for its leases under ASC 842, “Leases”. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; Parsippany, New Jersey and North Brunswick, New Jersey. The North Carolina lease will expire in 2030, the Texas lease will expire in 2037, the Parsippany and New Brunswick leases will expire in July 2023. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term, however option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. NightHawk recorded an operating lease right-of-use asset of $5.6 million and lease liability of $3.2 million for this lease in the accompanying consolidated balance sheets.

In October 2021, Scorpius entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of December 31, 2022, Scorpius has reimbursed Merchants Ice II, LLC $24.3 million. Based on ASC 842, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. The lease has a term of fifteen years following the commencement date and provides

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

Total cash paid for operating leases during the years ended December 31, 2022 and 2021 was $0.8 million and $0.4 million and is included within cash flows from operating activities within the consolidated statements of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The effective interest rate was 5.80% and 5.30% for the years ended December 31, 2022 and 2021.

The Company’s lease cost reflected in the accompanying statements of operations and comprehensive loss is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost	$870,939	$474,135
Finance lease cost
Amortization of lease assets	656,794	185,171
Interest on lease liabilities	181,667	21,970
Total finance lease cost	$838,461	$207,141

The weighted average remaining lease term and incremental borrowing rate as of December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
Weighted average remaining lease term
Operating leases	7.2	years	5.0	years
Finance leases	13.3	years	2.0	years
Weighted average incremental borrowing rate
Operating leases	9.30%		6.32%
Finance leases	9.60%		5.30%

Maturities of operating and finance lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases	Total
2023	791,502	769,621	1,561,123
2024	618,918	812,383	1,431,301
2025	635,180	715,782	1,350,962
2026	575,349	595,309	1,170,658
2027	592,572	615,269	1,207,841
2028	610,407	635,827	1,246,234
Thereafter	1,166,271	7,080,308	8,246,579
Total minimum lease payments	4,990,199	11,224,499	16,214,698
Less: imputed interest	(1,419,934)	(5,403,417)	(6,823,351)
Present value of lease liabilities	$3,570,265	$5,821,082	$9,391,347

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.        Related Party Transactions

Prior to acquisition, Jeffrey Wolf, President, Chief Executive Officer and Chairman of the Board of Directors, was a director of Elusys and directly and through affiliated entities owned approximately 1.2% of the outstanding stock of Elusys, in the form of common stock, which is subordinate in terms of distributions to the Elusys preferred stock. Common stockholders are not expected to receive any future payments as presently it seems most, if not all, of such payments will also be paid to the preferred stockholders of Elusys.

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

For the years ended December 31, 2022 and 2021, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted net loss per common share calculation.

The following table reconciles net loss to net loss attributable to NightHawk Biosciences, Inc.:

	For the Year Ended
	December 31,
	2022	2021
Net loss	$(43,862,197)	$(35,400,807)
Net loss - Non-controlling interest	(427,491)	(329,339)
Net loss attributable to NightHawk	$(43,434,706)	$(35,071,468)

Weighted-average common shares outstanding, basic and diluted	25,606,326	24,913,942
Net loss per share, basic and diluted	$(1.70)	$(1.41)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	2022	2021
Outstanding stock options	7,036,874	2,954,315
Restricted stock subject to forfeiture and restricted stock units	34,001	370,170
Outstanding common stock warrants	747,383	747,383

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.        Quarterly Financial Data (Unaudited and restated)

The Company is providing restated quarterly unaudited consolidated financial information for interim periods June 30, 2022 and September 30, 2022.

The restated consolidated balance sheet line items for the second through third fiscal quarters of 2022 are as follows:

	June 30, 2022
	As Previously Reported	Adjustments	As Restated
Deferred tax liability	$3,541,937	$(3,326,000)	$215,937
Total Liabilities	36,467,130	(3,326,000)	33,141,130
Accumulated deficit	(183,996,826)	3,326,000	(180,670,826)
Total Stockholders' Equity - NightHawk Biosciences, Inc.	96,638,241	3,326,000	99,964,241
Total Stockholders' Equity	$95,387,663	$3,326,000	$98,713,663

	September 30, 2022
	As Previously Reported	Adjustments	As Restated
Goodwill	$3,467,747	$(253,000)	$3,214,747
Total Assets	120,164,913	(253,000)	119,911,913
Deferred tax liability	3,326,000	(3,326,000)	—
Total Liabilities	37,039,188	(3,326,000)	33,713,188
Accumulated deficit	(197,002,176)	3,073,000	(193,929,176)
Total Stockholders' Equity - NightHawk Biosciences, Inc.	84,465,725	3,073,000	87,538,725
Total Stockholders' Equity	$83,125,726	$3,073,000	$86,198,726

The restated line items of the consolidated statements of operations and comprehensive loss for the second through third fiscal quarters of 2022 are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2022		June 30, 2022		June 30, 2022
	As Previously reported		Adjustments		As Restated
Income tax benefit	$—	$—	$3,326,000	$3,326,000	$3,326,000	$3,326,000
Net loss	(10,263,910)	(18,453,708)	3,326,000	3,326,000	(6,937,910)	(15,127,708)
Net loss attributable to NightHawk Biosciences, Inc.	(10,157,286)	(18,277,873)	3,326,000	3,326,000	(6,831,286)	(14,951,873)
Net loss per share, basic and diluted	$(0.40)	$(0.71)	$0.13	$0.13	$(0.27)	$(0.58)
Total comprehensive loss	(10,114,055)	(18,359,122)	3,326,000	3,326,000	(6,788,055)	(15,033,122)
Comprehensive loss - NightHawk Biosciences, Inc.	$(10,007,431)	$(18,183,287)	$3,326,000	$3,326,000	$(6,681,431)	$(14,857,287)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2022		September 30, 2022		September 30, 2022
	As Previously reported		Adjustments		As Restated
Income tax benefit	$215,937	$215,937	$(253,000)	$3,073,000	$(37,063)	$3,288,937
Net loss	(13,094,771)	(31,548,479)	(253,000)	3,073,000	(13,347,771)	(28,475,479)
Net loss attributable to NightHawk Biosciences, Inc.	(13,005,350)	(31,283,223)	(253,000)	3,073,000	(13,258,350)	(28,210,223)
Net loss per share, basic and diluted	$(0.51)	$(1.22)	$(0.01)	$0.12	$(0.52)	$(1.10)
Total comprehensive loss	(12,979,112)	(31,338,234)	(253,000)	3,073,000	(13,232,112)	(28,265,234)
Comprehensive loss - NightHawk Biosciences, Inc.	$(12,889,691)	$(31,072,978)	$(253,000)	$3,073,000	$(13,142,691)	$(27,999,978)

While the adjustments changed the deferred tax liability line item in the unaudited consolidated statements of cash flows, they did not have an impact on total net cash provided by operating activities, net cash used in investing activities, or net cash (used in) provided by financing activities for any of the applicable periods.

NIGHTHAWK BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restated line items of the unaudited consolidated statements of cash flows for the second through third fiscal quarters of 2022 are as follows:

	For the Six Months Ended,	For the Nine Months Ended,	For the Six Months Ended,	For the Nine Months Ended,	For the Six Months Ended,	For the Nine Months Ended,
	June 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022
	As Previously Reported		Adjustments		As Restated
Net loss	$(18,453,708)	$(31,548,479)	$3,326,000	$3,073,000	$(15,127,708)	$(28,475,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax liability	$—	$(215,937)	$(3,326,000)	$(3,073,000)	$(3,326,000)	$(3,288,937)

18.        Subsequent Events

On January 27, 2023, Nighthawk Biosciences, Inc. terminated its license agreements with the University of Miami as these assets will not be developed further. The following agreements have been terminated:

●	License Agreement (UMIP-510) between the University of Miami and Zolovax, Inc. dated December 31, 2020.
●	License Agreement (UMSS-114 (previously UM97-14)) between the University of Miami and Heat Biologics, Inc. effective July 11, 2008, as amended.
●	License Agreement (UMSS114A) between the University of Miami and Heat Biologics I, Inc. effective February 18, 2011, as amended.
●	License Agreement (UMD-107) between the University of Miami Heat Biologics I, Inc. effective February 18, 2011.
●	License Agreement (UMIP-114/Strbo) between the University of Miami and Zolovax, Inc., effective October 24, 2016.
●	License Agreement between the University of Miami and Pelican, effective November 19, 2013.
●	License Agreement (I176) between the University of Miami and Heat Biologics II, Inc., effective December 12, 2010.
●	License Agreement (0331, 0539) between the University of Miami and Heat Biologics II, Inc., effective July 11, 2008.