Form 10-Q
period 2023-03-31
NightHawk Biosciences, Inc.
filed 2023-05-15
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35994

NightHawk Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2844103 (I.R.S. Employer Identification No.)

627 Davis Drive, Suite 300 Morrisville, NC (Address of principal executive offices)	27560 (Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NHWK	NYSE American LLC
Common Stock Purchase Rights		NYSE American LLC

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

As of May 15, 2023, there were 26,049,209 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program, our manufacturing operations and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, the outcome of research and development activities, our reliance on third-parties, the timing of completion of construction of the planned manufacturing facility in Kansas, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Current Assets
Cash and cash equivalents	$7,826,789	$8,434,554
Short-term investments	20,815,405	35,837,309
Accounts receivable	98,035	81,456
Grant receivable	1,524,522	1,524,522
Income tax refund receivable	600,877	600,877
Prepaid expenses and other current assets	3,492,621	3,575,541
Total Current Assets	34,358,249	50,054,259

Property and Equipment, net	19,430,708	20,480,375

Intangible assets, net	8,305,625	8,669,375
Goodwill	3,301,959	3,301,959
Operating lease right-of-use asset	5,729,722	6,005,147
Finance lease right-of-use asset	14,554,625	15,329,075
Other assets	5,557,073	260,011
Deposits	279,990	296,711
Total Assets	$91,517,951	$104,396,912

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,050,829	$4,424,053
Deferred revenue, current portion	2,039,486	1,585,808
Operating lease liability, current portion	406,694	490,378
Finance lease liability, current portion	224,983	301,048
Accrued expenses and other liabilities	5,723,083	4,301,922
Contingent consideration, current portion	6,034,114	6,934,114
Total Current Liabilities	17,479,189	18,037,323

Long Term Liabilities
Deferred revenue, net of current portion	32,500	32,500
Operating lease liability, net of current portion	2,996,808	3,079,887
Financing lease liability, net of current portion	5,470,242	5,520,034
Contingent consideration, net of current portion	5,200,000	5,290,500
Total Liabilities	31,178,739	31,960,244

Commitments and Contingencies (Note 13 and Note 14)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 26,049,209 and 25,661,488 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5,210	5,126
Additional paid-in capital	283,785,089	283,019,456
Accumulated deficit	(221,938,306)	(209,153,659)
Accumulated other comprehensive income (loss)	83,887	51,924
Total Stockholders' Equity - NightHawk Biosciences, Inc.	61,935,880	73,922,847
Non-Controlling Interest	(1,596,668)	(1,486,179)
Total Stockholders' Equity	60,339,212	72,436,668

Total Liabilities and Stockholders' Equity	$91,517,951	$104,396,912

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$765,900	$212,418

Operating expenses:
Cost of revenues	611,740	—
Research and development	6,995,848	3,933,347
Selling, general and administrative	6,820,550	3,776,623
Amortization of intangible asset	363,750	—
Change in fair value of contingent consideration	(990,500)	(21,000)
Total operating expenses	13,801,388	7,688,970

Loss from operations	(13,035,488)	(7,476,552)

Change in fair value of warrant liability	—	7,779
Interest income	51,030	115,568
Unrealized gain (loss) on available-for-sale securities	89,322	(836,593)
Total non-operating income (loss)	140,352	(713,246)

Net loss before income taxes	(12,895,136)	(8,189,798)
Income tax benefit	—	—
Net loss	(12,895,136)	(8,189,798)
Net loss - non-controlling interest	(110,489)	(69,211)
Net loss attributable to NightHawk Biosciences, Inc.	$(12,784,647)	$(8,120,587)

Net loss per share, basic and diluted	$(0.49)	$(0.32)

Weighted-average common shares outstanding, basic and diluted	25,971,143	25,593,948

Comprehensive income (loss):
Net loss	$(12,895,136)	$(8,189,798)
Unrealized gain (loss) on foreign currency translation	31,963	(55,269)
Total comprehensive loss	(12,863,173)	(8,245,067)
Comprehensive loss attributable to non-controlling interest	(110,489)	(69,211)
Comprehensive loss - NightHawk Biosciences, Inc.	$(12,752,684)	$(8,175,856)

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2022	$5,126	$283,019,456	$(209,153,659)	$51,924	$(1,486,179)	$72,436,668
Issuance of common stock from vesting of restricted stock awards	79	(79)	—	—	—	—
Issuance of common stock - ESPP	5	(5)	—	—	—	—
Stock-based compensation	—	765,717	—	—	—	765,717
Other comprehensive income	—	—	—	31,963	—	31,963
Net loss	—	—	(12,784,647)	—	(110,489)	(12,895,136)
Balance at March 31, 2023	$5,210	$283,785,089	$(221,938,306)	$83,887	$(1,596,668)	$60,339,212

	Three Months Ended March 31, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Stock-based compensation	—	909,984	—	—	—	909,984
Other comprehensive income	—	—	—	(55,269)	—	(55,269)
Net loss	—	—	(8,120,587)	—	(69,211)	(8,189,798)
Balance at March 31, 2022	$5,120	$279,800,072	$(173,839,540)	$(123,210)	$(1,143,954)	$104,698,488

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(12,895,136)	$(8,189,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,425,904	207,106
Amortization of intangible asset	363,750	—
Noncash lease expense	108,660	21,536
Noncash interest expense	—	6,317
Stock-based compensation	765,717	909,984
Change in fair value of common stock warrants	—	(7,779)
Change in fair value of contingent consideration	(990,500)	(21,000)
Unrealized (gain) loss on investments	(89,322)	907,315
Increase (decrease) in cash arising from changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,938)	(33,047)
Grant receivable	—	(206,163)
Prepaid expenses and other current assets	82,659	539,003
Right-of-use assets	597,046	—
Other assets	(3,698,297)	(4,801,687)
Deposits	16,721	(2,406)
Accounts payable	(1,373,185)	1,303,871
Deferred revenue	453,678	—
Accrued expenses and other liabilities	1,454,412	(849,470)
Other long-term liabilities	—	1,550
Net Cash Used In Operating Activities	(13,794,831)	(10,214,668)

Cash Flows from Investing Activities
Purchase of short-term investments	(189,218)	(109,806)
Sale of short-term investments	15,300,444	17,998,995
Purchases of property and equipment	(1,624,931)	(1,090,748)
Net Cash Provided By Investing Activities	13,486,295	16,798,441

Cash Flows from Financing Activities
Repayments of principal under finance lease	(298,523)	(55,191)
Net Cash Used in Financing Activities	(298,523)	(55,191)

Effect of exchange rate changes on cash and cash equivalents	(706)	2,254

Net (Decrease) Increase in Cash and Cash Equivalents	(607,765)	6,530,836

Cash and Cash Equivalents – Beginning of the Period	8,434,554	8,053,879

Cash and Cash Equivalents – End of the Period	$7,826,789	$14,584,715

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained upon operating lease commencements	$—	$293,172
Right-of-use assets surrendered upon financing lease modifications	$(424,379)	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$768,776

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.

The consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 are unaudited. The balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 include the accounts of NightHawk Biosciences, Inc., and its subsidiaries (“the Company”), Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius BioManufacturing, Inc. (“Scorpius”) (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., Abacus Biotech, Inc., and Elusys Therapeutics, Inc. (“Elusys”). The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2023 and December 31, 2022, NightHawk held an 85% controlling interest in Pelican. NightHawk accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Going Concern Uncertainty

The Company has an accumulated deficit of approximately $221.9 million as of March 31, 2023 and a net loss of approximately $12.9 million for the three months ended March 31, 2023 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, expands its infectious disease/biological threat program, and continues to support the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. As of March 31, 2023, a lease has not been executed for this Kansas facility. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will in the future need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, partnerships, grants, funding collaborations and other funding transactions, if any are available. As of March 31, 2023, the Company had approximately $28.6 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations into Q1 2024. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated interim financial statements are issued.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s drug candidates or its manufacturing facility, the timing of completion of construction of the planned manufacturing facility in Kansas, uncertainty of market acceptance of the Company’s products or manufacturing capability or success of new business ventures, competition from substitute products and larger companies, government budget and spending on biological threat programs, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations (“CDMOs”) with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices “ cGMP”), which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Derivative Financial Instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, was recorded as a derivative liability under the provisions of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), because they are not considered indexed to the Company’s own stock. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability.” See Note 3 for additional information.

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as a liability, was determined using the Monte Carlo simulation model, which is deemed to be an appropriate model due to the terms of the warrants issued.

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2023 the fair value of such warrants was $0.

Short-term Investments

The Company’s short-term investments are equity securities and are carried at their fair value based on quoted market prices. Realized and unrealized gains and losses on equity securities are included in net earnings in the period earned or incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent consideration, income taxes, valuation of warrant liabilities, and stock-based compensation. Actual results may differ from those estimates.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed the operations and managed the business as one segment.

Business Combinations

The accounting for the Company’s business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. The Company has up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities, which may result in material changes to their recorded values with an offsetting adjustment to goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance. In some cases, the Company has used discounted cash flow analyses, which were based on its best estimate of future revenue, earnings and cash flows as well as its discount rate, adjusted for risk, and estimated attrition rates.

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

In-process research and development (“IPR&D”) assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of the carrying value of the IPR&D assets over fair value.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets. During the year ended December 31, 2022, $3.3 million of contingent consideration related to Pelican was written off as PTX-35 will not continue a Phase 2 trial.

Cost of revenues and selling, general and administrative expenses

Cost of revenues consists of production wages, material costs and overhead, and other costs related to the recognition of revenue. Selling, general and administrative expenses consist of salaries and related costs for administrators, public company costs, business development personnel as well as legal, patent-related expenses and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Grant Revenue

The Company recognizes revenue from a grant related to the Cancer Prevention and Research Institute of Texas (“CPRIT”) contract, which is being accounted for under ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, as a conditional non-exchange contribution.

The CPRIT grant covers the period from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be paid, on a reimbursement basis, after the Company has fulfilled every objective of the final goals of the grant. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received. As of March 31, 2023, all $15.2 million has been recognized.

License revenue

The Company has licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck Labs, Inc. (“Shattuck”) paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $100,000 from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154. However, the technology that the Company out-licensed remains in the early stages of development since there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any additional future revenue from Shattuck.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically include only one performance obligation. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

The transaction price for services provided under our customer contracts reflects our best estimate of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. If observable standalone selling prices are not available, we estimate the applicable standalone selling price based on the pricing of other comparable services or on a price that we believe the market is willing to pay for the applicable service.

In determining the transaction price, we also considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

Deferred Revenue

Deferred revenue is comprised of an exclusive license agreement with Shattuck and process development customer deposits received in advance of our fulfillment of performance obligations.

License Agreements

The Company has licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In-as-much as the technology that the Company out-licensed remains in the early stages of development since there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any additional future revenue from Shattuck.

Process Development

Process development deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of March 31, 2023, there was $2.0 million of deferred revenue related to process development.

Accounts Receivable

Accounts receivable are primarily comprised of amounts owed to us for services and sales provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers.

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

Other Assets

In conjunction with a lease agreement further discussed in Note 13, Scorpius has made prepaid rent payments to the lessor for costs incurred in conjunction with the leased site. While the site is under construction, these payments are included in other assets on the consolidated balance sheets.

Significant Accounting Policies

The significant accounting policies used in preparation of these interim financial statements are disclosed in the audited consolidated financial statements and related notes included in the Company’s 2022 Annual Report.

Impact of Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 as of January 1, 2023.

The cumulative effect of applying the new credit loss standard was not material and, therefore, did not result in an adjustment to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

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

Under the agreement, the Company was also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. However, due to the discontinuation of PTX-35 no future milestone payments are expected to be made. The goodwill and in-process R&D resulting from the acquisition were fully impaired as of December 31, 2022.

Elusys Therapeutics

On April 18, 2022 (“Closing Date”), the Company closed on the acquisition of Elusys. NightHawk paid at the closing a cash upfront payment of $3,000,000 to the former owners (“Sellers”) of Elusys. NightHawk was obligated to pay the Sellers $2,000,000 of deferred cash consideration (“Merger Consideration”) at the same time that the payment of the receivable consideration is to be distributed to the Sellers as described below, which was paid in the second quarter of 2022. Earn out payments will be paid to the Sellers for a period of 12 years from the date of the closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded, or entered into during the first nine years after the Closing Date.

Per the merger agreement that was executed in connection with the acquisition of Elusys (the “Merger Agreement”), upon collection of the Elusys contract receivables of $24.5 million, NightHawk will remit payment of $22.3 million (the “Receivable Consideration”) to the Sellers. In April 2022, $20.8 million was remitted to the Sellers less a hold back of $1.5 million related to future fulfillment cost. Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract, and NightHawk has agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Contract Deferred Consideration”). The Merger Agreement further provides that 80% of any amounts paid to and received by Elusys (the “Additional Earn Out”) after the Closing Date and prior to June 30, 2023, shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

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

The fair value of the purchase consideration was approximately $42.9 million. The purchase consideration consists of $3.0 million in cash and $2.0 million in deferred cash consideration, and the preliminary estimated fair value of the contingent and deferred consideration liabilities related to the receivable consideration, contract deferred consideration, earn out and additional earn out totaling $37.9 million. The preliminary valuation of the contract deferred consideration and earn out liabilities were valued using a discounted cash flow analysis that utilized discount rates of 24% and 14%, respectively. The preliminary value of the additional earn out liability was calculated as 80% of the estimated gross sales price of 1,500 pre-filled vials of ANTHIM®, less estimated fulfillment costs to be incurred. The value of the receivable consideration was equal to the value of the contract receivables acquired, less holdback expenses, as this liability was settled within 30 days of the Closing Date.

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

The preliminary purchase price of $42.9 million has been allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. As we are still in the process of reviewing the fair value of the assets acquired and liabilities assumed, the purchase price allocation for Elusys is not complete as of March 31, 2023. In accordance with ASC 805, Business Combinations, we will finalize our purchase price allocation within one year of the acquisition date:

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

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized. Any changes in the estimated fair values of the purchase consideration and of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction may change the amount and allocation of the purchase price. As such, the allocations for this transaction are preliminary estimates including deferred taxes, which may be subject to change within the measurement period.

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

The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended March 31, 2023 or 2022.

In January 2020, the Company issued warrants in connection with the public offering of common stock (the “January 2020 Warrants”). Pursuant to the terms of these warrants, the warrants were not considered indexed to the Company’s own stock and therefore are required to be measured at fair value and reported as a liability in the consolidated balance sheets. Additionally, upon the closing of the January 2020 offering, 479,595 outstanding warrants were evaluated for whether they were modified for accounting purposes, and it was determined that they were required to be classified as a liability. The fair value of the warrant liability is based on the Monte Carlo methodology. The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded in our consolidated statements of operations and comprehensive loss. The valuation of the warrants is classified under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing its own data. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	March 31, 2023		December 31, 2022
Current stock price	$0.87		$0.81
Estimated volatility of future stock price	60.81%		80.94%
Risk free interest rate	4.91%		4.75%
Contractual term	0.66	years	0.90	years

As of March 31, 2023, there were a total of 9,357 warrants outstanding that are subject to quarterly revaluation with a fair value of $0.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$20,815,405	$20,815,405	—	—
Liabilities:
Contingent consideration	$11,234,114	—	—	$11,234,114
Warrant liability	—	—	—	—

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$35,837,309	$35,837,309	—	—
Liabilities:
Contingent consideration	12,224,614	—	—	12,224,614
Warrant liability	—	—	—	—

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2023 and 2022:

Elusys
Contingent
Consideration
Balance at December 31, 2022	$12,224,614
Change in fair value	(990,500)
Balance at March 31, 2023	$11,234,114

	Pelican
	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2021	$3,342,515	$11,020
Change in fair value	(21,000)	(7,779)
Balance at March 31, 2022	$3,321,515	$3,241

The change in the fair value of the contingent consideration of $1.0 million and $0.02 million for the three months ended March 31, 2023 and 2022, respectively, was primarily due to the change in timing and amount of the contract deferred consideration. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Elusys revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2025-2036
		Discount rate	24.5%
		Future revenue projections	$325.9 million

Elusys deferred contract consideration	Discounted cash flow analysis	Timing of expected payments	2023
		Discount rate	15.5%
		Future revenue projections	$6.6 million

	As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Elusys revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2025-2036
		Discount rate	24.5%
		Future revenue projections	$325.9 million

Elusys deferred contract consideration	Discounted cash flow analysis	Timing of expected payments	2023
		Discount rate	15.5%
		Future revenue projections	$7.6 million

The Company records certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

4. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of March 31, 2023 and December 31, 2022. Unrealized gains and losses on securities are reported in the other expense line item in the statements of operations and comprehensive loss. Short-term investments at March 31, 2023 and December 31, 2022 consisted of mutual funds with fair values of $20.8 million and $35.8 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31,	December 31,
	2023	2022
Prepaid manufacturing expense	$2,159,067	$1,849,875
Other prepaid expenses and current assets	1,100,789	1,432,242
Prepaid insurance	145,349	227,532
Prepaid preclinical and clinical expenses	87,416	65,892
	$3,492,621	$3,575,541

6. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Lab equipment	$19,110,736	$18,060,058
Leasehold improvements	2,495,585	2,495,585
Construction-in-process	1,011,913	2,053,335
Computers	502,084	502,084
Furniture and fixtures	303,649	286,739
Vehicles	44,562	44,562
Total	23,468,529	23,442,363
Accumulated depreciation	(4,037,821)	(2,961,988)
Property and equipment, net	$19,430,708	$20,480,375

Depreciation expense was $1.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

7. Goodwill and other intangible assets

The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.

Pelican Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 3 and have been allocated to the Pelican reporting unit. During the fourth quarter of 2021, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the income approach and in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million during the fourth quarter of 2021 was recorded and goodwill in the amount of $1.5 million was fully impaired. During the third quarter of 2022, the Company elected to terminate any further development of PTX-35. As a result of the termination, the in-process R&D affiliated with PTX-35, in the amount of $3.5 million, was fully impaired.

Elusys Goodwill and Intangible Assets

Goodwill of $3.3 million and an intangible asset of $9.7 million were recorded in connection with the acquisition of Elusys which has been allocated to the Elusys reporting unit. During the fourth quarter of 2022, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim goodwill impairment analysis using the income approach. However, through its quantitative analysis, the Company determined the carrying value was not in excess of its estimated fair value and therefore no impairment charge was recorded at December 31, 2022. Elusys’ intangible asset relates to the ANTHIM® formulation and is amortized over its remaining patent life of approximately 80 months.

The change in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2023 is as follows:

		Intangible
	Goodwill	Assets
Balance at December 31, 2022	$3,301,959	$8,669,375
Amortization	—	(363,750)
Balance at March 31, 2023	$3,301,959	$8,305,625

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Accrued manufacturing expenses	$1,669,130	$594,358
Compensation and related benefits	1,136,634	1,176,963
Income tax payable	1,092,558	1,092,560
Other expenses	912,825	438,049
Accrued preclinical and clinical trial expenses	861,936	959,992
Accrued franchise tax	50,000	40,000
	$5,723,083	$4,301,922

9. Stockholders’ Equity

Common Stock Warrants

As of March 31, 2023, the Company had outstanding warrants to purchase 716,383 shares of common stock issuable at a weighted-average exercise price of $11.29 per share. As of December 31, 2022, the Company had outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The following table summarizes the activity of the Company’s common stock warrants for the three months ended March 31, 2023. The Company had no common stock warrant activity during the three months ended March 31, 2022.

Common Stock
Warrants
Outstanding, December 31, 2022	747,383
Expired	(31,000)
Outstanding, March 31, 2023	716,383

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

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three months ended March 31, 2023 and 2022, the Company recorded $0.8 million and $0.9 million of stock-based compensation expense, respectively. No compensation expense for employees with stock awards was capitalized during the three months ended March 31, 2023 and 2022.

Stock Options - Under the Plans, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the three months ended March 31, 2023 and 2022, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three months ended March 31, 2023 and 2022:

●	Volatility – The Company used an average historical stock price volatility from its own data.

●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

●	Dividend yield – The expected dividend yield was considered to be 0% since the Company has not paid any dividends and has no plan to do so in the future.

●	Forfeitures – As required by ASC 718, Compensation—Stock Compensation, the Company reviews recent forfeitures and stock compensation expense. The Company accounts for forfeitures as they occur.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended March 31, 2023 and 2022:

	2023		2022
Dividend yield	—%		—%
Expected volatility	101.92%		103.82%
Risk-free interest rate	2.47%		1.95%
Expected lives (years)	5.6	years	6.1	years

Stock Option Activity – For the three months ended March 31, 2023, there were no options granted. The weighted-average fair value of options granted during the three months ended March 31, 2022, as determined under the Black-Scholes option pricing model, was $2.32 per share.

The following is a summary of the stock option activity for the three months ended March 31, 2023:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2022	7,036,874	$3.67	$16,842
Expired	(45,276)	$5.52
Forfeited	(78,549)	$4.27
Stock options outstanding at March 31, 2023	6,913,049	$3.65	$—	8.9	Years
Stock options exercisable at March 31, 2023	3,241,344	$5.73	$18,105	8.3	Years

Unrecognized compensation expense related to unvested stock options was $4.4 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 1.2 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the three months ended March 31, 2023:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2022	34,001	3.22
Released	(34,001)	3.22
Restricted stock at March 31, 2023	—	$—

Restricted Stock Units - Under the Plans, the Company may issue time-based Restricted Stock Units (“RSUs”). RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs vest pro-rata over 36 months. The grant date fair value of the RSUs is equal to the closing market price of our common stock on the grant date. The Company recognizes the grant date fair value of RSUs the Company expects to issue as compensation expense ratably over the requisite service period.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2023:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2022	—	$—
Granted	360,000	1.18
Vested	(20,000)	1.18
RSUs at March 31, 2023	340,000	$1.18

10.  Revenue

Product sales

On April 19, 2022, Elusys entered into a contract with Public Works and Government Services of Canada to deliver 3,000 vials of ANTHIM® (FDA-approved anthrax antitoxin) for treatment of inhalational anthrax due to Bacillus anthrax. The total contract award was $6.0 million with a delivery date on or before September 30, 2022. This order was fulfilled on September 13, 2022 for the total contract amount of $6.0 million. There were no product sales of ANTHIM® during the three months ended March 31, 2023 and 2022.

Grant revenue

In June 2016, Pelican entered into a cancer research grant contract (or “Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The Grant Contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2023. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million will be awarded on a reimbursement basis after the Company has fulfilled every requirement of the grant and the grant has been approved to be finalized. As of March 31, 2023, all $15.2 million has been recognized to date. There was no grant revenue during the three months ended March 31, 2023 and $0.2 million of grant revenue during the three months ended March 31, 2022.

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

Through March 31, 2023, $15.2 million of grant funding has been recognized as revenue. As of March 31, 2023 and December 31, 2022, the Company had a grant receivable balance of $1.5 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award have been met. At the conclusion of the grant, the Company will be subject to an audit by CPRIT before the final grant payment can be approved and distributed. The Company believes this will be finalized in 2023.

License revenue

In June 2016, NightHawk licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases with Shattuck. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $100,000 from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154.

Process development revenue

During the three months ended March 31, 2023, the Company recognized $0.7 million in process development revenue. All process development revenue was derived from one customer. These revenues were derived from the contract liability which was recorded in the prior period.

The following table presents changes in contract liabilities:

Contract liabilities
Balance at December 31, 2022	$(1,618,308)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	665,900
Net change to contract balance recognized since beginning of period due to amounts collected	(1,119,578)
Balance at March 31, 2023	$(2,071,986)

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and contract liabilities (customer deposits and deferred revenue). Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

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

For the quarters ended March 31, 2023 and 2022, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to NightHawk Biosciences, Inc.:

	For the Three Months Ended
	March 31,
	2023	2022
Net loss	$(12,895,136)	$(8,189,798)
Net loss - Non-controlling interest	(110,489)	(69,211)
Net loss attributable to NightHawk	$(12,784,647)	$(8,120,587)

Weighted-average common shares outstanding, basic and diluted	25,971,143	25,593,948
Net loss per share, basic and diluted	$(0.49)	$(0.32)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three months ended March 31, 2023 and 2022 due to their anti-dilutive effect:

	2023	2022
Outstanding stock options	6,913,049	3,003,914
Restricted stock subject to forfeiture and restricted stock units	340,000	46,859
Outstanding common stock warrants	716,383	747,383

12. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740, Income Taxes. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 0% and 0%, respectively.

The Company incurred losses for the three month period ended March 31, 2023 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

At March 31, 2023, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

13. Leases

The Company accounts for its leases under ASC 842, Leases. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

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

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term, however the option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. NightHawk recorded an operating lease right-of-use asset of $5.6 million and lease liability of $3.2 million for this lease in the accompanying consolidated balance sheets.

In October 2021, Scorpius entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of December 31, 2022, Scorpius has reimbursed Merchants Ice II, LLC $24.3 million. Based on ASC 842, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

In December 2022, Scorpius entered into a lease agreement with TPB Merchants Ice, LLC to lease a 8,042 square foot facility in San Antonio, TX for additional general office, laboratory, research, analytical, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and provides up to $6.5 million for tenant improvements. As of March 31, 2023, Scorpius has paid the lessor $5.3 million in prepaid rent which will roll-up into the right-of-use asset upon lease commencement and is included in other assets on the condensed consolidated balance sheets. As the lease has not commenced as of March 31, 2023, Scorpius has not recorded a right-of-use asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $4.8 million. Further, the tabular disclosure of minimum lease payments below does not include payments due under this lease.

Total cash paid for operating leases during the three months ended March 31, 2023 was $0.2 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within general and administrative and research and development as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating lease cost	$334,541	$125,503
Finance lease cost
Amortization of lease assets	350,071	62,861
Interest on lease liabilities	134,443	6,317
Total finance lease cost	$484,514	$69,178

The weighted average remaining lease term and incremental borrowing rate as of March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
Weighted average remaining lease term
Operating leases	7.1	years	4.6	years
Finance leases	13.3	years	1.9	years
Weighted average incremental borrowing rate
Operating leases	9.38%		5.62%
Finance leases	9.65%		5.47%

Maturities of operating and finance lease liabilities as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases	Total
2023 (excluding the three months ended March 31, 2023)	546,658	509,322	1,055,980
2024	618,918	812,383	1,431,301
2025	635,180	715,782	1,350,962
2026	575,349	595,309	1,170,658
2027	592,572	615,269	1,207,841
2028	610,407	635,827	1,246,234
2029	628,723	657,002	1,285,725
Thereafter	536,932	6,423,306	6,960,238
Total minimum lease payments	4,744,739	10,964,200	15,708,939
Less: imputed interest	(1,341,237)	(5,268,975)	(6,610,212)
Present value of lease liabilities	$3,403,502	$5,695,225	$9,098,727

14. Commitments and Contingencies

We rely on Lonza, a third-party manufacturer, to produce commercial quantities of our ANTHIM® substance requirements. We have firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $53.0 million through 2025. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufacture under our arrangement.

15. Subsequent Events

On April 19, 2023, the Company received the remaining $1.5 million from the finalization of the CPRIT grant.

On May 2, 2023 the lease agreement with TPB Merchants Ice, LLC for the Scorpius microbial facility in San Antonio, TX commenced. The base rent under the lease is approximately $257,344 per year for the first year, escalating 3.0% annually thereafter over the initial term.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on form 10-Q. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2022 Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2022 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Revenue and Deferred Revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation.

The transaction price for services provided under our customer contracts reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. If observable standalone selling prices are not available, we may estimate the applicable standalone selling price based on the pricing of other comparable services or on a price that we believe the market is willing to pay for the applicable service.

In determining the transaction price, we also considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

All other significant accounting policies had no change and are summarized in Note 2 to our financial statements contained in our 2022 Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues. For the three months ended March 31, 2023 we recognized $0.1 million of revenue from a licensing agreement with Shattuck Labs and $0.7 million of revenue from process development. For the three months ended March 31, 2022 we recognized $0.2 million of grant revenue for qualified expenditures under the CPRIT grant. The decrease in grant revenue in the current-year period is due to the fact that we have recognized all $15.2 million of CPRIT grant revenue. As of March 31, 2023, we had a grants receivable balance of $1.5 million for CPRIT proceeds not yet received, but for which the costs had been incurred or the conditions of the award had been met. We continue our efforts to secure future non-dilutive grant funding to subsidize ongoing research and development costs.

Research and development expense. Research and development expenses increased approximately 79.5% to $7.0 million  for the three months ended March 31, 2023 compared to $3.9 million for the three months ended March 31, 2022. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	March 31,
	2023	2022
Programs
HS-110	$0.1	$0.2
HS-130	—	0.5
PTX-35	0.8	0.5
ANTHIM	0.3	—
Other programs	0.5	0.1
Unallocated research and development expenses	5.3	2.6
	$7.0	$3.9

●	HS-110 expense decreased $0.1 million primarily due to a decrease in consultants and contract labor expense.
●	HS-130 expense decreased to $0 from $0.5 million due to the de-prioritization of our oncology assets.
●	PTX-35 expense increased by $0.3 million primarily due to the expensing of prepaid expenses associated with the discontinued clinical trials and development of the product candidate in the third quarter of 2022.
●	ANTHIM was not acquired until the second quarter of 2022 and the 2023 expense primarily relates to fill finish.
●	Other programs expense increased by $0.4 million primarily due to an increase in laboratory supplies expense related to preclinical R&D expenses and the operations of our CDMO facility.
●	Unallocated research expenses increased by $2.7 million primarily due to increased personnel costs, including stock-based compensation from stock awards, contractor expense and supplies purchased for discovery projects.

Cost of revenues. Cost of revenues were $0.6 million for the three months ended March 31, 2023. These expenses primarily reflect direct cost of labor, overhead and material costs. There was no cost of revenues for the three months ended March 31, 2022 as the Scorpius facility was not operational.

Selling, general and administrative expense. Selling, general and administrative expenses were $6.8 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to an increase of $1.9 million for consulting and other professional expenses to manage the business and increased personnel costs of $1.0 million, and to a lesser extent, an increase in rent expense of $0.3 million, offset by a decrease in stock-based compensation expense of $0.1 million.

Change in fair value of contingent consideration. The change in fair value of contingent consideration was $(1.0) million for the three months ended March 31, 2023, compared to $(0.02) million for the three months ended March 31, 2022. The change in the 2023 period was primarily due to the timing of expected payout and a decrease in expected payment related to deferred contract consideration.

Total non-operating income (loss). Total non-operating income (loss) was $0.1 million for the three months ended March 31, 2023 which primarily consisted of $0.9 million of unrealized gains on short-term investment balances and $0.5 million of interest and dividends income on short-term investment balances.  Total non-operating loss was $(0.7) million for the three months ended March 31, 2022 which primarily consisted of $0.8 million of unrealized losses on short-term investment balances partially offset by $0.1 million of interest income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and at-the market offerings, and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the years ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. During the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of March 31, 2023, we had an accumulated deficit of approximately $221.9 million and as of December 31, 2022, we had an accumulated deficit of approximately $209.2 million. We had net losses of $12.9 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, partnerships, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We rely on Lonza, a third party manufacturer, to produce our commercial quantities of our ANTHIM® substance requirements. We have firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $53.0 million through 2025. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of March 31, 2023, we had approximately $28.6 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations into Q1 2024. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued

Cash Flows

Operating activities. The use of cash during the three months ended March 31, 2023 and 2022 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital as well as the commencement of our Scorpius facility. Net cash used in operating activities during the three months ended March 31, 2023 was $13.8 million compared to a use of $10.2 million during the same period in 2022. The increased use was primarily due to an increase in net loss of $4.7 million, an increase in deferred revenue of $0.5 million, an increase in accounts payable of $2.7 million, an increase in other assets of $1.1 million, and an increase in accrued expenses of $2.3 million.

Investing activities. Net cash provided by investing activities was $13.5 million during the three months ended March 31, 2023 compared to $16.8 million during the same period in 2022. The difference was due to the decrease in net sales of short-term investments of $2.7 million from 2022 to 2023 and an increase in purchases of property and equipment of $0.5 million.

Financing activities. Net cash used in financing activities was $(0.3) million during the three months ended March 31, 2023 compared to a use of $(0.1) million during the three months ended March 31, 2022. The difference was due to a $0.2 million net increase in repayments of principal under finance leases.

Current and Future Financing Needs

We have incurred an accumulated deficit of $221.9 million through March 31, 2023. We have incurred negative cash flows from operations since we started our business. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We will need to obtain substantial additional future funding in connection with our manufacture of ANTHIM® and our manufacturing facility construction and set up. Furthermore, we anticipate increased costs associated with the manufacture of ANTHIM® and the increase in headcount due to the acquisition of Elusys. Our agreement with Lonza obligates us to pay for certain services upon placement of an order and only allows us to cancel manufacturing of batches for which we have placed orders under certain circumstances. Based upon the order that we placed in March 2023, we anticipate being obligated to pay over a two-year period to Lonza approximately $34 million and an additional $19 million for resins and other raw materials required for production. On April 19, 2023 we received the final tranche of funding, $1.5 million, from the CPRIT grant.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The material weaknesses are further described below.

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

●	We identified ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.

●	In March 2023, we determined that we had made certain errors in the manner in which we recognized the deferred tax asset valuation allowance related to the acquisition of Elusys, with the result that net loss had been overstated in our quarterly filings for the periods ending June 30, 2022 through September 30, 2022. As a result, we determined that there were material errors in the financial statements that required a restatement of our Forms 10-Q for the quarterly periods ended June 30, 2022 through September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for income taxes.

●	We identified a material weakness related to the ineffective design of certain management review controls across a significant portion of our financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that these material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the current material weakness in internal control over financial reporting. Specifically, we have identified the following practices and/or procedures to remediate the material weaknesses: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties, (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management review controls and (iii) enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of income tax.

We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2022 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2022 Annual Report.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We had an accumulated deficit of $221.9 million as of March 31, 2023 and a net loss of approximately $12.9 million for the three months ended March 31, 2023. We have an accumulated deficit of $209.2 million as of December 31, 2022 and a net loss of approximately $43.9 million for the year ended December 31, 2022 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future and expect our cash and cash equivalents and short-term investments to be sufficient to fund our operations into Q1 2024. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, expand our infectious disease/biological threat program, and continue to support the development of, and commencement of operations at, a new biodefense-focused large molecule and biologics biomanufacturing facility in Manhattan, Kansas. Our audited financial statements for the fiscal year ended December 31, 2022 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditors also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned build out of our Kansas facility or develop any new product candidates that we acquire. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

We have incurred net losses in each year since our inception, including net losses of $12.9 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $221.9 million as of March 31, 2023. For the years ended December 31, 2022 and 2021, we incurred a net loss of $43.9 million and $35.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from sales of our products for several years or from our manufacturing facility until such time as it is fully operational and operating at full capacity. Our ability to achieve profitability will depend on us successfully manufacturing and receiving regulatory approval for ANTHIM® and our other product candidates and market acceptance of our product offerings and services and our capacity to develop, introduce and sell our products and services to our targeted markets. There can be no assurance that future manufacturing of ANTHIM® will be approved or any of our product candidates that are under development will be approved for commercial sale, or even product candidates and products that are approved for commercial sale we will ever generate significant sales or achieve profitability. Furthermore, there can be no assurance that we generate sufficient revenue from manufacturing services to support the expenses anticipated to be incurred by the manufacturing facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in developing and commercializing one or more product candidates and are successful in selling ANTHIM® or are successful in generating revenue as a CDMO, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

During the three months ended March 31, 2023, our operating activities used net cash of approximately $13.8 million and as of March 31, 2023, our cash and cash equivalents and short-term investments were approximately $28.6 million. During the years ended December 31, 2022 and 2021, our operating activities used net cash of approximately $5.7 million and $38.1 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services or any of our product candidates currently in development in the near future until we or our potential partners successfully commercialize our products and in order to generate significant revenue from ANTHIM® sales we will need to engage in full scale manufacturing of ANTHIM® which will take several years. We expect our expenses to increase if and when we commence full scale manufacturing of ANTHIM®. Our agreement with Lonza obligates us to pay for certain services upon placement of an order and only allows us to cancel the manufacturing of batches for which we have placed orders under certain circumstances. Based upon the order that we placed on March 31, 2023, we anticipate being obligated to pay over a two year period to Lonza approximately $34 million and an additional $19 million for resins and other raw materials required for production. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio and the build out and purchase of equipment for the facility in Kansas.

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

On May 15, 2023, there were 26,049,209 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended March 31, 2023 that were not previously disclosed.

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

3.7

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Heat Biologics, Inc. dated as of April 28, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

3.8

Second Amended and Restated Bylaws, dated May 3, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

4.1

Amendment No. 4 to Rights Agreement (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2023 (File No. 001-35994).

10.1

Lease made December 31, 2022 by and between TPB Merchants ICE LLC and Scorpion Biological Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 (File No. 001-35994)).

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

NIGHTHAWK BIOSCIENCES, INC.

Date: May 15, 2023	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)