Form 10-Q
period 2023-09-30
NightHawk Biosciences, Inc.
filed 2023-11-20
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 26,081,890 shares of Common Stock, $0.0002 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Current Assets
Cash and cash equivalents	$2,042,741	$3,191,714
Short-term investments	4,167,755	35,837,309
Accounts receivable	313,906	81,456
Grant receivable	—	1,524,522
Prepaid expenses and other current assets	1,261,228	1,491,123
Current assets held for sale	16,394,533	7,928,136
Total Current Assets	24,180,163	50,054,260

Property and Equipment, net	18,683,898	20,438,521

Operating lease right-of-use asset	5,346,910	5,866,261
Finance lease right-of-use asset	20,979,923	15,329,075
Other assets	453,135	260,011
Deposits	271,115	270,461
Non-current assets held for sale	—	12,178,323
Total Assets	$69,915,144	$104,396,912

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,873,696	$4,213,732
Deferred revenue, current portion	4,056,646	1,585,808
Operating lease liability, current portion	404,566	397,855
Finance lease liability, current portion	895,625	301,048
Accrued expenses and other liabilities	2,031,618	1,916,601
Current liabilities held for sale	14,225,696	9,622,279
Total Current Liabilities	24,487,847	18,037,323

Long Term Liabilities
Deferred revenue, net of current portion	32,500	32,500
Operating lease liability, net of current portion	2,825,536	3,079,887
Financing lease liability, net of current portion	9,122,617	5,520,034
Non-current liabilities held for sale	—	5,290,500
Total Liabilities	36,468,500	31,960,244

Commitments and Contingencies (Note 14 and Note 15)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 26,081,890 and 25,661,488 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5,217	5,126
Additional paid-in capital	285,090,202	283,019,456
Accumulated deficit	(248,962,791)	(209,153,659)
Accumulated other comprehensive income	159,929	51,924
Total Stockholders' Equity - NightHawk Biosciences, Inc.	36,292,557	73,922,847
Non-Controlling Interest	(2,845,913)	(1,486,179)
Total Stockholders' Equity	33,446,644	72,436,668

Total Liabilities and Stockholders' Equity	$69,915,144	$104,396,912

See Notes to Consolidated Financial Statements

INIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$723,126	$58,861	$2,146,804	290,259

Operating expenses:
Cost of revenues	545,023	—	1,540,454	—
Research and development	5,155,359	5,379,780	16,600,186	13,334,021
Selling, general and administrative	6,082,539	4,838,169	19,603,075	13,299,474
In-process research and development impairment	—	3,500,000	—	3,500,000
Change in fair value of contingent consideration	—	(3,118,515)	—	(3,342,515)
Total operating expenses	11,782,921	10,599,434	37,743,715	26,790,980

Operating loss	(11,059,795)	(10,540,573)	(35,596,911)	(26,500,721)

Change in fair value of warrant liability	—	1,456	—	10,746
Other (expense) income, net	(110,352)	74,913	(329,103)	234,517
Unrealized (loss) gain on available-for-sale securities	(36,116)	(145,558)	99,437	(1,577,174)
Total non-operating loss	(146,468)	(69,189)	(229,666)	(1,331,911)

Net loss before income taxes from continuing operations	(11,206,263)	(10,609,762)	(35,826,577)	(27,832,632)
Income tax (expense) benefit	—	(37,063)	571,120	3,288,937
Net loss from continuing operations before income taxes	(11,206,263)	(10,646,825)	(35,255,457)	(24,543,695)
Net loss from discontinued operations before income taxes	(3,040,577)	(2,700,946)	(5,848,220)	(3,931,784)
Income tax expense from discontinued operations	(65,189)	—	(65,189)	—
Net Loss	(14,312,029)	(13,347,771)	(41,168,866)	(28,475,479)
Net loss - non-controlling interest	(1,179,559)	(89,421)	(1,359,734)	(265,256)
Net loss attributable to NightHawk Biosciences, Inc.	(13,132,470)	(13,258,350)	(39,809,132)	(28,210,223)

Net loss per share, basic and diluted - continuing operations	$(0.38)	$(0.41)	$(1.30)	$(0.95)
Net loss per share, basic and diluted - discontinued operations	(0.12)	(0.11)	(0.23)	(0.15)
Net loss per common share attributable to NightHawk Biosciences, Inc., basic and diluted	$(0.50)	$(0.52)	$(1.53)	$(1.10)

Weighted-average common shares outstanding, basic and diluted	26,050,562	25,613,316	26,022,244	25,603,481

Comprehensive loss from continuing operations:
Net loss	$(14,312,029)	$(13,347,771)	$(41,168,866)	$(28,475,479)
Unrealized gain on foreign currency translation	54,967	115,659	108,005	210,245
Total comprehensive loss	(14,257,062)	(13,232,112)	(41,060,861)	(28,265,234)
Comprehensive loss attributable to non-controlling interest	(1,179,559)	(89,421)	(1,359,734)	(265,256)
Comprehensive loss - NightHawk Biosciences, Inc.	$(13,077,503)	$(13,142,691)	$(39,701,127)	$(27,999,978)

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at June 30, 2023	$5,210	$284,453,899	$(235,830,321)	$104,962	$(1,666,354)	$47,067,396
Issuance of common stock - ESPP	7	(7)	—	—	—	—
Stock-based compensation	—	636,310	—	—	—	636,310
Other comprehensive income	—	—	—	54,967	—	54,967
Net loss	—	—	(13,132,470)	—	(1,179,559)	(14,312,029)
Balance at September 30, 2023	$5,217	$285,090,202	$(248,962,791)	$159,929	$(2,845,913)	$33,446,644

	Nine Months Ended September 30, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2022	$5,126	$283,019,456	$(209,153,659)	$51,924	$(1,486,179)	$72,436,668
Issuance of common stock from vesting of restricted stock awards	79	(79)	—	—	—	—
Issuance of common stock - ESPP	12	(12)	—	—	—	—
Stock-based compensation	—	2,070,837	—	—	—	2,070,837
Other comprehensive income	—	—	—	108,005	—	108,005
Net loss	—	—	(39,809,132)	—	(1,359,734)	(41,168,866)
Balance at September 30, 2023	$5,217	$285,090,202	$(248,962,791)	$159,929	$(2,845,913)	$33,446,644

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at June 30, 2022	$5,120	$280,603,302	$(180,670,826)	$26,645	$(1,250,578)	$98,713,663
Issuance of common stock - ESPP	2	(2)	—	—	—	—
Stock-based compensation	—	717,175	—	—	—	717,175
Other comprehensive income	—	—	—	115,659	—	115,659
Net loss	—	—	(13,258,350)	—	(89,421)	(13,347,771)
Balance at September 30, 2022	$5,122	$281,320,475	$(193,929,176)	$142,304	$(1,339,999)	$86,198,726

	Nine Months Ended September 30, 2022
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Issuance of common stock - ESPP	2	(2)	—	—	—	—
Stock-based compensation	—	2,430,389	—	—	—	2,430,389
Other comprehensive income	—	—	—	210,245	—	210,245
Net loss	—	—	(28,210,223)	—	(265,256)	(28,475,479)
Balance at September 30, 2022	$5,122	$281,320,475	$(193,929,176)	$142,304	$(1,339,999)	$86,198,726

See Notes to Consolidated Financial Statements

NIGHTHAWK BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(41,168,866)	$(28,475,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	3,873,079	—
Intangible asset impairment loss	2,277,921	3,500,000
Depreciation and amortization	4,668,589	988,715
Amortization of intangible asset	1,091,250	666,875
Noncash lease expense	318,073	127,681
Stock-based compensation	2,070,837	2,430,389
Change in fair value of common stock warrants	—	(10,746)
Change in fair value of contingent consideration	(177,354)	(3,342,515)
Unrealized (gain) loss on investments	(99,437)	1,577,174
Deferred tax liability	(571,120)	(3,073,000)
Payment of contingent consideration	(100,344)	—
Increase (decrease) in cash arising from changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,022,657)	(5,843,564)
Other assets	(193,124)	12,493,539
Prepaid expenses and other current assets	2,330,808	1,210,730
Grant receivable	1,524,522	(206,163)
Contract receivables	—	24,526,231
Inventory	—	5,844,000
Income tax receivable	600,877	443,968
Right-of-use assets	57,103	(9,974,366)
Deferred tax liability	—	(215,937)
Deposits	25,596	(33,064)
Accounts payable	(749,600)	2,354,279
Deferred revenue	2,470,838	718,850
Accrued expenses and other liabilities	(1,681,915)	(3,512,090)
Other long-term liabilities	—	(53,530)
Net Cash (Used In) Provided by Operating Activities	(30,454,924)	2,141,977

Cash Flows from Investing Activities
Purchase of short-term investments	(439,779)	(1,989,767)
Sale of short-term investments	32,208,771	44,947,779
Purchases of property and equipment	(1,852,665)	(19,271,087)
Disposal of property and equipment	220,802	—
Acquisition of Elusys Therapeutics, net of cash paid	—	2,719,898
Payment of contingent consideration	—	(22,784,571)
Net Cash Provided By Investing Activities	30,137,129	3,622,252

Cash Flows from Financing Activities
Repayments of principal under finance lease	(2,751,037)	(145,672)
Net Cash Used In Financing Activities	(2,751,037)	(145,672)

Effect of exchange rate changes on cash and cash equivalents	(3,188)	(14,194)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,072,020)	5,604,363

Cash and Cash Equivalents – Beginning of the Period	8,434,554	8,053,879

Cash and Cash Equivalents – End of the Period	$5,362,534	$13,658,242

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained upon operating lease commencements	$—	$351,098
Right-of-use assets obtained upon financing lease commencements	$9,983,504	$16,470,969
Right-of-use assets surrendered upon financing lease modifications	$(3,092,408)	$—
Right-of-use assets obtained upon operating lease modifications	$87,839	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$1,233,232
Contingent and deferred cash consideration related to Elusys acquisition	$—	$42,853,685
Reconciliation of cash and cash equivalents at September 30, 2023 and 2022
Cash and cash equivalents included in current assets held for sale	$3,319,793	$5,242,840

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Effective May 3, 2022, Heat Biologics, Inc. changed its name to NightHawk Biosciences, Inc. (the “Company” or “NightHawk”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.

The consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 include the accounts of NightHawk Biosciences, Inc., and its subsidiaries (“the Company”), Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius BioManufacturing, Inc. (“Scorpius”) (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., Abacus Biotech, Inc., and Elusys Therapeutics, Inc. (“Elusys”). The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive income in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2023 and December 31, 2022, NightHawk held an 85% controlling interest in Pelican and a 94% controlling interest in Scorpius. NightHawk accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

In September 2023, the Company commenced the active marketing for the sale of  Elusys Therapeutics, Inc. The divestiture has not been consummated as of September 30, 2023 however, the Company has reflected Elusys Therapeutics, Inc. as a discontinued operation in the consolidated financial statements for all periods presented. See Note 2 for further discussion.

Unless otherwise noted, amounts and disclosure throughout the Notes to the consolidated financial statements are related to the Company’s continuing operations.

Going Concern Uncertainty

The Company has an accumulated deficit of approximately $249.0 million as of September 30, 2023 and a net loss before income taxes from continuing operations of approximately $35.3 million for the nine months ended September 30, 2023 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, which is now its main focus. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, partnerships, grants, funding collaborations and other funding transactions, if any are available. As of September 30, 2023, the Company had approximately $6.2 million in cash and cash equivalents and short-term investments, which it believes is sufficient to fund its operations into the first quarter of 2024. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As a result of these circumstances, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated interim financial statements are issued.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of regulatory approval of the Company’s drug candidates or its manufacturing facility, the timing of completion of construction of the planned manufacturing facility in Kansas, uncertainty of market acceptance of the Company’s products or manufacturing capability or success of new business ventures, competition from substitute products and larger companies, government budget and spending on biological threat programs, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. New risks and uncertainties may develop and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business.

The Company depends on third-party suppliers for key materials and services used in its manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services.

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities from the date of purchase of three months or less to be cash and cash equivalents.

Derivative Financial Instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments, was recorded as a derivative liability under the provisions of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), because they are not considered indexed to the Company’s own stock. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability.” See Note 4 for additional information.

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as a liability, was determined using the Monte Carlo simulation model, which is deemed to be an appropriate model due to the terms of the warrants issued.

The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price, expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2023 the fair value of such warrants was $0.

Short-term Investments

The Company’s short-term investments are equity securities and are carried at their fair value based on quoted market prices. Realized and unrealized gains and losses on equity securities are included in net earnings in the period earned or incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent consideration, income taxes, revenue, and stock-based compensation. Actual results may differ from those estimates.

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

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations and comprehensive loss, for the change that occurred during the fiscal year. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets. Contingent consideration is included in discontinued operations on the consolidated balance sheet.

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

The CPRIT grant covered the period from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advanced grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million was received in April 2023. Funds received were reflected in deferred revenue as a liability until revenue was earned. Grant revenue was recognized when qualifying costs are incurred. When grant funds were received after costs had been incurred, the Company recorded revenue and a corresponding grants receivable until grant funds were received. As of September 30, 2023, all $15.2 million has been recognized and received.

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

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically include only one performance obligation. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin.

The transaction price for services provided under the Company’s contracts reflects its best estimate of the amount of consideration to which it is entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, the Company allocates transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. If observable standalone selling prices are not available, the Company estimates the applicable standalone selling price based on the pricing of other comparable services or on a price that the Company believes the market is willing to pay for the applicable service.

In determining the transaction price, the Company also considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. The Company has included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

Process Development

Process development deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of September 30, 2023, there was $4.1 million of deferred revenue related to process development.

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

Other Assets

The balance consists of $0.5 million of land option agreements for the Kansas facility.

Other Liabilities

In conjunction with the acquisition of Elusys, the Company recorded an uncertain tax position reserve for the research and development credits utilized on the Elusys pre-acquisition short period 2022 return. The Company is not able to assert that the credit amounts utilized are more likely than not to be sustained by the IRS upon audit and thus a liability of $1.0 million was recorded and is included in discontinued operations on the consolidated balance sheet.

Discontinued Operations

In accordance with ASC Subtopic 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (“disposal group”) is required to be reported as discontinued operations if the disposal group represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets held for sale criteria. Assets and liabilities of disposal group meeting discontinued operations treatment is presented separately as held-for-sale. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations.

Assets classified as held for sale that are not sold after the initial one-year period are assessed to determine if they meet the exception to the one-year requirement to continue being classified as held for sale. The disposal group that is held for sale is the Elusys Therapeutics, Inc. subsidiary.

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

2. Discontinued Operations

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. Assets held for sale are included in the Company’s consolidated balance sheets. Gains and losses are not recognized until the date of sale and will be recognized in income (loss) from operating activities.

As of September 30, 2023, the Company’s activities with regard to the divesture of the Elusys Therapeutics business met the criteria to report within discontinued operations. The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period presented.

The Company evaluated its intangible asset and goodwill for impairment under ASC 360-10, Impairment or disposal of long-lived assets and ASC 350, Intangibles—Goodwill and Other. As a result, goodwill was fully impaired by $3.9 million and intangible assets were partially impaired by $2.3 million. These impairments resulted in the carrying value of the held for sale asset being less than the fair value and therefore no loss has been recognized upon reclassification of the disposal group to held for sale treatment.

Assets and liabilities classified as held for sale in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 relate to  the planned divestiture of the Elusys Therapeutics business and consist of the following:

Assets of discontinued operations:	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$3,319,793	$5,242,840
Accounts receivable	6,699,200	—
Income tax refund receivable	—	600,877
Prepaid expenses and other current assets	72,432	2,084,419
Intangible assets, net	5,300,204	—
Other assets	1,002,904	—
Total Current Assets	16,394,533	7,928,136
Long term assets:
Property and equipment, net	—	41,853
Intangible assets, net	—	8,669,375
Goodwill	—	3,301,959
Operating lease right-of-use asset	—	138,885
Deposits	—	26,251
Total long term assets	—	12,178,323
Total assets held for sale	$16,394,533	20,106,459

Liabilities held for sale:
Current liabilities:
Accounts payable	$800,258	$210,321
Accrued expenses and other liabilities	475,618	2,385,319
Contingent consideration, current portion	11,946,916	6,934,115
Operating lease liability, current portion	—	92,524
Other liabilities	1,002,904	—
Total current liabilities	$14,225,696	$9,622,279
Long term liabilities:
Contingent consideration, net of current portion	—	5,290,500
Total long term liabilities	—	5,290,500
Total liabilities held for sale	$14,225,696	$14,912,779

The Company determined that the disposal group represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the Elusys Therapeutics business as a discontinued operation for all periods presented. Details of the loss from discontinued operations included in our consolidated statement of operations are as follows:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$6,699,200	$5,980,994	$6,699,200	6,012,993

Operating expenses:
Cost of revenues	2,161,601	6,319,723	2,161,601	6,319,723
Research and development	1,026,483	1,524,748	2,191,796	2,230,373
Selling, general and administrative	335,851	276,018	1,147,730	481,877
Amortization of intangible asset	363,750	316,875	1,091,250	666,875
Goodwill impairment loss	3,873,079	—	3,873,079	—
Intangible asset impairment loss	2,277,921	—	2,277,921	—
Change in fair value of contingent consideration	(286,855)	—	(177,354)	—
Total operating expenses	9,751,830	8,437,364	12,566,023	9,698,848

Loss from operations	(3,052,630)	(2,456,370)	(5,866,823)	(3,685,855)

Other expense, net	12,053	(244,576)	18,603	(245,929)
Total non-operating income (loss)	12,053	(244,576)	18,603	(245,929)

Net loss from discontinued operations before income taxes	(3,040,577)	(2,700,946)	(5,848,220)	(3,931,784)
Income tax expense from discontinued operations	(65,189)	—	(65,189)	—
Net loss from discontinued operations	$(3,105,766)	$(2,700,946)	$(5,913,409)	$(3,931,784)

3. Acquisitions

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

Elusys Therapeutics

On April 18, 2022 (“Closing Date”), the Company closed on the acquisition of Elusys. The Company paid at the closing a cash upfront payment of $3,000,000 to the former owners (“Sellers”) of Elusys. The Company was obligated to pay the Sellers $2,000,000 of deferred cash consideration (“Merger Consideration”) at the same time that the payment of the receivable consideration was to be distributed to the Sellers as described below, which was paid in the second quarter of 2022. Earn out payments will be paid to the Sellers for a period of 12 years from the date of the closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded, or entered into during the first nine years after the Closing Date.

Per the merger agreement that was executed in connection with the acquisition of Elusys (the “Merger Agreement”), upon collection of the Elusys contract receivables of $24.5 million, The Company is obligated to remit payment of $22.3 million (the “Receivable Consideration”) to the Sellers. In April 2022, $20.8 million was remitted to the Sellers less a hold back of $1.5 million related to future fulfillment cost. Elusys is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract, and the Company agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Contract Deferred Consideration”). The Merger Agreement further provides that 80% of any amounts paid to and received by Elusys (the “Additional Earn Out”) after the Closing Date and prior to June 30, 2023, shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

The Company acquired Elusys to expand its role in the biodefense space, complementing its focus to target emerging biological threats. The Company initially expected to leverage the capabilities of its Scorpius biomanufacturing facility in Manhattan, Kansas, to manufacture Elusys’s therapies internally and therefore benefit from significant operating synergies, cost savings, as well as enhanced oversight, quality control, and speed to market.  However, the Company is unable to manufacture the Elusys’ therapies internally.  In addition, the Company has been unable to generate sufficient revenue from its current manufacturing facility or raise sufficient capital to enable it to build the biomanufacturing facility in Manhattan, Kansas and instead has been required to place contract with third parties for the manufacture of the Elusys’ therapies. See Note 15-Commitments and Contingencies.

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

From the Elusys acquisition date through September 30, 2022, $6.0 million of total revenue and a net loss before income taxes of $2.7 million associated with Elusys operations are included discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022. $6.0 million of total revenue and a net loss before income taxes of $3.9 million associated with Elusys operations are included discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

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

	Three months ended	Nine months ended
	September 30,	September 30,
	2022	2022
	(unaudited)	(unaudited)
Revenue	$29,347,513	$29,892,585
Net loss	$(1,296,510)	$(21,282,125)
Net income (loss) per share, basic and diluted	$(0.05)	$(0.83)

4. Fair Value of Financial Instruments

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

The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended September 30, 2023 or 2022.

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

The following table presents quantitative information about the inputs used in the valuation for the Company’s fair value measurement of the warrant liability classified as Level 3:

	September 30, 2023		December 31, 2022
Current stock price	$0.53		$0.81
Estimated volatility of future stock price	59.02%		80.94%
Risk free interest rate	5.55%		4.75%
Contractual term	0.16	years	0.90	years

As of September 30, 2023, there were a total of 9,357 warrants outstanding that are subject to quarterly revaluation with a fair value of $0.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$4,167,755	$4,167,755	$—	$—

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$35,837,309	$35,837,309	$—	$—

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three and nine months ended September 30, 2023 and 2022:

Elusys
Contingent
Elusys Contingent Consideration:	Consideration
Balance at June 30, 2023	$12,334,115
Payment of contingent consideration	(100,344)
Change in fair value	(286,855)
Reclassification to held for sale	(11,946,916)
Balance at September 30, 2023	$—

Elusys
Contingent
Elusys Contingent Consideration:	Consideration
Balance at December 31, 2022	$12,224,614
Payment of contingent consideration	(100,344)
Change in fair value	(177,354)
Reclassification to held for sale	(11,946,916)
Balance at September 30, 2023	$—

	Pelican
	Contingent	Warrant
	Consideration	Liability
Balance at June 30, 2022	$3,118,515	$1,730
Change in fair value	(3,118,515)	(1,456)
Balance at September 30, 2022	$—	$274

	Pelican
	Contingent	Warrant
	Consideration	Liability
Balance at December 31, 2021	$3,342,515	$11,020
Change in fair value	(3,342,515)	(10,746)
Balance at September 30, 2022	$—	$274

The change in the fair value of the contingent consideration of $(0.3) million and $(3.1) million for the three months ended September 30, 2023 and 2022, respectively, was primarily due to the change in timing and amount of the contract deferred consideration. The change in the fair value of the contingent consideration of $(0.2) million and $(3.3) million for the nine months ended September 30, 2023 and 2022, respectively, was primarily due to the change in timing and amount of the contract deferred consideration. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 (which have now been reclassified to liabilities held for sale in our consolidated balance sheets) as of September 30, 2023 and December 31, 2022:

As of September 30, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Elusys revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2026-2029
		Discount rate	14.0%
		Future revenue projections	$141.4 million

	As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Elusys revenue earn-out	Discounted cash flow analysis	Timing of expected payments	2025-2036
		Discount rate	24.5%
		Future revenue projections	$325.9 million

Elusys deferred contract consideration	Discounted cash flow analysis	Timing of expected payments	2023
		Discount rate	15.5%
		Future revenue projections	$7.6 million

The Company records certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. The September 30, 2023 deferred contract consideration was valued using the estimated actual expected payout. The triggering event for payment to prior Elusys shareholders is the receipt of funds from the US Government. This amount is in accounts receivable, discontinued operations, at September 30, 2023.

5. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of September 30, 2023 and December 31, 2022. Unrealized gains and losses on securities are reported in the other expense line item in the statements of operations and comprehensive loss. Short-term investments at September 30, 2023 and December 31, 2022 consisted of mutual funds with fair values of $4.2 million and $35.8 million, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30,	December 31,
	2023	2022
Prepaid manufacturing expense	$475,536	$91,477
Contract assets	363,918	—
Other prepaid expenses and current assets	280,787	1,132,502
Prepaid insurance	104,126	201,252
Prepaid preclinical and clinical expenses	36,861	65,892
	$1,261,228	$1,491,123

7. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022
Lab equipment	$21,080,029	$18,060,058
Leasehold improvements	2,827,289	2,486,329
Construction-in-process	—	2,053,335
Computers	850,211	502,084
Furniture and fixtures	277,882	245,770
Vehicles	—	44,562
Total	25,035,411	23,392,138
Accumulated depreciation	(6,351,513)	(2,953,617)
Property and equipment, net	$18,683,898	$20,438,521

Depreciation expense was $1.2 million and $3.4 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

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

The Company evaluated its intangible asset and goodwill for impairment under ASC 360-10, Impairment or disposal of long-lived assets and ASC 350, Intangibles—Goodwill and Other. As a result, goodwill was fully impaired by $3.9 million and intangible assets were partially impaired by $2.3 million. Elusys’ intangible asset relates to the ANTHIM® formulation and was amortized over its remaining patent life of approximately 80 months. The intangible asset is no longer being amortized now that is included in discontinued operations.

The change in the carrying amount of goodwill and intangible assets during the nine months ended September 30, 2023 is as follows:

		Intangible
	Goodwill	Assets
Balance at December 31, 2022	$3,301,959	$8,669,375
Impairment	(3,873,079)	(2,277,921)
Acquisition fair value adjustments	571,120	—
Amortization of intangible asset	—	(1,091,250)
Reclassified to discontinued operations	—	(5,300,204)
Balance at September 30, 2023	$—	$—

The Company finalized the purchase price allocation for the Elusys acquisition in April 2023 and recorded a measurement period adjustment that increased goodwill by approximately $0.6 million, increased other assets by $1.0 million, increased the liability for uncertain tax positions by $1.0 million and increased the deferred tax liability by the $0.6 million (see Note 13).

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Accrued marketing expenses	$749,998	$—
Accrued preclinical and clinical trial expenses	252,618	953,252
Compensation and related benefits	373,211	491,191
Accrued manufacturing expenses	345,646	6,133
Other expenses	240,145	426,025
Accrued franchise tax	70,000	40,000
	$2,031,618	$1,916,601

10. Stockholders’ Equity

Common Stock Warrants

As of September 30, 2023, the Company had outstanding warrants to purchase 313,358 shares of common stock issuable at a weighted-average exercise price of $11.55 per share. As of December 31, 2022, the Company had outstanding warrants to purchase 747,383 shares of common stock issuable at a weighted-average exercise price of $11.06 per share.

The following table summarizes the activity of the Company’s common stock warrants for the nine months ended September 30, 2023. The Company had no common stock warrant activity during the nine months ended September 30, 2022.

Common Stock
Warrants
Outstanding, December 31, 2022	747,383
Expired	(434,025)
Outstanding, September 30, 2023	313,358

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

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and nine months ended September 30, 2023, the Company recorded $0.6 million and $2.1 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0.7 million and $2.4 million of stock-based compensation expense, respectively. No compensation expense for employees with stock awards was capitalized during the three and nine months ended September 30, 2023 and 2022.

Stock Options - Under the Plans, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the nine months ended September 30, 2023 and 2022, the Company issued options that expire ten years from the date of grant.

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

The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2023 and 2022:

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

The following table summarizes weighted-average assumptions used in our calculations of fair value for the nine months ended September 30, 2023 and 2022:

	2023		2022
Dividend yield	—%		—%
Expected volatility	101.92%		102.75%
Risk-free interest rate	2.47%		2.51%
Expected lives (years)	5.6	years	6.0	years

Stock Option Activity – During the nine months ended September 30, 2023, there were no options granted. The weighted-average fair value of options granted during the nine months ended September 30, 2022, as determined under the Black-Scholes option pricing model, was $2.25 per share.

The following is a summary of the stock option activity for the nine months ended September 30, 2023:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2022	7,036,874	$3.67	$16,842
Expired	(102,847)	8.59
Forfeited	(214,084)	3.42
Stock options outstanding at September 30, 2023	6,719,943	$3.61	$10,947	8.3	Years
Stock options exercisable at September 30, 2023	3,949,543	$4.85	$10,947	7.9	Years

Unrecognized compensation expense related to unvested stock options was $3.2 million as of September 30, 2023, which is expected to be recognized over a weighted-average period of 1.1 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the nine months ended September 30, 2023:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2022	34,001	$3.22
Released	(34,001)	3.22
Restricted stock at September 30, 2023	—	$—

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

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2023:

Weighted

		Average
	Shares	Fair Value
RSUs at December 31, 2022	—	$—
Granted	360,000	1.18
Released	(80,000)	1.18
RSUs at September 30, 2023	280,000	$1.18

11.  Revenue

Product sales

On April 19, 2022, Elusys entered into a contract with Public Works and Government Services of Canada to deliver 3,000 vials of ANTHIM® (FDA-approved anthrax antitoxin) for treatment of inhalational anthrax due to Bacillus anthrax. The total contract award was $5.9 million with a delivery date on or before September 30, 2022. This order was fulfilled on September 13, 2022 for the total contract amount of $5.9 million, of which after deducting fulfillment expenses, $1.1 million was retained by Elusys and $4.6 million was paid to Seller. This is included in discontinued operations on the consolidated statements of operations and comprehensive loss.

On September 13, 2023, Elusys completed the manufacturing conversion of 23,732 vials of ANTHIM® with its contract with the US Department of Health and Human Services for the contract amount of $6.7 million which is included in discontinued operations on the consolidated statements of operations and comprehensive loss.

Grant revenue

In June 2016, Pelican entered into a cancer research grant contract (or “Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, TNFRSF25). The grant contract covers a period from June 1, 2016 through November 30, 2020, as amended through May 31, 2023. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017 and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million was received in April 2023 after the Company had fulfilled every requirement of the grant and the grant had been approved to be finalized. As of September 30, 2023, all $15.2 million has been recognized and received. There was no grant revenue during the three and nine months ended September 30, 2023 and $0.1 million and $0.3 million of grant revenue during the three and nine months ended September 30, 2022.

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

Through September 30, 2023, $15.2 million of grant funding has been recognized as revenue and received. As of December 31, 2022, the Company had a grant receivable balance of $1.5 million for CPRIT proceeds not yet received but for which the costs had been incurred or the conditions of the award have been met. In April, 2023, the final $1.5 million of funding was received.

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

Process development revenue

During the three and nine months ended September 30, 2023, the Company recognized $0.6 million and $2.0 million in process development revenue. All process development revenue was primarily derived from two customers who each represented over 10% of the total recognized revenue. These revenues were derived from the contract liability which was recorded in the prior period as deferred revenue.

The following table presents changes in contract liabilities for the three months ended September 30, 2023 and 2022:

Contract liabilities
Balance at June 30, 2023	$(2,734,524)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	638,625
Net change to contract balance recognized since beginning of period due to amounts collected	(1,993,247)
Balance at September 30, 2023	$(4,089,146)

Contract liabilities
Balance at June 30, 2022	$(35,000)
Changes to the beginning balance arising from:
Net change to contract balance recognized since beginning of period due to amounts collected	(716,350)
Balance at September 30, 2022	$(751,350)

The following table presents changes in contract liabilities for the nine months ended September 30, 2023 and 2022:

Contract liabilities
Balance at December 31, 2021	$(35,000)
Changes to the beginning balance arising from:
Net change to contract balance recognized since beginning of period due to amounts collected	(1,583,308)
Balance at December 31, 2022	(1,618,308)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	1,962,303
Net change to contract balance recognized since beginning of period due to amounts collected	(4,433,141)
Balance at September 30, 2023	$(4,089,146)

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

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2022	$66,049
Closing on December 31, 2022	$81,456
Closing on September 30, 2023	$313,906

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

For the three and nine months ended September 30, 2023 and 2022, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to NightHawk Biosciences, Inc.:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(14,312,029)	$(13,347,771)	$(41,168,866)	$(28,475,479)
Net loss - Non-controlling interest	(1,179,559)	(89,421)	(1,359,734)	(265,256)
Net loss attributable to NightHawk	$(13,132,470)	$(13,258,350)	$(39,809,132)	$(28,210,223)

Weighted-average common shares outstanding, basic and diluted	26,050,562	25,613,316	26,022,244	25,603,481

Net loss per share, basic and diluted - continuing operations	$(0.38)	$(0.41)	$(1.30)	$(0.95)
Net loss per share, basic and diluted - discontinued operations	(0.12)	(0.11)	(0.23)	(0.15)
Net loss per common share attributable to NightHawk Biosciences, Inc., basic and diluted	$(0.50)	$(0.52)	$(1.53)	$(1.10)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three and nine months ended September 30, 2023 and 2022 due to their anti-dilutive effect:

	2023	2022
Outstanding stock options	6,719,943	3,006,968
Restricted stock subject to forfeiture and restricted stock units	280,000	46,859
Outstanding common stock warrants	313,358	747,383

13. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023. This rate does not include the impact of income tax expense or benefit recognized as discrete items. The total tax expense or (benefit) during the three months ended September 30, 2023 and 2022, was approximately $0.1 million and $(0.04) million, respectively.  The total tax expense or (benefit) during the nine months ended September 30, 2023 and 2022, was approximately $(0.5) million and $(3.3) million, respectively. In general, the variation between the Company's quarterly or YTD effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets, and (ii) income tax benefits of $(0.6) million and $(3.0) million recognized as discrete items during the quarters ended June 30, 2023 and June 30, 2022, respectively, related to the purchase accounting for the Elusys Therapeutics, Inc. acquisition.

The Company incurred losses for the nine month period ended September 30, 2023 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

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

As of September 30, 2023, the Company's liability for unrecognized tax benefits was $1.5 million. Of this balance, $1.0 million would affect the Company's effective tax rate if recognized and is included in discontinued operations.

The Company’s policy for recording interest and penalties is to record them as a component of income tax expense. For the nine months ended September 30, 2023, the Company accrued interest and penalty related to uncertain tax positions in the total amount of $0.1 million. This amount is included in the total income tax expense or (benefit) from discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Loss.

14. Leases

The Company accounts for its leases under ASC 842, Leases. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; Parsippany, New Jersey and North Brunswick, New Jersey. The North Carolina lease will expire in 2030, the Texas lease will expire in 2037, the Parsippany lease will expire in July 2024 and the New Brunswick leases will expire in July 2025. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term; however the option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. NightHawk recorded an operating lease right-of-use asset of $5.6 million and lease liability of $3.2 million for this lease in the accompanying consolidated balance sheets.

In October 2021, Scorpius entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of December 31, 2022, Scorpius has reimbursed Merchants Ice II, LLC $24.3 million. There were no additional reimbursements during the nine months ended September 30, 2023. Based on ASC 842, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

In December 2022, Scorpius entered into a lease agreement with TPB Merchants Ice, LLC to lease an 8,042 square foot facility in San Antonio, TX for additional general office, laboratory, research, analytical, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and provides up to $6.5 million for tenant improvements. Scorpius paid the lessor $5.4 million in prepaid rent which rolled-up into the right-of-use asset upon lease commencement. The lease commenced on May 2, 2023. Scorpius recorded a right-of-use asset of $7.8 million and a lease liability of $2.3 million for this lease in the accompanying consolidated balance sheets.

Total cash paid for operating leases during the three and nine months ended September 30, 2023 was $0.2 million and $0.6 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within general and administrative and research and development as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Operating lease cost	$287,590	956,673
Finance lease cost
Amortization of lease assets	526,709	1,240,249
Interest on lease liabilities	235,566	525,791
Total finance lease cost	$762,275	$1,766,040

The weighted average remaining lease term and incremental borrowing rate as of September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
Weighted average remaining lease term
Operating leases	6.7	years	4.2	years
Finance leases	11.3	years	9.5	years
Weighted average incremental borrowing rate
Operating leases	9.45%		5.25%
Finance leases	10.12%		6.65%

Maturities of operating and finance lease liabilities as of September 30, 2023 were as follows:

	Operating Leases	Finance Leases	Total
2023 (excluding the nine months ended September 30, 2023)	$175,322	411,365	$586,687
2024	667,825	1,825,556	2,493,381
2025	635,180	1,736,837	2,372,017
2026	575,350	1,664,975	2,240,325
2027	592,572	902,127	1,494,699
2028	610,407	931,290	1,541,697
2029	628,723	961,311	1,590,034
Thereafter	536,933	9,340,354	9,877,287
Total minimum lease payments	4,422,312	17,773,815	22,196,127
Less: imputed interest	(1,192,210)	(7,755,573)	(8,947,783)
Present value of lease liabilities	$3,230,102	$10,018,242	$13,248,344

15. Commitments and Contingencies

Elusys relies on Lonza, a third-party manufacturer, to produce commercial quantities of its ANTHIM® bulk drug product requirements. Elusys has firm orders with Lonza for future purchases of bulk drug substance, with remaining total non-cancellable future commitments of approximately $53.0 million through 2025. If Elusys were to terminate certain firm orders with Lonza without cause, it will be required to pay for bulk drug substance scheduled for manufacture under its arrangement.

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

OVERVIEW

Our current focus is on our contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries through our Scorpius Biomanufacturing, Inc. (“Scorpius”) subsidiary. Scorpius pairs cGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics. Our services include clinical and commercial drug substance manufacturing, release and stability testing and variety of process development services, including upstream and downstream development and optimization, analytical method development, cell line development, testing and characterization. Our lead facility in San Antonio, TX commenced operations in October 2022.

During the past year, our priorities had shifted to our biodefense and biomanufacturing capabilities resulting in a refocusing of our resources and efforts towards biodefense and biomanufacturing and away from our clinical-stage oncology assets including HS-110 and PTX-35. We also intend to continue discovery efforts of our subsidiary, Skunkworx, if we have sufficient resources.

We acquired Elusys to expand our role in the biodefense space, complementing our focus to target emerging biological threats. We initially  expected to leverage the capabilities of its Scorpius biomanufacturing facility in Manhattan, Kansas, to manufacture Elusys’s therapies internally and therefore benefit from significant operating synergies,cost savings  as well as enhanced oversight, quality control, and speed to market. However, we have been unable to manufacture the Elusys’ theapies internally and have been unable to generate sufficient revenue from our current manufacturing facility or raise sufficient capital to enable us to build the biomanufacturing facility in Manhattan, Kansas and instead have been required to place contract with third parties for the manufacture of the Elusys’ therapies. Elusys’ agreement with Lonza obligates us to pay for certain services upon placement of an order and only allows us to cancel manufacturing of batches for which we have placed orders under certain circumstances. Based upon the order that we placed in March 2023, we anticipate being obligated to pay over a two-year period to Lonza approximately $34 million and an additional $19 million for resins and other raw materials required for production. Based on our financial position and the foregoing, management continues to evaluate our future direction, including continuing to explore strategic alternatives, including the divestiture of Elusys.

In August 2023,  Mr. Wolf submitted a non-binding offer letter to our Board of Directors, for an entity that he controlled to buy all of the equity of Elusys. After receipt of the offer letter, the Special Committee of the Board of Directors, comprised of all of the members of the Board other than Mr. Wolf,  commenced the active marketing of  Elusys with the intend of reducing our obligations.

On September 18, 2023, our Board approved a refocus and restructuring plan (the “Plan”) to shed our non-core assets and reduce its operating costs in order to refocus its efforts and resources on Scorpius Biomanufacturing, Inc.(“Scorpius”), our revenue generating contract development and manufacturing organization (“CDMO”). The goal of this reduction was to direct our resources towards developing our CDMO business, which we believe will represent our best opportunity for success. Pursuant to the Plan, on September 18, 2023, we implemented a workforce reduction of approximately 13 employees engaged in our research and development efforts, or 14% of our current workforce and substantially reduced our associated research and development efforts.   The Plan is expected to save approximately $1.8 million in compensation annually.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues. For the three months ended September 30, 2023 we recognized $6.7 million of revenue from product sales, which is included in discontinued operations, $0.6 million of revenue from process development and $0.1 million from service revenue. For the three months ended September 30, 2022 we recognized $5.98 million of product sales revenue, which is included in discontinued operations, and $0.06 million of service revenue. The increase in product sales revenue is due to the completion of the manufacturing conversion of ANTHIM® and the increase in process development revenue is attributable to the operations of the San Antonio CDMO facility. No grant revenue was recognized in 2023 as the CPRIT grant has ended.

Cost of revenues. Cost of revenues were $2.7 million for the three months ended September 30, 2023. Of these, $2.2 million primarily reflect the manufacturing conversion costs from the sale of ANTHIM® which are included in discontinued operations. The remaining $0.5 million primarily consists of direct cost of labor, overhead and material costs at Scorpius. We recognized $6.4 million of product cost of revenues for the three months ended September 30, 2022 driven by the sale of ANTHIM® to Canada which is included in discontinued operations.

Research and development expense. Research and development expenses decreased approximately 3.7% to $5.2 million for the three months ended September 30, 2023 compared to $6.9 million for the three months ended September 30, 2022. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	September 30,
	2023	2022
Programs
HS-110	$—	$0.1
HS-130	—	0.1
PTX-35	0.1	0.6
Other programs	0.3	0.3
Unallocated research and development expenses	4.8	4.3
	$5.2	$5.4

●	HS-110 expense decreasaed by $0.1 million primarily due to the discontinuation of the clinical trial in 2022.
●	HS-130 expense decreased to $0.0 from $0.1 million due to the de-prioritization of our oncology assets.
●	PTX-35 expense decreased by $0.5 million primarily due to the discontinued clinical trial and development of the product candidate in the third quarter of 2022.
●	Other programs expense stayed consistent at $0.3 million and primarily relate to close out costs of our R&D facility.

●	Unallocated research expenses increased by $0.5 million primarily due to increased personnel costs, depreciation expense, amortization expense and scientific hardware and software.

Selling, general and administrative expense. Selling, general and administrative expenses were $6.1 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to increases in marketing expense of $0.6 million, personnel expense of $0.4 million, depreciation and amortization of $0.2 million, and rent expense of $0.2 million, offset by a decrease insurance expense of $0.1 million.

Total non-operating loss. Total non-operating loss was $(0.1) million for the three months ended September 30, 2023 which primarily consisted of $0.03 million of unrealized gains on short-term investment balances, $0.2 million of interest and dividends income on short-term investment balances, offset by $0.8 million of interest expense and amortization related to finance leases. Total non-operating loss was $(0.07) million for the three months ended September 30, 2022 which primarily consisted of $(0.1) million of unrealized losses on short-term investment balances, offset by $0.07 million of interest and dividends income on short-term investment balances.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenues. For the nine months ended September 30, 2023 we recognized $6.7 million from product sales, which are included in discontinued operations, $0.1 million of revenue from a licensing agreement with Shattuck Labs and $2.0 million of revenue from process development. For the nine months ended September 30, 2022 we recognized $5.98 million of product sales revenue, which are included in discontinued operations, $0.1 million of contract revenue, and $0.2 million of CPRIT grant revenue. The increase in product sales revenue is due to the completion of the manufacturing conversion of ANTHIM® and the increase in process development revenue is attributable to the operations of the San Antonio CDMO facility. No grant revenue was recognized in 2023 as the CPRIT grant has ended.

Cost of revenues. Cost of revenues were $3.7 million for the nine months ended September 30, 2023. $2.1 million of these expenses primarily reflect the manufacturing conversion costs from the sale of ANTHIM® which are included in discontinued operations. The remaining $1.5 million primarily consists of direct cost of labor, overhead and material costs at Scorpius. We recognized $6.4 million of product cost of revenues for the nine months ended September 30, 2022 driven by the sale of ANTHIM® to Canada.

Research and development expense. Research and development expenses increased approximately 24.8% to $16.6 million for the nine months ended September 30, 2023 compared to $13.3 million for the nine months ended September 30, 2022. The components of R&D expense are as follows, in millions:

	For the Nine Month's Ended
	September 30,
	2023	2022
Programs
HS-110	$1.4	$0.4
HS-130	—	0.7
PTX-35	1.3	1.8
Other programs	1.1	0.5
Unallocated research and development expenses	12.8	9.9
	$16.6	$13.3

●	HS-110 expense increased $1.0 million primarily due to site close out fees.
●	HS-130 expense decreased to $0.0 from $0.7 million due to the de-prioritization of our oncology assets.
●	PTX-35 expense was $1.3 million primarily consisting of the expensing of prepaid expenses associated with the discontinued clinical trials and development of the product candidate in the third quarter of 2022.
●	Other programs expense increased by $0.6 million primarily due to a increase in close out costs of our R&D facility.
●	Unallocated research expenses increased by $2.9 million primarily due to increased personnel costs, including stock-based compensation from stock awards, and contractor expense.

Selling, general and administrative expense. Selling, general and administrative expenses were $19.6 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to increases in personnel expenses of $1.8 million, marketing expenses of $1.9 million, professional expenses of $1.3 million, depreciation and amortization of $0.6 million, rent expense of $0.6 million, and facility expense of $0.1 million.

Total non-operating loss. Total non-operating loss was $(0.2) million for the nine months ended September 30, 2023 which primarily consisted of $0.1 million of unrealized gains on short-term investment balances, $0.5 million of interest income from interest and dividends income on short-term investment balances, $(0.5) million of interest expense from finance liceases, and $(0.2) million loss on the disposal of assets. Total non-operating loss was $(1.3) million for the nine months ended September 30, 2022 which primarily consisted of $(1.6) million of unrealized losses on short-term investment balances off-set by $0.2 million from interest and dividends income on short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2023, we had approximately $9.5 million in cash and cash equivalents and short-term investments, of which $3.3 million is in discontinued operations, which we believe is sufficient to fund our operations into Q1 2024. On September 18, 2023, our Board approved the Plan described above and commenced the active marketing of Elusys with the intent of reducing our obligations. Despite the cost savings measures and the cash received and to be received, management has determined that there is substantial doubt about the Companys ability to continue as a going concern within one year after the consolidated financial statements are issued. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations and therefore we will need to raise capital to sustain our operations. As a result, management continues to evaluate the Company’s future direction, including continuing to explore strategic alternatives and the active marketing of the divestiture of Elusys. However, there can be no assurance that these strategic alternatives will be successful. If we do not raise capital or successfully engage a strategic partner in the next few months, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and at-the market offerings, and to a lesser extent, the proceeds from the exercise of warrants. During May 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $18.8 million and after the closing of the offering, an additional $4.8 million from the exercise of 436,381 warrants issued in this offering. During November 2018, we closed a public offering of shares of our common stock and warrants to purchase shares of our common stock in which we received net proceeds of approximately $12.7 million. For the years ended December 31, 2018 and 2019, we received net proceeds of approximately $3.8 million from sales of our common stock in at-the-market offerings. On January 21, 2020, we closed an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock pursuant to which we received net proceeds of approximately $6.4 million. During the year ended December 31, 2021, we received net proceeds of $25.6 million from the sale of 2,106,027 shares of our common stock in at-the-market offerings. As of September 30, 2023, we had an accumulated deficit of approximately $249.0 million and as of December 31, 2022, we had an accumulated deficit of approximately $209.2 million. We had net losses of $41.2 million and $28.5 million for the nine months ended September 30, 2023 and 2022, respectively.

We expect to incur significant commercialization expenses related to our CDMO business. We will need to obtain substantial additional future funding in connection with our our manufacturing facility operations.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;

●	our ability to attract customers for our CDMO services;
●	the number and scope of our research programs;
●	the progress of our preclinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals;
●	the receipt of grant funding if any;
●	clinical laboratory development and testing; and
●	additional manufacturing facility construction costs and equipment costs.

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic partners, public or private sales of our equity or debt financings, mergers, a sale of our Company, divestiture of assets, a combination of these, or other strategic transactions. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock, such as through the Amended and Restated Common Stock Sales Agreement with B. Riley FBR, Inc., or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to raise additional funds when needed or engage a strategic partner, the Company may be required to delay, reduce, or terminate some or all of its operations and we may be forced to cease operations, liquidate our assets, and possibly seek bankruptcy protection.

Elusys relies on Lonza, a third-party manufacturer, to produce our commercial quantities of our ANTHIM® bulk drug substance requirements. Elusys has firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $53.0 million through 2025. As of September 30, 2023, we had approximately $9.5 million in cash and cash equivalents and short-term investments, which are expected to fund our operations into the first quarter of 2024. Management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements are issued.

Cash Flows

Operating activities. The use of cash during the nine months ended September 30, 2023 and 2022 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital as well as the commencement of our Scorpius facility. Net cash used in operating activities during the nine months ended September 30, 2023 was $30.5 million compared net cash provided by of $2.1 million during the same period in 2022. The increased use was primarily due to an increase in net loss of $12.7 million, an increase in depreciation of $3.7 million, an increase in goodwill impairment loss of $3.9 million, a decrease in intangible asset impairment loss of $1.2 million, a decrease in the change in fair value of contingent consideration of $3.2 million, a decrease in other assets of $12.7 million, a decrease in contract receivables of $24.5 million, a decrease in inventory of $5.8 million, an increase in right-of-use assets of $10.0 million, a decrease in accounts payable of $3.1 million, an increase in deferred revenue of $1.8 million and an increase in accrued expenses and other liabilities of $1.8 million.

Investing activities. Net cash provided by investing activities was $30.1 million during the nine months ended September 30, 2023 compared to $3.6 million during the same period in 2022. The difference is primarily due the decreased sale of short term investments of $32.2 million offset by the increase in purchases of property and equipment of $1.9 million.

Financing activities. Net cash used in financing activities was $2.7 million during the nine months ended September 30, 2023 compared to a use of $0.1 million during the nine months ended September 30, 2022. The difference was due to a $2.6 million net increase in repayments of principal under finance leases.

Current and Future Financing Needs

We have incurred an accumulated deficit of $249.0 million through September 30, 2023. We have incurred negative cash flows from operations since we started our business. We expect to incur significant commercialization expenses related to our manufacturing facility operations for Scorpius.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The material weaknesses are further described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of $249.0 million as of September 30, 2023 and a net loss of approximately $41.2 million for the nine months ended September 30, 2023. We have an accumulated deficit of $209.2 million as of December 31, 2022 and a net loss of approximately $43.9 million for the year ended December 31, 2022 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future and expect our cash and cash equivalents and short-term investments to be sufficient to fund our operations into Q1 2024. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, and expand our infectious disease/biological threat program. Our audited financial statements for the fiscal year ended December 31, 2022 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditors also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned build out of our Kansas facility or develop any new product candidates that we acquire. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We continue to evaluate strategic alternatives due to our cash runway and there can be no assurance that any strategic alternative will be successful.

As of September 30, 2023, we had approximately $9.5 million in cash and cash equivalents and short-term investments, which we believe is sufficient to fund our operations into Q1 2024. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations and therefore we will need to raise capital to sustain our operations. As a result, management continues to evaluate the Company’s future direction, including continuing to explore strategic alternatives and the divestiture of Elusys. However, there can be no assurance that these strategic alternatives will be successful. If we are unable to divest Elusys, additional capital will be required to pay the Elusys obligations. If we do not raise capital or successfully engage a strategic partner in the next few months, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

We have incurred net losses in each year since our inception, including net losses of $41.2 million and $28.5 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $249.0 million as of September 30, 2023. For the years ended December 31, 2022 and 2021, we incurred a net loss of $43.9 million and $35.4 million, respectively. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from sales of our products for several years or from our manufacturing facility until such time as it is fully operational and operating at full capacity. Our ability to achieve profitability will depend on market acceptance of our product offerings and services and our capacity to develop, introduce and sell our products and services to our targeted markets. Furthermore, there can be no assurance that we generate sufficient revenue from manufacturing services to support the expenses anticipated to be incurred by the manufacturing facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in generating revenue as a CDMO, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	generate and increase third-party client sales and realized revenue at our CDMO;
●	continue to undertake preclinical development and conduct clinical trials for product candidates;
●	seek regulatory approvals for product candidates;
●	implement additional internal systems and infrastructure;
●	devote resources to constructing a facility for the development of bioanalytics, process development and manufacturing activities; and
●	hire additional personnel.

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

During the nine months ended September 30, 2023, our operating activities used net cash of approximately $30.5 million and as of September 30, 2023, our cash and cash equivalents and short-term investments were approximately $9.5 million. During the years ended December 31, 2022 and 2021, our operating activities used net cash of approximately $5.7 million and $38.1 million, respectively. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services or any of our product candidates currently in development in the near future until we or our potential partners successfully commercialize our products. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio. If we should move forward with the build out and purchase of equipment for the manufacturing facility in Kansas, we will incur significant expenses.

We will need to raise additional capital to fund our long-term operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock through at the market issuances, debt financings and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the NYSE American that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to continue our CDMO operations or continue to maintain our listing on the NYSE American. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our business is now concentrated in one industry segment, the CDMO business.

Our business operations are now concentrated in one business segment, the CDMO business. To date, we have not generated significant revenue from the CDMO business and there can be no assurance that we will be able to do so in the future. We are continually promoting our technologies and CDMO capabilities to further expand and grow our revenue base.

If revenue from a third-party customer or client is concentrated in an amount that makes up a significant percentage of our total revenues, we may be adversely impacted by the significant dependence upon that client, including but not limited to, receipt and collections of outstanding amounts, continued operational allocations toward the client and related efficiencies, capacity and opportunity costs.

At this time, we are continually promoting our technologies and CDMO capabilities to further expand and grow our revenue base and business. We will continue to consider any potential revenue and client related concentration risks. During the nine months ended September 30, 2023, two customers accounted for all of our process development revenue. Although we expect our revenues to increase and further vary by client over the next twelve months, there are no guarantees we will be correct in our assumptions.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On November 20, 2023, there were 26,081,890 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended September 30, 2023 that were not previously disclosed.

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

NIGHTHAWK BIOSCIENCES, INC.

Date: November 20, 2023	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)