Form 10-K
period 2023-12-31
Scorpius Holdings, Inc.
filed 2024-04-26
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-35994

Scorpius Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2844103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

627 Davis Drive, Suite 300
Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0002 par value per share	SCPX	NYSE American LLC
Common Stock purchase rights		NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16,554,383 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of April 26, 2024, the issuer had 36,031,964 shares of common stock outstanding.

Documents incorporated by reference: None.

SCORPIUS HOLDINGS, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report and in some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” “NightHawk,” and “Scorpius” refer to Scorpius Holdings, Inc. and its subsidiaries.

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

Risks Relating to Financial Position and Capital Requirements

●	To date, we have not generated significant revenue.
●	We will need to raise additional capital to support our short and long-term business plans.
●	Our consolidated financial statements have been prepared assuming that we will continue as a going concern.
●	We have a limited operating history in our current lines of business.
●	We have incurred net losses every year since our inception and expect this to continue.
●	We face risks related to the restatement of our previously issued financial statements.
●	We identified a material weakness in our internal control over financial reporting.

Risks Relating to Our Company

●	We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities.
●	We depend on spending and demand from our customers for our services.
●	To date, our revenues have come from a limited number of customers.
●	We generally do not have long-term CDMO customer contracts.
●	All of our manufacturing operations are conducted at our facility situated in San Antonio, Texas.
●	The operations of our CROs and suppliers could also be subject to business interruptions.

●	We rely on third parties to supply most of the necessary raw materials.
●	If we are unable to provide quality and timely services, our business could suffer.
●	Our customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenues and profitability.
●	Our use of hazardous and biological materials could result in us being liable for damages.
●	Impairment of acquired intangible assets could result in a significant charge to earnings.

Risks Relating to Regulatory Approval and Commercialization

●	Failure to comply with existing and future regulatory requirements for our CDMO could adversely affect our business, financial condition, and results of operations.
●	We may not be able to compete successfully for market share against other biomanufacturing companies.
●	We will continue to be subject to ongoing and extensive regulatory requirements.
●	We will continue to be subject to ongoing and extensive regulatory requirements.
●	We have no experience selling, marketing or distributing products, and have no internal capability to do so.
●	We may not be successful in establishing and maintaining strategic partnerships.
●	Legislative and regulatory changes affecting the health care industry could adversely affect our business.
●	We may be exposed to liability claims associated with the use of biological and hazardous materials.
●	We may incur substantial liabilities.
●	International expansion of our business exposes us to risks.
●	We are vulnerable to any failure to maintain the security of information.
●	Failure to maintain the security of information could expose us to litigation.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.
●	Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.
●	We could be adversely affected by violations of the U.S. and other worldwide anti-bribery laws.

Intellectual Property Risk Factors

●	We have limited protection for our intellectual property, which could impact our competitive position.
●	The technology we license or our products be found to infringe third-party rights.
●	We rely on a license to use various technologies that are material to our business.
●	The U.S. government may have “march-in rights” to certain of our intellectual property.

General Risk Factors

●	Changes in general economic conditions and geopolitical conditions may adversely impact our business and operating results.
●	We may not successfully effect our intended expansion, which would harm our business prospects.
●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.
●	We rely on key executive officers and scientific, regulatory, and medical advisors.
●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
●	Reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive.
●	Our failure to meet the continued listing requirements of NYSE American could result in a de-listing of our common stock.
●	The possible issuance of common stock may dilute the interests of stockholders.
●	The issuance of additional securities could adversely affect the rights of the holders of our common stock.
●	Certain provisions of the General Corporation Law of the State of Delaware, our bylaws and stockholder rights plan may have anti-takeover effects.
●	Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders.
●	Future sales of our common stock by our existing stockholders could cause our stock price to decline.
●	Our shares of common stock are from time to time thinly traded.
●	Holders of our warrants will have no rights as a common stockholder until they acquire our common stock.

●	There is no established market for the warrants that we previously issued.
●	The shares of common stock offered under any at the market offering that we may engage in, and investors who buy shares at different times will likely pay different prices.
●	Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Item 1.       Business

We are a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of biologics manufacturing services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. Scorpius pairs CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the production of cell- and gene-based therapies as well as large molecule biologics. Our services include clinical and commercial drug substance manufacturing, release and stability testing and variety of process development services, including upstream and downstream development and optimization, analytical method development, as well as cell line development, testing and characterization. Our San Antonio, TX facility commenced operations in September 2022.

During the past year, our priorities had shifted to biomanufacturing capabilities resulting in a refocusing of our resources and efforts towards biomanufacturing and away from our clinical-stage oncology assets including HS-110 and PTX-35, and biodefense efforts. We also intend to continue minimal discovery efforts of our subsidiary, Skunkworx, if we have sufficient resources.

Recent Developments

Sales Agreement

On December 8, 2023, we entered into a Sales Agreement (the “2023 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent” or “A.G.P.”) providing for the sale by us of shares of our common stock, from time to time, through or to A.G.P., as sales agent or principal, with certain limitations on the amount of common stock that may be offered and sold by us as set forth in the Sales Agreement (the “Offering”). Prior to entering into the Sales Agreement with A.G.P., effective December 8, 2023, we terminated the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among us, B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as amended by Amendment No. 1 thereto, dated December 10, 2020 (the “2020 ATM Sales Agreement”), pursuant to which we agreed to offer and sell, from time to time, at our option, shares of common Stock through B. Riley and/or Cantor in an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Under the 2023 ATM Sales Agreement, we issued and sold an aggregate of 137,571 shares of common stock and received net proceeds of $0.05 million in December 2023. We issued and sold an aggregate of 19,500 shares of common stock and received net proceeds of $0.01 million in January 2024. Under the 2020 ATM Sales Agreement, for the year ended December 31, 2021, we issued and sold an aggregate of 2,106,027 shares of common stock and received net proceeds of approximately $25.6 million. For the year ended December 31, 2022, we did not issue any shares of common stock under the 2020 ATM Sales Agreement. There were no penalties associated with the termination of the 2020 ATM Sales Agreement. Due to the late filing of this Annual Report, until May 2025 we will not be eligible to make sales of shares of common stock under the 2023 ATM Sales Agreement.

Patent Rights Agreement

On January 29, 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1,000,000, we assigned our right, title and interest in and under the exclusive license agreement it entered into with Shattuck Labs, Inc. (“Shattuck”) in 2016, including our rights to certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us.

Convertible Note

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023, with Elusys Holdings, Inc. (“Elusys Holdings”), described in more detail below in the section entitled

“The Divestiture of Elusys Therapeutics, Inc.” in this Item 1, Elusys Holdings purchased from us a convertible promissory note in the aggregate amount of $2,250,000 (the “Note”), the conversion of which is subject to both Elusys’ Holdings election and obtaining stockholder approval of the issuance of shares of our common stock upon such conversion. The Note bears interest at a rate of 1% per annum, matures on the one-year anniversary of its issuance and converts into shares of our common stock at the option of Elusys only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. The conversion price is $0.39109, which is equal to 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023. Based upon such conversion price Elusys Holdings would be issued 5,810,740 shares of our common stock upon conversion of the Note.

Certificate of Amendment

On February 5, 2024, we filed a Certificate of Amendment (the “Certificate of Amendment”) to the Third Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect, as of February 6, 2024, a change of our name to Scorpius Holdings, Inc. (the “Name Change”). In connection with the Name Change, our common stock began trading on the NYSE American LLC under the new ticker symbol “SCPX,” effective as of the opening of trading hours on February 6, 2024.

OUR BIOMANUFACTURING, PROCESS DEVELOPMENT, AND BIOMANUFACTURING CAPABILITIES: SCORPIUS BIOMANUFACTURING, INC.

Manufacturing

Scorpius (formerly known as Scorpion Biological Services, Inc.) provides process development and biomanufacturing services to support the biomanufacturing needs of its customers. Scorpius couples CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. We anticipate the prioritization of Scorpius on American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

We commenced operations of the leased San Antonio facility in September 2022.

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings, equipment sale leaseback, and/or funding from partnerships or collaborations, and potential revenue, if any, from our planned development and manufacturing facility.

We plan to manufacture CGMP pharmaceutical-grade products for our customers in our San Antonio facility. Scorpius has multiple biotechnology, pharmaceutical, and university customers from which it has generated revenue to date. The deposits from these customers are in deferred revenue and will be converted to revenue once we meet our performance obligations for these contracts. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a single source supplier. We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations. See “Risk Factors—Risks Related to Our Business” for additional discussion of raw materials supplied by third party vendors for the products we manufacture for our customers.

Our Competitive Strengths

We believe that we are well positioned to address the market for biopharmaceutical manufacturing derived from mammalian and microbial cell culture, due to the following factors:

◾	Expertise in Mammalian and Microbial Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian and microbial cell culture-based biologics development and manufacturing capabilities. We believe we are well positioned in the industry, given our expertise in mammalian and microbial cell culture for biologics manufacturing.
◾	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. Our process development, CGMP drug substance biomanufacturing, project management, quality systems and quality control are all supported by modern facilities designed to meet customer needs for clinical scale or small scale commercial production. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduce our capital spending needs.
◾	Modern and Optimized Infrastructure: With our San Antonio facility we continue to position our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite analytical and process development laboratories and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors, our San Antonio facility is designed to provide our customers with the desired efficiency, flexibility.

Our Growth Strategy

We believe we have a significant opportunity to continue to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility through the following strategies:

◾	Diversify Customer Base: We have diversified and expanded our customer base and have developed marketing and sales strategies designed to further diversify our customer base and drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.
◾	Expand Service Offerings: We have invested in strategic opportunities to expand our service offerings. During fiscal 2023, we expanded our CDMO service offering to include enhanced microbial and mammalian development and manufacturing services.
◾	Expand Process Development Capabilities: We have expanded our process development capabilities in order to make our operations more attractive to emerging biotechnology and pharmaceutical companies. We will continue to explore the addition of capabilities and services that bring value to our customers, enhancing their processing design, speeding their time to market and supporting these activities with state-of-the-art analytics.
◾	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein will improve operating margins.

The key elements of our strategy are:

◾	Maximize commercial opportunities for Scorpius Biomanufacturing, Inc: We launched Scorpius in September 2022 as a CDMO focused on developing bioanalytic, process development, and biomanufacturing capabilities to support our clinical and commercial pipeline. We are opportunistic in offering biomanufacturing capacity to third parties as a fee-for-service model and believe our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets.
◾	Enhance our partnering efforts: We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships that maximize our economic potential and align with our objective to become a market leader in the development and commercialization of innovative medical countermeasures.
◾	Manage our business with efficiency and discipline: We believe we have efficiently utilized our capital and human resources to develop and build out our CDMO capabilities.

The Divestiture of Elusys Therapeutics, Inc.

On December 27, 2023, pursuant to that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Agreement”), that we entered into with Elusys Holdings, Inc. (“Elusys Holdings”), a company controlled by our Chairman, Chief Executive Officer and President, Jeffrey Wolf, we completed the sale to Elusys Holdings of: (i) all of the issued and outstanding equity interests in Elusys Therapeutics, Inc., our wholly owned subsidiary (“Elusys Therapeutics”), and (ii) the exclusive right to use the name “NightHawk” and ownership of any and all trademark, goodwill and other rights in connection with such name, which right and ownership will commence at a later date to be agreed upon by the parties (collectively, the “Purchased Assets”) (such transaction, the “Divestiture Transaction”).

Pursuant to the Agreement, at the December 27, 2023 closing of the Divestiture Transaction (the “Divestiture Closing”), Elusys Holdings assumed certain specified liabilities and manufacturing commitments relating to Elusys Therapeutics’ business, which at the time of the Divestiture were estimated at $51.4 million. The assumed liabilities and manufacturing commitments include all amounts owed to the former owners of Elusys Therapeutics under that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among us, Heat Acquisition Sub 1, Inc., Elusys Therapeutics and Fortis Advisors LLC, in its capacity as “Stockholders’ Representative,” which provides that we will remain liable if Elusys Holdings fails to satisfy its obligations to pay merger consideration under the Merger Agreement. In addition, from and after the Divestiture Closing, Elusys Holdings assumed all operating costs of Elusys Therapeutics, including the costs incurred after the closing related to Elusys Therapeutics employees, consultants, and regulatory and research costs. Mr. Wolf and William Ostrander, our Chief Financial Officer, will continue to serve in their current positions with us and also continue to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Elusys Holdings.

Pursuant to the Agreement, Elusys Holdings was obligated to pay us $500,000 on December 11, 2023, which payment was timely completed. Elusys Holdings  is further obligated to pay to us on an annual basis a royalty fee equal to 3% of gross revenue received by Elusys Holdings or any of its affiliates or their respective successors or licensees from all sales of the anthrax antitoxin known as ANTHIM® during the period commencing on January 1, 2024 and ending on June 30, 2031; provided that, if as of December 31, 2028, we have not received an aggregate of $5,000,000 in such royalty fees, Elusys Holdings  will be obligated to pay to us  no later than March 1, 2029 a cash payment equal to the difference between the aggregate amount of such royalty fees received by us  and $5,000,000. As of December 31, 2023, the fair value of this contingent earn-out receivable, related party is $1.7 million. The fair value calculation used a discounted cash flow analysis over a period of five years (through December 31, 2028) that utilized a discount rate of 15.0%, risk-free rates ranging between 4.2% and 5.4%. The contingent earn out royalty payments were based on five year probability, adjusted revenue projections with probability rates between 85% and 97.5%.

Elusys Holdings also, as a post-closing covenant, on January 26, 2024 purchased from us a convertible promissory note in the aggregate amount of $2,250,000 (the “Note”), the conversion of which is subject to both Elusys Holdings’ election and obtaining stockholder approval of the issuance of shares of our common stock upon such conversion. As of December 31, 2023, the fair value of this contingent consideration receivable, related party is $0.3 million. The Note bears interest at a rate of 1% per annum, mature on the one-year anniversary of its issuance and convert into shares of our common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. The conversion price is equal to $0.39109 (which was 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023). Based upon a conversion price of $0.39109, which is 110% of the VWAP of our common stock for the seven trading days prior to December 11, 2023, upon conversion of the Note (exclusive of interest), Elusys Holdings would be issued 5,810,740 shares of our common stock upon conversion of the Note.

We had acquired Elusys Therapeutics in April 2022 (the “Merger Closing Date”), when we consummated the transaction contemplated by the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with our wholly owned subsidiary (“Merger Sub”), Elusys Therapeutics and Fortis Advisors LLC with Elusys Therapeutics continuing as the surviving entity as our wholly owned subsidiary. Pursuant to the Merger Agreement, as merger consideration  we paid at the closing a cash upfront payment of $3,000,000 to certain of the equity holders of Elusys Therapeutics (the “Sellers”) and assumed and contributed $867,646 to the payment of 50% of certain Elusys lease termination and employee severance payments. We also paid to the Sellers (i) $2,000,000 and (ii) agreed to pay earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Merger Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date. We will remain liable for the royalty payments if Elusys Holdings fails to satisfy the obligations it assumed in the Divestiture Transaction. In addition, Elusys Therapeutics shareholders’ received an additional payment of approximately $6.6 million, net from the fulfillment of an existing U.S. Government contract which we agreed to fulfill the future obligations of Elusys under such contract and pass through and distribute to the Sellers the revenue that is received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments. We also paid an additional $4.2 million to the Sellers pursuant to the terms of the Merger Agreement which further provided that eighty percent of any amounts paid to and received by Elusys Therapeutics after the Merger Closing Date and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of ANTHIM® shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement. We also agreed to use commercially reasonable efforts to maintain, finance, operate and promote ANTHIM® and maintain the existing government contract and to continue to operate the Elusys business so as to allow the Sellers to receive the Merger Consideration.

Shared Services Agreement

In connection with the Divestiture Transaction, we entered into a shared services agreement (the “Shared Services Agreement”) with the Buyer setting forth the terms on which we will provide to Buyer, on a transitional basis, certain services or functions that it has historically provided to Elusys. Shared services will include various administrative, accounting, billing, cash management and banking and budgeting services and other support services. In consideration for such services, the Buyer will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of its direct and indirect costs incurred in providing those services. We will charge the Buyer a fee for services performed by (i) our employees which shall be a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. Buyer will also pay us for general and administrative expenses incurred by us attributable to both the operation of the Buyer and us (other than the provision of the services performed by us employees) and the provision of the shared services.

License Agreement with Shattuck Labs

In June 2016, we entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which we licensed to Shattuck certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid us an initial license fee of $50,000 and was obligated to pay us fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. The technology that was out-licensed to Shattuck is in the early stages of development and there is a low likelihood of success for any technology at such stage, and there can be no assurance that any products will be developed by Shattuck or that we will derive any revenue from Shattuck. In February 2023, we were notified by Shattuck that a milestone was met and we received an additional $100,000 in milestone payments. In January, 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”) pursuant to which we assigned all of our rights, title, and interest pursuant to the license for consideration of $1,000,000, which was received in January 2024.

Contract Development Biomanufacturing Organization (CDMO) Competition

We formed Scorpius Biomanufacturing to develop bioanalytic, process development, and biomanufacturing capabilities to third parties as a fee-for-service CDMO model. Scorpius is focused on cell- and gene-based therapies as well as large molecule biologics and provides a broad array of services prioritizing American-made equipment, reagents, and materials when possible. Scorpius Biomanufacturing pairs CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the advancement of clinical and commercial programs.

We anticipate competing with established biomanufacturers including Lonza Group, WuXi AppTec, Avid Bioservices, and Catalent. The COVID-19 pandemic revealed a critical shortage in U.S. biomanufacturing capacity. Historically, therapies could often take ~10 years to commercialize. However, with the implementation of Emergency Use Authorization, complex, effective vaccines can now advance through pipelines at record speed, contributing to new expectations for time to market, cost reduction, regulatory compliance, and good manufacturing performance. Considering the global cell and gene therapy clinical trials market size was valued at $9.2 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 22.3% from 2021 to 2028 per Grand View Research, we anticipate that a shortage of industry capacity may minimize the risk of direct competition. Additionally, we anticipate Scorpius Biomanufacturing’s prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets. Scorpius Biomanufacturing is focused on manufacturing cell- and gene-based therapies and large molecule biologics.

Intellectual Property

We do not currently own any patents and do not have any patent applications pending in the United States or any foreign countries. However, we have acquired and developed and continue to acquire and develop knowledge and expertise (“know-how”) and trade secrets in the provision of process development and manufacturing services. Our know-how and trade secrets may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.

We also own trademarks to protect the names of our services. Trademark protection continues in some countries as long as the trademark is used, and in other countries, as long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely.

Government Regulation

CDMO Regulatory Approval

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the Food and Drug Administration (“FDA”), as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products. Scorpius is subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with CGMP and other laws. Accordingly, Scorpius must continue to expend time, money, and effort in the area of production and quality control to maintain CGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved Biologics License Application (“BLA”), including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

The costs associated with complying with the current and future various applicable local, state, national and international regulations could be significant and the failure to comply with such legal requirements could have an adverse effect on our financial condition and results of operations. See “Risk Factors—Risks Related to Our Business” for additional discussion of the costs associated with complying with the various regulations.

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

Customers

Revenues have historically been derived from a small customer base. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the years ended December 31, 2023 and 2022, the Company’s major customers were as follows:

Year Ended
Major Customers	December 31, 2023
Customer A (1)	49%
Customer B	36%

Year Ended
Major Customers	December 31, 2022
Customer C (1)	94%

(1)	Revenue from Customer A and Customer C for each year is now included in Discontinued Operations. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

The loss of, or significant reduction of business from, any of our primary customers will have a material adverse effect on our business, financial condition and results of operations unless we replace such customers with other primary customers. Refer to Note 3, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional financial information regarding our customer concentration.

Seasonality

Our business is not subject to seasonality. However, the timing of customer orders, the scale, scope, mix, and the duration of our fulfillment of such customer orders can result in variability in our periodic revenues.

Backlog

Our backlog represents, as of a point in time, expected future revenue from work not yet completed under signed contracts. As of December 31, 2023, our backlog was approximately $10.4 million, a 156% increase as compared to approximately $4.0 million as of December 31, 2022. While we anticipate a significant amount of our backlog will be recognized over the next year, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; and the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Our Corporate Background and Information

We were incorporated under the laws of the State of Delaware on June 10, 2008. On February 5, 2024, we filed a Certificate of Amendment (the “Certificate of Amendment”) to the Third Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect, as of February 6, 2024, a change of our name to Scorpius Holdings, Inc. (the “Name Change”). In connection with the Name Change, our common stock began trading on the NYSE American LLC under the new ticker symbol “SCPX,” effective as of the opening of trading hours on February 6, 2024.

Our principal offices are located at 627 Davis Drive, Suite 300, Morrisville NC 27560. Our website address is www.scorpiusbiologics.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10 K, Quarterly Reports on Form 10 Q and Current Reports on Form 8 K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating Committee. Our phone number is (919) 240-7133 and our facsimile number is (919) 869-2128. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

References to Scorpius Holdings, Inc. also include references to our subsidiaries Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius Biomanufacturing, Inc. (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., Abacus Biotech, Inc., and Elusys Therapeutics, Inc. (“Elusys Therapeutics”) unless otherwise indicated. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. We formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012 and Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016, we formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96 based vaccines targeting Zika, HIV, West Nile, dengue, yellow fever, and SARS-CoV-2. In June 2012, we divested our 92.5% interest in Pelican (formerly known as Heat Biologics II, Inc.). On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, we entered into an agreement with UM whereby UM exchanged its shares of stock in Heat’s subsidiaries, Heat I and Pelican, resulting in us owning 100% of Heat I and increasing our controlling ownership in Pelican from 80% to 85%. We assigned our proprietary rights related to the development and application of our ImPACT® therapy platform to Heat Biologics I, Inc. In November 2018, we formed Skunkworx (formerly known as Delphi Therapeutics, Inc.) which uses a unique and proprietary platform to generate new biological entities that we may rapidly advance into clinical development. Also, in November 2018, we formed Scorpius Biomanufacturing, Inc. (“Scorpius”) (formerly known as Scorpion Biological Services, Inc.), to focus on developing bioanalytic, process development and manufacturing capability to service our in-house requirements as well as potentially those of others. In February 2021, we formed Abacus Biotech, Inc., a wholly-owned subsidiary to pursue additional opportunities related to our business. In April 2022, we acquired Elusys Therapeutics to focus on commercializing ANTHIM® and developing additional biodefense product candidates. In January 2023, we terminated all license agreements with UM after deciding to de-prioritize research and development efforts. In December 2023, we sold Elusys Therapeutics, Inc. to Elusys Holdings, Inc., a Delaware corporation controlled by the Company’s Chairman, Chief Executive Officer and President, Jeffrey Wolf.

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

As of December 31, 2023, we had a total of eighty-four (84) employees, eighty-two (82) full-time and two (2) part-time. Of the total, fifty-six (56) were in CDMO operations, six (6) were in Sales and Marketing, nineteen (19) were in General and Administrative, and three (3) were in Research and Development. All of our employees are based in the United States, with sixty-five (65) in San Antonio, TX and nineteen (19) in various other states. We consider our relationships with our employees to be good. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our CDMO strategy. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

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

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
●	we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry;
●	we attempt to align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance;
●	annual increases and incentive compensation are based on merit, subject to our financial position, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and

●	all employees are eligible for health insurance, paid and unpaid leaves, a 401K retirement plan with employer matching contributions (maximum of 4% match) and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

Available Information

This Annual Report, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and our proxy statements, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through the SEC’s website at www.sec.gov and our website at www.scorpiusbiologics.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on, or that can be accessed through, our website is not part of this Annual Report.

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

To date, we have not generated significant revenue from our business and substantially all of our revenue has been revenue from lines of business in which we are no longer engaged. For the year ended December 31, 2023, we had a net loss of approximately $46.8 million and our revenue was primarily derived from one order of ANTHIM®, and prior to that our revenue was primarily derived from grant revenue that Pelican has received from CPRIT and a small amount of revenue from a research funding agreement. We do not anticipate generating any significant revenue from the provision of CDMO services for several years as we are a new entrant into that line of business. Even if we generate revenue from the provision of services, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, we have entered into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate significant revenue as a contract development and manufacturing organization (“CDMO”) or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The operation of the manufacturing facility required us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

We need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $2.4 million. During the year ended December 31, 2022, our operating activities used net cash of approximately $5.7 million and as of December 31, 2022 our cash and cash equivalents and short-term investments were approximately $44.3 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2023, our accumulated deficit totaled $254.4 million and as of December 31, 2022, our accumulated deficit totaled $209.2 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services until we expand our customer base. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio.

Our current cash is anticipated to be sufficient to fund operations only through late May, 2024. We need to raise additional capital to fund our operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital due to the late filing of this Annual Report and various rules of the NYSE American that place limits on the number and dollar amount of securities that we may sell. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to continue to maintain our listing on the NYSE American. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the company including a work force reduction, or initiate steps to cease operations or liquidate our assets.

We have a limited operating history in our current lines of business.

In 2022, we entered into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate significant revenue as a CDMO or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The operation of the manufacturing facility required us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have an accumulated deficit of $254.4 million as of December 31, 2023 and a net loss of approximately $46.8 million for the year ended December 31, 2023 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX. Our audited financial statements for the fiscal year ended December 31, 2023 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to develop any new product candidates that we acquire. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have incurred net losses every year since our inception and expect to continue to incur increased expenses and generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2023 and 2022, we incurred a net loss of $46.8 million and $43.9 million, respectively. We have an accumulated deficit of $254.4 million through December 31, 2023. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from sales of our products for several years or from our manufacturing facility until such time as it is fully operational and operating at full capacity. Our ability to achieve profitability will depend on us successfully as a CDMO and market acceptance of our services and our capacity to develop, introduce and sell our services to our targeted markets. Furthermore, there can be no assurance that we generate sufficient revenue from manufacturing services to support the expenses anticipated to be incurred by the manufacturing facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in generating revenue as a CDMO, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	implement additional internal systems and infrastructure;
●	devote resources to constructing a facility for the further development of bioanalytics, process development and biomanufacturing activities; and
●	hire additional personnel.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses. As a result, we will need to generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities. If we do not raise capital or successfully engage a stragtegic partner in the near term, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

We face risks related to the restatement of our previously issued financial statements for the quarters ended June 30, 2022 and September 30, 2022.

As previously disclosed, we reached a determination to restate our unaudited consolidated financial statements included in  the quarterly reporting periods during fiscal year 2022, consisting of June 30, 2022 and September 30, 2022 and that such interim financial statements should no longer be relied upon. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. we expect to continue to face many of the risks and challenges related to the restatement, including the following:

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

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2022. As a result, we restated our quarterly financial results for the periods ending June 30, 2022 and September 30, 2022. This material weakness continues to exist as of December 31, 2023. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with BDO USA P.C. (“BDO”), our independent registered public accounting firm, determined that our previously issued interim financial statements filed on the Form 10-Q, as of June 30, 2022, and for the three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 should no longer be relied upon. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Management has concluded that in light of the errors described above, a material weakness in our internal controls over financial reporting existed and management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2022 and September 30, 2022 set forth in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 had to be modified to include a material weakness in its controls over financial reporting.  The material weakness identified relates to the ineffective design of management review controls over the computation and disclosure of income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that our disclosure controls and procedures and internal control over financial reporting are effective. As a result of the material weakness, we believe that our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective for the Non-Reliance Periods. In preparing our audited financial statements for the fiscal year ended December 31, 2023, we determined that the material weakness still exists in the Company’s internal controls over financial reporting and our disclosure controls were ineffective. Management is committed to the remediation of the material weakness. Management is actively engaged in the implementation of remediation efforts, as described above to address the material weakness.

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

To date, we have limited experience manufacturing products for third parties and ourselves. Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will be successful in providing such services to ourselves or third parties. Our ability to generate this revenue will depend, in part, on our ability to attract and maintain customers for our development, manufacturing and technology transfer services and on the amount spent by the customers on such services. If our facility fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate it. Our bioanalytics, process development and biomanufacturing activities will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facility and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacturing of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, financial condition, and results of operations. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on such spending. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers, which may be influenced by the recent sharp downturn in available private and public funding for small and emerging biotechnology companies, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.

To date, our revenues have come from a limited number of customers, making us dependent on those few customers.

For the year ended December 31, 2023, substantially all of our revenue was derived from a limited number of customers. Though we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the year ended December 31, 2023, revenue from two cusotomers accounted for 85% of total revenue . For the year ended December 31, 2022, revenue from one customer accounted for 94% of total revenue. One customer accounted for 36% of our revenue for the fiscal year ended December 31, 2023, and is migrating to a larger CDMO for commercial manufacture of their product. The loss of, or a significant reduction of business from, any of our primary customers will have a material adverse effect on our business, financial condition, and results of operation unless we are able to replace such customers with other primary customers.

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

The operations of our business and our suppliers’ business could also be subject to business interruptions.

Our business and the business of the raw material suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our manufacturing facilities. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

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

We are dependent upon our customers’ ability to receive and maintain regulatory approval for their product candidates which negatively impact our revenues and profitability.

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

Our business is dependent upon the demand for our services by our customers.

Our business is dependent upon the amount of money our customers choose to spend on development and manufacturing services. A decrease in the budget of our customers for spending on development and manufacturing services will negatively impact our revenue and profitability. Early stage customers may be forced to delay or cancel our services in an effort to conserve cash which could have a material adverse effect on our revenues and profitability. In addition, the outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, financial condition, and results of operations.

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

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price. In 2023, goodwill impairment of $3.9 million and intangible asset impairment of $2.3 million was recorded but is now reported with discontinued operations. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. During the year ended December 31, 2022 we recorded an indefinite-lived intangible assets impairment charge of $3.5 million.

If Elusys Holdings should fail to fulfill the royalty payment obligations under the Merger Agreement, we will be liable for such payments.

The Merger Agreement provides that Elusys Therapeutics will pay earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date. The Merger Agreement also provides that we will remain liable for royalty payment obligations if any buyer of Elusys Therapeutics fails to satisfy this obligation.

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

Certain members of our management team serve as executive officers of the entity that owns Elusys Therapeutics, which may give rise to potential conflicts of interest.

Our Chief Executive Officer and Chief Financial Officer are also officers and/or directors of the entity that owns Elusys Therapeutics. Accordingly, there may be possible conflicts of interest if we should perform manufacturing services for such entity as well as with respect to allocation of time.

Risks Related to Regulatory Approval and Commercialization

Failure to comply with existing and future regulatory requirements for our CDMO could adversely affect our business, financial condition, and results of operations.

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

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve: (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

●	changes to the regulatory approval process, including new data requirements for product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;
●	that a customer’s product candidate may not be deemed to be safe or effective;
●	the inability of the regulatory agency to provide timely responses as a result of its resource constraints; and
●	that the manufacturing processes or facilities may not meet the applicable requirements.

In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards. This may require a change in our development and manufacturing techniques or additional capital investments in our facilities. Any related costs may be significant. If we fail to comply with applicable regulatory requirements in the future, then we may be subject to warning letters and/or civil or criminal penalties and fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, restrictions on the import and export of the products we manufacture, debarment, exclusion, disgorgement of profits, operating restrictions and criminal prosecution and the loss of contracts and resulting revenue losses. Inspections by regulatory authorities that identify any deficiencies could result in remedial actions, production stoppages or facility closure, which would disrupt the manufacturing process and supply of product to our customers. In addition, such failure to comply could expose us to contractual and product liability claims, including claims by customers for reimbursement for lost or damaged active pharmaceutical ingredients or recall or other corrective actions, the cost of which could be significant.

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

Our research and development activities and CDMO services we provide may involve the controlled use of biological and hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. We currently operate a facility in Texas where we perform contract services for third parties that could involve the use of biological and hazardous materials and chemicals. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

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

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. If the economic climate does not improve or continues to be uncertain, our business, as well as the financial condition of our customers and suppliers, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

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

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. In addition, if we manufacturer biodefense products sold to the U.S. government, such as ANTHIM, we will have access to highly confidential government information. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other worldwide anti-bribery laws.

The FCPA and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties, including criminal and civil fines, potential loss of export licenses, possible suspension of the ability to do business with the federal government, denial of government reimbursement for products and exclusion from participation in government health care programs. We may operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that the internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Intellectual Property

We have limited protection for our intellectual property, which could impact our competitive position.

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information and technology. We may be unable to prevent unauthorized use of such information and technology. Patent, trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results and financial condition.

Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our proprietary rights generally. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties.

If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Competitors may challenge the validity or scope of our intellectual property rights we may obtain. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. Proceedings to enforce our rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, competitors may design around our technology or develop competing technologies.

Our technology, our products or our development efforts may be found to infringe upon third-party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us, our suppliers alleging infringement of intellectual property rights with respect to our proprietary rights. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. We have not undertaken an exhaustive search to discover any third party intellectual patent rights, which might be infringed by commercialization of the product candidates described herein. Although we are not currently aware of any such third-party intellectual patent rights, it is possible that such rights currently exist or might be obtained in the future. In the event that a third party controls such rights and we are unable to obtain a license to such rights on commercially reasonable terms, we may not be able to sell or continue to develop our products, and may be liable for damages for such infringement. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition. In addition, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. A resurgence of COVID 19, or other pandemics or epidemics could have an adverse effect on our business and operations are uncertain.

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

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver.  Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On December 19, 2023, the reported low sale price of our common stock was $0.258 per share and the reported high sales price was $1.29 per share on January 24, 2023. For comparison purposes, on December 29, 2023, the price of our common stock closed at $0.44 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market generally and the market for biotechnology and pharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	actions taken by regulatory agencies with respect to the products we manufacture, manufacturing process
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability to generate revenue from our CDMO facility;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the Russian invasion of Ukraine, and the Israeli conflict, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

We will need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. Over the next 12 months, we expect to hire additional new employees in Texas. We compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

Our shares of common stock are currently listed on the NYSE American. On April 17, 2024, we received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation stating that we are not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the "Company Guide") due to the failure to timely file this Annual Report on Form 10-K (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”.)

We believe that upon the filing of this Annual Report on Form 10-K we will have cured the Filing Delinquency, however there can be no assurance that we will continue to comply with the NYSE American continued listing requirements. If we fail to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, NYSE American may take steps to de-list our common stock. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, the NYSE American does analyze all relevant facts including any past history of late filings.  Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance given that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the NYSE American going forward.

The possible issuance of common stock subject to options, restricted stock units and warrants may dilute the interests of stockholders.

As of April 26, 2024, awards for 6,220,623 shares of common stock are outstanding under our equity compensation plans and 1,243,504 shares of common stock remain available for grants under the plans. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine, except, in each case for claims arising under the Securities Act, the Exchange Act, or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

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

On April 26, 2024, we had 36,031,964 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

Item 1B.      Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have an annual assessment performed by a third-party specialist of our cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, we, in conjunction with the third-party cyber risk management specialists, develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners, including consultants and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

Our management team, in conjunction with third-party information technology (“IT”) and cybersecurity service providers, is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Scorpius Holdings’ management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of our corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

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

In July 2020, and amended August 2022, we entered into a lease for our Skunkworx subsidiary in North Brunswick, New Jersey that is expected to expire July 1, 2024 for 2,725 square feet of laboratory space for monthly rent of $11,434 exclusive of payments required for utilities.

The lease for our Scorpius manufacturing mammalian facility commenced in September 2022 and is located at 1305 E. Houston Street, Building 2, San Antonio, Texas 78205 for general office, laboratory, research, analytical, and/or biomanufacturing purposes for monthly base rent starting at $50,360 and increasing at the rate of three percent (3%) on an annual basis up to a maximum monthly base rent of $76,174. This lease is set to expire in September 2037. This lease is classified as a finance lease and we recorded a right-of-use asset and corresponding lease liability at commencement. A second additional lease for our Scorpius manufacturing microbial facility commenced in May 2023 and is located at 1305 E. Houston Street, Building 7, San Antonio, Texas 78205 for biomanufacturing purposes for monthly base rent starting at $21,445 and increasing at the rate of three percent (3%) on an annual basis up to a maximum base rent of $32,436. This lease is set to expire in March 2038. This lease is classified as a financial lease and we recorded a right-of-use asset and corresponding lease liability at commencement. A third lease for our Scorpius manufacturing warehouse facility commenced in December 2023 and is located at 12625 Wetmore Road, Suite 301, San Antonio, Texas 78247 for biomanufacturing purposes for monthly base rent starting at $19,479 and increasing at the rate of four percent (4%) on an annual basis up to a maximum base rent of $23,699. This lease is set to expire in March 2038. This lease is classified as an operating lease and we recorded a right-of-use asset and corresponding lease liability at commencement.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective February 6, 2024, Nighthawk Biosciences, Inc. changed its name to Scorpius Holdings, Inc. (the “Company”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. From and after February 6, 2024, our common stock trades on the NYSE American under the symbol “SCPX”. Between May 3, 2022 and February 5, 2024, our common stock was trading on the NYSE American under the symbol “NHWK”. Between February 14, 2022 and May 2, 2022, our common stock was trading on the NYSE American under the symbol “HTBX”. Prior to February 14, 2022, our common stock traded on the Nasdaq Capital Market under the symbol “HTBX”.

Holders

As of April 26, 2024, there were approximately 31 stockholders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Stock Incentive Plan (1)	625	$230.07	—
2014 Stock Incentive Plan	16,760	186.48	21,228
2017 Stock Incentive Plan	27,163	19.40	30,082
2018 Stock Incentive Plan	6,362,805	2.96	698,209
2021 Abacus Subsidiary Stock Incentive Plan	10,526	0.01	9,474
2021 Blackhawk Subsidiary Stock Incentive Plan	10,526	0.01	9,474
2021 Scorpion Subsidiary Stock Incentive Plan	—	—	7,245
2021 Skunkworx Subsidiary Stock Incentive Plan	10,526	1.67	9,484
2021 Employee Stock Purchase Plan	—	—	425,889
Total	6,438,931	$3.63	1,211,085

———————

(1)	The 2009 Stock Incentive Plan terminated, such that no further awards are available for issuance under this plan. Outstanding awards under this plan continue in accordance with the respective terms of such grants.

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2023.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2023 and December 31, 2022 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

Scorpius Holdings, Inc. provides process development and biomanufacturing services to support the biomanufacturing needs of third parties who use its biomanufacturing capacity as a fee-for-service model through our subsidiary, Scorpius Biomanufacturing, Inc. (formerly known as Scorpion Biological Services, Inc.). Scorpius couples CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. We anticipate the prioritization of Scorpius on American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

We commenced operations of the leased San Antonio facility in September 2022. In order to promote efficiency and reduce our reliance on third-party vendors, we have enhanced our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. However, there can be no assurance that we will be successful in these new operations.

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings, equipment sales leasebacks, and/or funding from partnerships or collaborations, and potential revenue, if any, from our CDMO biomanufacturing facility.

Recent Financial Developments

On March 9, 2024, we closed the offering contemplated by the Underwriting Agreement that we entered into on March 7, 2024 (the “Agreement”) with ThinkEquity, LLC, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which we issued and sold 10,000,000 shares of our Common Stock at a price of $0.15 per share for net proceeds of $1,235,000.

On January 29, 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1,000,000, we assigned our right, title and interest in and under the exclusive license agreement it entered into with Shattuck Labs, Inc. (“Shattuck”) in 2016, including our rights to certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us.

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Agreement”), with Elusys Holdings, Elusys Holdings purchased from us a convertible promissory note in the aggregate amount of $2,250,000 (the “Note”), the conversion of which is subject to both Elusys’ Holdings election and obtaining stockholder approval of the issuance of shares of our common stock upon such conversion. The Note bears interest at a rate of 1% per annum, matures on the one-year anniversary of its issuance and converts into shares of our common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. The conversion price is $0.39109, which is equal to 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023. Based upon such conversion price Elusys Holdings would be issued 5,810,740 shares of our common stock upon conversion of the Note.

Funding/Liquidity

We have incurred an accumulated deficit of $254.4 million through December 31, 2023. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations and therefore we will need to raise capital to sustain our operations.

We expect to incur significant expenses and continued losses from operations for the foreseeable future despite our sale of Elusys Therapeutics- and the reduced expenses resulting from such sale. We expect to continue to incur significant expenses as we continue to increase operations at our facility in San Antonio. For the year ended December 31, 2023, we generated approximately $7.0 million in revenue and used cash in operating activities of approximately $31.5 million. To date the revenue generated from our operations in San Antonio has not been sufficient to cover our operating expenses and we have raised money through the equity offering described above, the issuance of the Note and the sale of the Shattuck patent license agreement.

On December 8, 2023, we entered into a Sales Agreement (the “2023 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent” or “A.G.P.”) providing for the sale by us of shares of our common stock, from time to time, through or to A.G.P., as sales agent or principal, with certain limitations on the amount of common stock that may be offered and sold by us as set forth in the Sales Agreement (the “Offering”). Under the 2023 ATM Sales Agreement, we issued and sold an aggregate of 137,571 shares of common stock and received net proceeds of $ 0.05 million in December 2023. We issued and sold and aggregate of 19,500 shares of common stock and received net proceeds of $0.01 million in January 2024. Due to the late filing of this Annual Report, we will not be eligible to make sales of shares of common stock under the 2023 ATM Sales Agreement until May 2025.

The audit report  on our consolidated financial statements for the year ended December 31, 2023 contains an explanatory  paragraph have been prepared assuming that we will continue as a going concern. We have suffered recurring losses from operations and not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern. At April 26, 2024, our cash and cash equivalents and short-term investments were $1.4 million. Our current cash, including revenue generated from operations and the proceeds from the Patent Agreement, the Note and the Offering, is anticipated to be sufficient to fund operations only through late May, 2024.

We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand and cash generated from operations, additional equity financings, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations and potential revenue, if any, from our planned development and manufacturing facility. However, there can be no assurance that we will be successful in implementing these plans. If we do not raise capital or successfully engage a strategic partner in the next few months, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

●	Revenue;
●	Deferred revenue;
●	Leases;
●	Intangible assets;
●	Goodwill impairment;
●	Income tax;
●	Contingent consideration;
●	Stock-based compensation; and
●	Research and development costs, including clinical and regulatory cost;

Revenue and Deferred Revenue

Our 2023 revenue primarily consisted of product sales revenue of ANTHIM® and process development revenue from our CDMO. Our 2022 revenue primarily consisted of product sales revenue of ANTHIM®. ANTHIM® revenue from Elusys Therapeutics is reported in discontinued operations for both 2023 and 2022. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. Product sales revenue is recognized when its performance obligation with its customers has been satisfied. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the product, which is typically upon acceptance of the product at the delivery site. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, the transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Deferred revenue represent customer deposits for process development services billed and/or received in advance of our fulfillment of performance obligations. Deferred revenue will convert to revenue as we perform our obligations under the contract.

Leases

We determine if an arrangement is, or contains, a lease at inception. Operating and finance leases are included in right-of-use assets and lease liabilities in our consolidated balance sheets, representing our right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. Right-of-use, or ROU, assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The ROU assets also include any lease payments made and is adjusted for lease modifications. When a modification to a lease occurs, the lease liability and right-of-use asset is remeasured based on the remaining lease payments and incremental borrowing rate as of the effective date of the modification. Lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease terms. Lease and non-lease components are accounted for as a single lease component.

Goodwill and Intangible Assets

Intangible assets represent the fair value assigned to technologies that were acquired from Elusys Therapeutics, which at the time of acquisition have not reached technological feasibility and have no alternative future use. Intangible assets from the acquisition of Pelican were considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the third quarter of 2022, Pelican’s intangible asset was fully written-off as the PTX-35 trial has been discontinued. The intangible asset acquired from the acquisition of Elusys Therapeutics is a definite-lived asset comprised of the ANTHIM® formulation. The asset is being amortized over 80 months, which is the approximate life of the patent. During the third quarter of 2023, our activities with regard to the divesture of the Elusys Therapeutics business met the criteria to report within discontinued operations. We evaluated intangible assets and goodwill for impairment under ASC 360-10, Impairment or disposal of long-lived assets and ASC 350, Intangibles—Goodwill and Other. As a result, goodwill was fully impaired by $3.9 million and intangible assets were partially impaired by $2.3 million. These impairments resulted in the carrying value of the discontinued operation asset being less than the fair value and therefore no loss has been recognized upon reclassification of Elusys Therapeutics to discontinued operations. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Intangible assets are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the assets are less than their carrying amounts. If development is terminated or abandoned, we may have a full or partial impairment charge related to the asset, calculated as the excess of carrying value of the intangible assets over fair value. See Note 9 regarding impairment at December 31, 2023.

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

In accordance with FASB ASC 740, Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations.

Contingent Receivables, Related Party

Contingent receivables, related party are recorded as assets and represent the estimate of fair value of future note payable issuances and royalty earnout payments related to consideration from the divestiture of Elusys Therapeutics, Inc. Contingent receivables, related party are measured at fair value using a probability-weighted income approach utilizing significant unobservable inputs including the probability of achieving each of the potential milestone and royalty payments and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated asset. The contingent receivables, related party are revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. The fair value of restricted stock units is estimated based on the closing price of our stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for as they occur. We apply the Black-Scholes-Merton option pricing model to determine the fair value of our stock options awards. Inherent in this model are assumptions related to expected stock-price volatility, expected option life, risk-free interest rate and dividend yield. We use an average historical stock price volatility of our own data. We estimate the expected life of our options using the simplified method. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate remaining at zero. We account for forfeitures as they occur. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2023 and 2022

Revenues

For the year ended December 31, 2023, we recognized $6.6 million of contract revenue, $0.3 million of National Institutes of Health (“NIH”) grant revenue and $0.1 million of royalty revenue. For the year ended December 31, 2022, revenue consisted of $0.1 million of contract revenue, and $0.3 million of CPRIT grant revenue. The revenue does not reflect any revenue derived from Elusys Therapeutics which was divested in December 2023. The increase in contract revenue is primarily due to execution of process development contracts, a significant portion of which was from one customer for which we no longer anticipate deriving significant revenue.

Cost of revenues

For the year ended December 31, 2023, we recognized $2.7 million of cost of revenues from product sales as compared to $0.1 million for the year ended December 31, 2022. The increase of $2.6 million was due to the cost of executing on process development contracts.

Research and development expense

Research and development expenses for the years ended December 31, 2023 and 2022 were $20.1 million and $20.2 million, respectively. The components of research and development expense are as follows, in millions:

	For the Year's Ended
	December 31,
	2023	2022
Programs
CDMO	$13.3	$7.0
HS-110	1.4	0.5
HS-130	—	0.7
PTX-35	1.2	2.6
Other programs	1.2	1.6
Unallocated research and development expenses	3.0	7.8
	$20.1	$20.2

●	CDMO increased by $6.3 million primarily due the expenses associated with the validation and commissioning of clean rooms, laboratories, equipment, and processes and the hiring of employees in support of contract execution,
●	HS-110 increased by $0.9 million primarily due to a decrease in manufacturing expenses and site and investigator fees as the result of the closing of our clinical trials.
●	HS-130 expense decreased by $0.7 million primarily due to increased final site and investigator fees as the result of the closing of our clinical trials.
●	PTX-35 expense decreased by $1.4 million primarily due to a decrease in site and investigator fees as the result of the closing of our clinical trials.
●	Other programs expenses decreased by $0.4 million and include preclinical and final costs associated with the suspension of our non-clinical, and other discovery research programs.
●	Unallocated research expenses decreased by $4.8 million primarily from the discontinuation of clinical trials, and elimination of research and development in the North Carolina facility.

Selling, general and administrative expenses

Selling, general and administrative (“SGA”) expenses for the years ended December 31, 2023 and 2022 were $26.2 million and $20.1 million, respectively. The increase of $6.1 million was primarily due to increased sales and marketing costs for marketing the Company to the CDMO market space of $2.4 million, an increase in labor for Scorpius to support operations of $1.8 million, an increase in legal, accounting, and other professional expenses to manage the business of $1.8 million, an increase in facilities expenses from the opening of our San Antonio facility of $1.4 million, an increase in depreciation and amortization of $0.8 million due to increased investment in equipment and the amortization of right to use assets, offset by decreases in stock-based compensation of $1.1 million, a decrease in other facility and operation expenses of $0.4 million, a reduced need for outside consultants associated with the build-out of Scorpius of $0.4 million, and a reduction of insurance costs of $0.1 million.

In-process research and development impairment

In-process research and development (“IPR&D”) impairment was $0 and $3.5 million for the years ended December 31, 2023 and 2022, respectively. IPR&D was fully impaired during the third quarter of 2022 as the PTX-35 trial did not progress to Phase 2.

Change in fair value of contingent consideration

We reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The decrease in the fair value of contingent consideration of $3.3 million for the year ended December 31, 2022 represents the write off of Pelican’s contingent consideration due to the discontinuation of the PTX-35 program. No change in fair value of contingent consideration is associated with current programs in 2023.

Total operating loss

Total operating loss was $42.0 million for the year ended December 31, 2023, compared to $40.2 million for the same period of 2022, representing a difference of $1.8 million. The change was due to $6.1 million of expenses from the build up of operations for the CDMO including sales and marketing, labor costs for supporting personnel, and legal and accounting fees, an additional $2.6 million of additional cost of revenues, partially offset by $0.1 million of reduced research and development expenses, non-recurring IPR&D and change in fair value of contingent consideration of $0.2 million, and $6.6 million of additional revenue compared to the same period in 2022.

Total non-operating loss

Total non-operating loss was $0.3 million for the year ended December 31, 2023 which primarily consisted of $0.8 million of finance lease interest expense, partially offset by $0.5 million of interest and dividends income, and $0.1 million of unrealized gains on short-term investment balances. Total non-operating loss was ($1.4) million for the year ended December 31, 2022 which primarily consisted of $1.7 million of unrealized losses on short-term investment balances, $0.7 million of interest expenses, partially offset by $1.0 million of interest income.

Income tax benefit

Income tax benefit was $0.6 million for the year ended December 31, 2023 compared to $0.2 million for the year ended December 31, 2022. The increase of $0.4 million is primarily due to the recognition of Elusys Therapeutics deferred tax liability.

Net loss from discontinued operations net of tax benefit

Net loss from discontinued operations net of tax benefit was $5.1 million for the year ended December 31, 2023 compared to $2.5 million for the same period of 2022, representing a change of $2.6 million. The change is from impairment of intangible assets of $6.2 million, partially offset by increased revenue of $0.7 million, reduced costs of revenue of $4.1 million, net decrease in R&D and SG&A expenses of $0.4 million, a gain on sale of discontinued operations of $1.5 million, and a reduction in other expenses, net of $0.1 million.

Gain on sale of discontinued operations

On December 27, 2023, we completed the sale of all the assets and equity interest of Elusys Therapeutics, Inc. to Elusys Holdings, Inc. for approximately $2.5 million before working capital and escrow adjustments and transaction expenses. Total consideration included $0.5 million of cash received at closing, $0.4 million fair value of a contingent earn-out receivable, related party, and $1.7 million fair value of a contingent consideration receivable, related party, for future payments from Elusys Therapeutics upon the achievement by Elusys Therapeutics of certain financial goals. The gain on the transaction was approximately $1.5 million.

BALANCE SHEET AS OF DECEMBER 31, 2023 AND 2022

Short-term investments. Short-term investments were $2.2 million as of December 31, 2023 compared to $35.8 million as of December 31, 2022. The decrease is primarily due the sale of investments and transferring the cash to fund the Scorpius facility build-out, hiring of employees, validation of facility and processes, wind-down of North Carolina research and development, and other operations.

Grants receivable. Grants receivable was $0 million as of December 31, 2023, and $1.5 million as of December 31, 2022, respectively. The $1.5 million balance represented the remaining balance of funds due from the CPRIT grant. Payment for the full balance was received in April 2023.

Prepaid expenses and other current assets. Prepaid expenses and other current assets were approximately $0.8 million as of December 31, 2023 and $1.5 million as of December 31, 2022. The $0.7 million decrease is primarily attributable to costs related to the close-out process of our PTX-35 clinical trial.

Current assets of discontinued operations. As of December 31, 2022, we had current assets of discontinued operations of approximately $7.9 million. The current assets of discontinued operations are the assets of Elusys Therapeutics which was divested in December 2023.

Property, plant & equipment, net. Property, Plant and Equipment, net was approximately $17.6 million as of December 31, 2023, and $20.4 million as of December 31, 2022. The decrease of $2.8 million is attributed to $4.6 million of depreciation of primarily lab equipment and leasehold improvements partially offset by additions of new lab equipment, computers, and leasehold improvement assets of $1.7 million supporting Scorpius.

Operating and financing lease right-of-use assets. Current and long-term assets related to operating and finance leases were $26.5 million as of December 31, 2023 and $21.2 million as of December 31, 2022. The increase of $5.3 million primarily represents the CDMO microbial building lease taking effect in 2023. These balances are related to our Scorpius CDMO leases, corporate office lease, and equipment leases.

Other assets. Other assets were approximately $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively. The $0.1 million decrease relates to reimbursement of partial land improvement costs related to the proposed location of the Kansas facility for Scorpius.

Contingent earm-out receivable, related party. As of December 31, 2023, a contingent earn-out receivable, related party of $1.7 million represents the fair value of contingent future royalty payments from Elusys Holdings, Inc. on potential future sales generated by Elusys Therapeutics, Inc., as part of the divestiture agreement.

Non-current assets of discontinued operations. As of December 31, 2022, we had non-current assets of discontinued operations of $12.2 million. The non-current assets of discontinued operations are the assets of Elusys Therapeutics which was divested in December 2023.

Accounts payable. Accounts payable was approximately $4.1 million and $4.2 million as of December 31, 2023 and December 31, 2022, respectively. The $0.1 million decrease is due to vendor payments mainly related to ongoing operations of the Scorpius facility.

Deferred revenue. Deferred revenue was $2.4 million and $1.6 million as of December 31, 2023 and December 31, 2022, respectively. This increase of $0.8 million represents proceeds received for Scorpius contracts but for which costs have not been incurred or the conditions of the contracts not yet met.

Accrued expenses and other liabilities. Accrued expenses and other liabilities were approximately $2.2 million at December 31, 2023 compared to $1.9 million at December 31, 2022. The increase of $0.3 million is primarily due to validation and commissioning of the Scorpius facility, sale and marketing for Scorpius, and labor costs for hiring.

Current liabilities of discontinued operations. Current liabilities of discontinued operations was approximately $9.6 million for the year ended December 31, 2022. The current liabilities of discontinued operations are the liabilities of Elusys Therapeutics which was divested in December 2023.

Operating and financing lease liabilities. Current and long-term liabilities related to operating and finance leases were $14.0 million as of December 31, 2023 and $9.3 million as of December 31, 2022. The increase of $4.7 million primarily represents the microbial building lease taking effect in 2023. These balances are related to our Scorpius facility lease, corporate office lease and equipment leases.

Non-current liabilities of discontinued operations. Non-current liabilities of discontinued operations was approximately $5.3 million for the year ended December 31, 2022. The non-current liabilities of discontinued operations are the liabilities of Elusys Therapeutics which was divested in December 2023.

LIQUIDITY AND CAPITAL RESOURCES

Current and Future Financing Needs

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt and more recently the assignment of certain non-core assets pursuant to the terms of the Patent Agreement, the Note and the public offering of our common stock. Since our initial public offering, we have not generated significant revenue from operations and have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. As of December 31, 2023, we had an accumulated deficit of approximately $254.4 million. We had net losses of $46.8 million and $43.9 million for the years ended December 31, 2023 and 2022, respectively. At April 26, 2024, our cash and cash equivalents and short-term investments were $1.4 million. Our current cash, including revenue generated from operations and the proceeds from the Patent Agreement, the Note and the Offering, is anticipated to be sufficient to fund operations only through May 15, 2024 and therefore we need to raise additional funds either through operations or financings.

We will need to raise additional capital. However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	our ability to attract customers for our CDMO services and retain current customers
●	our ability to timely complete projects within estimated budgets
●	the number and scope of our research programs;
●	the progress of our research activities;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects; and
●	additional manufacturing facility construction costs and equipment costs.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. In addition, until May 2025, due to the late filing of this Annual Report, we will not be eligible to make sales of securities utilizing a registration statement on Form S-3 and therefore we will be unable to sell shares of common stock through any at-the-market offering sales agreement. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we do not raise capital or successfully engage a strategic partner in the near term, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, our operations. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, equipment sales leasebacks, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of December 31, 2023, we had approximately $2.4 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

Cash Flows

Operating activities. Net cash used in operating activities was $31.5 million during the year December 31, 2023 compared to $5.7 million used during the same period in 2022. The increase of $25.8 million consisted of an additional net loss of $3.0 million and $30.6 million of changes in working capital, partially offset by an increase of $7.7 million in adjustments for non-cash items. The additional net loss of $3.0 million was primarily attributed to the increased CDMO operating costs supporting validation and commissioning of the facilities, hiring costs, and sales and marketing efforts. The changes in working capital of $30.6 million, consisted of a change in contract receivables of $24.5 million, a change in other assets of $12.6 million, a change in inventory of $6.7 million, a change in accounts payable, accrued expenses, and deferred revenue of $3.0 million, partially offset by a change in right-of-use assets of $11.9 million and a change in accounts receivable of $0.3 million, a change in prepaid expenses and other expenses of $2.6 million, a change in grant receivable of $1.7 million, a change in income tax receivable of $0.2 million, and a change in deposits of $0.1 million. The changes in adjustments for non-cash items of $7.7 million include goodwill and intangible impairments of $2.7 million, depreciation and amortization of $4.4 million, change in fair value of contingent consideration and warrants of $3.4 million, a change in deferred tax liability of $2.7 million, change in non-cash lease expense of $0.4 million, partially offset by change in stock based compensation of $1.5 million, change in unrealized loss on investments of $1.8 million, a change in payment of contingent consideration of $1.1 million, and a gain from discontinued operations of $1.5 million.

Investing activities. Net cash provided by investing activities was $32.2 million during the year ended December 31, 2023 compared to $11.0 million used during the same period in 2022. The increase of $21.2 million was primarily due to a reduction in purchases of equipment of $17.9 million, a reduction in contingent consideration payments of $22.8 million, partially offset by reduced net sales of short-term investments of $17.0 million, and non-recurring business acquisition payments, net of current year sale proceeds of $2.5 million.

Financing activities. Net cash used in financing activities was $9.0 million during the year ended December 31, 2023 compared to $4.9 million used during the same period in 2022. The increase of $4.1 million was primarily due to an increase of $2.4 million of additional principal payments against finance leases and an increase in payments of contingent consideration of $1.7 million.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.        Financial Statements and Supplemental Data

See pages F-1 through F-32.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Under the direction and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Our Chief Executive Officer and Chief Financial Officer has concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

Under the supervision and with the participation of management, including the Chief Executive and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Our Chief Executive and Financial Officer concluded that as of such date, our internal controls over financial reporting were not effective.

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

Our management concluded that the following material weaknesses existed as of December 31, 2023:

●	We identified ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.
●	In March 2023, we determined that we had made certain errors in the manner in which we recognized the deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics with the result that net loss had been overstated in our quarterly filings for the periods ending June 30, 2022 through September 30, 2022. As a result, we determined that there were material errors in the financial statements that required a restatement of our Forms 10-Q for the quarterly periods ended June 30, 2022 through September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for income taxes.
●	We identified a material weakness related to the ineffective design of certain management review controls across a significant portion of the Company’s financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.
●	We identified a material weakness related to the ineffective design and implementation of controls around process development revenue recognition, specifically, controls over the review of labor hours incurred and expected to be incurred in satisfaction of our performance obligations.

Remediation of Material Weaknesses

In order to remediate these material weaknesses, we will change certain control activities over financial reporting to include, but are not limited to, the following: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties, (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management review controls and (iii) enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of income tax and revenue.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	60	Chairman of the Board of Directors, Chief Executive Officer and President	2008

William L. Ostrander	56	Chief Financial Officer and Secretary	2019

John Monahan, Ph.D.	77	Director	2009

John K.A. Prendergast, Ph.D.	70	Director	2016

Edward B. Smith, III	48	Director	2010

Jeffrey Wolf, Chairman of the Board of Directors, Chief Executive Officer and President

Mr. Wolf has served as our Chairman of the Board of Directors, Chief Executive Officer and President since our inception. He founded Heat Biologics in August 2008. Mr. Wolfe also serves as the Chief Executive Officer of Elusys Holdings. Mr. Wolf served from June 1997 to March 2011, as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, Inc., a gene therapy company where he was a co-founder and director; TyRx Pharma, a Princeton-based company focused on the development of bio-compatible polymers where he was a co-founder and Chairman and Elusys Therapeutics, where he was for several years a co-founder, Chairman and Chief Executive Officer; and Generation One, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Theriva Biologics, Inc. (formerly known as Synthetic Biologics, Inc.), a clinical stage company developing therapeutics to protect the gut microbiome.

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

William L. Ostrander, Chief Financial Officer and Secretary

Mr. Ostrander currently serves as our Chief Financial Officer, a position he was appointed to on January 4, 2021 and has served as our Secretary since September 25, 2019 when he joined our company as Vice President of Finance. Mr. Ostrander also serves as the Chief Financial Officer of Elusys Holdings. Mr. Ostrander has over 22 years of experience in financial management at public and private companies. From November 2014 until joining our company, Mr. Ostrander served as Executive Director of Finance at Liquidia Technologies, Corporation, a publicly-traded biopharmaceutical company. Prior to that, he served as Senior Director of Finance and Accounting at KBI Biopharma, a biopharmaceutical contract services company. He also served as Manager of Finance at LexisNexis Risk Solutions, a data analytics solutions company. Prior to that, he served as Controller of Seisint Inc., a private information products company that was acquired by LexisNexis. He also served as Senior Manager, Finance and held other accounting and finance positions for Boca Research, a data communications hardware manufacturer. Mr. Ostrander holds a B.S. in Finance from Central Michigan University.

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

John K. A. Prendergast, Ph.D., Lead Director

Dr. Prendergast has served on our Board since April 2016. Dr. Prendergast is co-founder of Palatin Technologies, Inc. (“Palatin”), a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.  Dr. Prendergast has been Chairman of the Board of Palatin since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc and previously executive chairman of the Board of Directors of Antyra, Inc., a privately-held biopharmaceutical firm. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

Director Independence

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

Audit Committee

Dr. Monahan, Mr. Smith, and Dr. Prendergast currently serve as members of the Audit Committee, with Mr. Smith serving as the chair. The Board has determined that Dr. Monahan, Mr. Smith and Dr. Prendergast are each “independent” in accordance with the NYSE American definition of independence and each is an “audit committee financial expert”, as defined by the SEC regulations, and each has the related financial management expertise within the meaning of the NYSE American rules. The primary purpose of the Audit Committee is to act on behalf of the Board of Directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to its charter, our Audit Committee reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all our “Related Party Transactions.” For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404. In addition, the Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company and the Company’s internal controls and legal compliance functions. The Committee also reviews, prior to publication, our quarterly earnings releases and our reports to the Securities and Exchange Commission on Forms 10-K and 10-Q. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Company’s website at www.scorpiusbiologics.com. The charter describes the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

Our Compensation Committee is comprised of Dr. Monahan, Mr. Smith, and Dr. Prendergast, each of whom is deemed to be independent in accordance with the NYSE American definition of independence. Dr. Monahan serves as the chair of the Compensation Committee. Members of the Compensation Committee must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. This Committee determines, approves, and reports to the Board of Directors on all elements of compensation of our executive officers. The Compensation Committee also has the power to prescribe, amend, and rescind rules relating to our stock incentive plans, to recommend the grant of options and other awards under the stock incentive plans, and to interpret the stock incentive plans.

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2023, the Compensation Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

The Compensation Committee administers our equity incentive plans, including review and recommendation of long-term incentive compensation for each executive, director and employee, including grants of stock options. The Compensation Committee believes that this long-term incentive compensation aligns the interests of our executives with those of our stockholders and furthers executive retention.

The Compensation Committee also reviews and recommends to the Board of Directors appropriate director compensation programs for service as directors, committee chairs and committee members.

The Compensation Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.scorpiusbiologics.com.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of Dr. Monahan, Mr. Smith, and Dr. Prendergast, with Mr. Smith serving as the chair.

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

Candidates for director should have certain minimum qualifications, including the ability to understand basic financial statements, being over 21 years of age, having relevant business experience (taking into account the business experience of the other directors), and having high moral character. The Nominating and Governance Committee retains the right to modify these minimum qualifications from time to time.

In evaluating an incumbent director whose term of office is set to expire, the Nominating and Governance Committee reviews such director’s overall service to the Company during such director’s term, including the number of meetings attended, level of participation, quality of performance, and any transactions with the Company engaged in by such director during his term.

When selecting a new director nominee, the Nominating and Governance Committee first determines whether the nominee must be independent for NYSE American purposes or whether the candidate must qualify as an “audit committee financial expert.” The Nominating and Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm to assist in the identification of qualified director candidates. The Nominating and Governance Committee also will consider nominees recommended by our stockholders. The Nominating and Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. The Nominating and Governance Committee evaluates the suitability of potential nominees, taking into account the current board composition, including expertise, diversity and the balance of inside and independent directors. The Nominating and Governance Committee endeavors to establish a diversity of background and experience in a number of areas of core competency, including business judgment, management, accounting, finance, knowledge of our industry, strategic vision, research and development and other areas relevant to our business.

In considering any person recommended by one of our stockholders, the Nominating and Governance Committee will look for the same qualifications that it looks for in any other person that it is considering for a position on the Board of Directors. The Nominating and Governance Committee operates under a formal charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.scorpiusbiologics.com.

Ad Hoc Committees

From time to time we establish ad hoc committees to address particular matters. In April 2023, we formed a special committee comprised of Dr. Monahan, Mr. Smith, and Dr. Prendergast to evaluate strategic opportunities.

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

Code of Business Conduct and Ethics

We have long maintained a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary. The Code is posted on our website at www.scorpiusbiologics.com. We intend to disclose any changes in or waivers from the Code on our website at www.scorpiusbiologics.com. The information on the website is not and should not be considered part of this Annual Report and is not incorporated by reference in this Annual Report.

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

Set forth below is the compensation paid or accrued to our Named Executive Officers during the years ended December 31, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options (1)	Other	Total
Jeffrey Wolf	2023	$575,000	$—	$—	$—	$—	$575,000
Chairman and Chief Executive Officer	2022	$561,600	$281,000	$—	$2,328,529	$—	$3,171,129

William L. Ostrander	2023	$375,000	$—	$—	$—	$—	$375,000
Chief Financial Officer	2022	$350,000	$126,241	$—	$401,471	$—	$877,712

(1)	Represents the grant date fair value of option awards determined in accordance with FASB ASC Topic 718. We calculate the grant date fair value of option awards using the Black-Scholes option pricing model using assumptions set forth in Note 13 of the audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Narrative Disclosure to Summary Compensation Table

Overview of Our Compensation Program

A. Philosophy and Objectives

Our primary objective with respect to executive compensation is to design compensation programs that will align executives’ compensation with our overall business strategies for the creation of stockholder value and attract, motivate and retain highly qualified executives.

Our executive compensation program is based on the following philosophies and objectives:

●	Compensation Should Align with Stockholders’ Interests — The Compensation Committee and our Board believes that executives’ interests should be aligned with those of the stockholders.
●	Compensation is Competitive — The Compensation Committee and Board seek to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize the return to stockholders and execute our operational and scientific strategy. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable in relation to comparable companies with which we compete for talent.
●	Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual and long-term strategic and operational goals.

We seek to achieve these objectives through three key compensation elements:

●	Base Salaries Base salary is intended to provide our executive officers with basic non-variable compensation that is competitive considering each officer’s responsibilities, experience and performance, and our financial resources;
●	Discretionary Incentive Bonus — The Compensation Committee’s goal in granting incentive bonuses is typically to tie a portion of each executive officer’s compensation to our operating performance and to the officer’s individual contributions to that performance; and

●	Long-Term Equity Incentive Awards The goal of long-term equity incentive compensation is to align the interests of the executive officers with our stockholders and to provide the officers with a long-term incentive to manage from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock and other equity-based awards directly motivate an executive to maximize long-term shareholder value.

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

B. Compensation Administration

Roles and Responsibilities of the Compensation Committee

The primary purpose of the Compensation Committee is to conduct reviews of our general executive compensation policies and strategies and oversee and evaluate our overall compensation structure and programs. The Compensation Committee confirmed that total compensation paid to our Named Executive Officers during the year ended December 31, 2023, in light of our cash restraints and available equity awards was reasonable and competitive. The following were our Named Executive Officers for the year ended December 31, 2023: Jeffrey Wolf, our Chief Executive Officer and William L. Ostrander, our Chief Financial Officer (collectively, our “Named Executive Officers”). Responsibilities of the Compensation Committee include, but are not limited to:

●	Establishing on an annual basis performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers, evaluating the performance of such officers in light of those goals and objectives, and setting the compensation level for those officers based on this evaluation.
●	Recommending to the Board the compensation for independent Board members (including retainer, committee and committee chair’s fees, stock options and components of compensation as appropriate).
●	Reviewing the competitive position of, and making recommendations to the Board with respect to, the cash-based and equity-based compensation plans and other programs relating to compensation and benefits.
●	Reviewing our financial performance and operations as well as our major benefit plans.
●	Overseeing the administration of our equity and other executive compensation plans, including recommending to the Board of Directors the granting of equity awards under those plans, and the approval or disapproval of the participation of individual employees in those plans.
●	Reviewing and approving for our Chief Executive Officer and other senior executive officers: (a) employment agreements; (b) severance agreements; (c) change in control agreements/provisions; and (d) any other material perquisites or other in-kind benefits.
●	Reviewing and making recommendations to the Board regarding the adoption of or revisions to any recoupment policy or clawback policy.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.scorpiusbiologics.com.

Use of Compensation Consultant

The Compensation Committee has the authority under its charter to retain compensation consultants to assist in carrying out its responsibilities. The Compensation Committee has from time to time retained consultants to provide independent advice on executive officer and director compensation.  In December 2022, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation advisor. Meridian report to the Chairman of the Compensation Committee and had direct access to the other members of the Compensation Committee. The Compensation Committee assessed the independence of Meridian pursuant to SEC rules and in accordance with NYSE American listing standards, noting that Meridian does not provide any services to the Company other than advice to the Compensation Committee regarding executive officer and director compensation, and concluded that no conflict of interest exists.

During 2022, Meridian principally provided analysis, advice and recommendations regarding named executive officer and non-employee director compensation. Meridian conducted a comprehensive assessment of our Named Executive Officer’s pay program relative to a peer group of 17 similarly-situated public companies that were pre-revenue cancer therapeutics companies with market capitalizations between $150 million and $1.6 billion. The elements of the Named Executive Officer’s pay programs assessed against peer group practices included: (1) base salary, (2) target annual incentives (bonuses), (3) target total cash compensation, (4) long-term incentives and (5) target total direct compensation. In addition, Meridian also provided an analysis of our pay mix relative to peer group practices. Meridian’s assessment included our Chief Executive Officer and Chief Financial Officer. In 2022, the Compensation Committee evaluated Meridian’s reports and, as they considered appropriate to achieve the best interests of the Company and its stockholders, made determinations related to 2022 cash bonuses and long-term equity awards based, in part, on Meridian’s reports.

The Compensation Committee set base salaries in December 2022, in part, on Meridian’s 2022 advice. The Compensation Committee did not retain Meridian or any other outside compensation consultant during 2023 as a decision was made not to pay cash bonuses or issue long-term equity awards.

Role of the Chief Executive Officer

Our Chief Executive Officer, Mr. Wolf, makes recommendations to the Compensation Committee regarding the compensation of our other named executive officers. Mr. Wolf does not participate in any discussions or processes concerning his own compensation.

Compensation Committee Consideration of Shareholder Advisory Votes

Based upon the vote of the Company’s shareholders at the 2019 annual meeting of stockholders, the Company currently provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At our annual meeting of stockholders held on September 15, 2022, we submitted our executive compensation program that covers our Named Executive Officers to our stockholders for a nonbinding advisory vote. Our executive compensation program did not receive the support of holders of a majority of the shares that voted on this proposal at the annual meeting of stockholders. In response to the vote, with respect to 2022 compensation, we did not grant Mr. Wolf shares of restricted stock which in prior years resulted in a tax being required to be paid upon grant and resulted in a special bonus being granted to Mr. Wolf to cover taxes and instead we granted him options, which are not taxed upon grant and therefore we did not issue a special bonus to cover taxes. In 2023, the Company determined not to (i) pay cash bonuses in light of cash restraints or (ii) issue long-term equity awards due to the limited number of shares available for issuance under the 2018 Stock Incentive Plan.

C. Competitive Considerations

In making compensation decisions with respect to each element of compensation for our Named Executive Officers, the Compensation Committee believes that it is important to be informed as to the competitive market practices at similarly situated public companies. In setting 2022 target total direct compensation levels for our Named Executive Officers, the Compensation Committee relied in part on reports prepared by Meridian effective December 7, 2022. The Compensation Committee set 2023 base salary based, in part, on Meridian’s 2022 advice. In 2023, the Compensation Committee determined not to pay any cash bonuses or issue long-term equity awards.

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

1. Base Salaries

We provide our Named Executive Officers a competitive level base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers a number of factors including, peer group market data, our company performance, our financial resources, and each Named Executive Officer’s role and responsibilities, experience and individual performance. We design base pay to be competitive in attracting and retaining top talent.

Initial base salaries for the Named Executive Officers were set by their initial respective employment contracts and are reviewed annually by the Compensation Committee. In December 2022, the Compensation Committee reviewed Meridian’s reports and determined to increase base salary for our Chief Executive Officer based solely on a cost of living adjustment.  In December 2022, the Compensation Committee determined that our Chief Financial Officer’s base salary levels were below market practice of our peer group; therefore his base salary was increased to $375,000. There have been no additional increases in base salary. The base salaries for our current Named Executive Officers for 2022, 2023, and 2024 are set forth below:

Named Executive Officer	Base Salary 2022	Base Salary 2023	Base Salary 2024
Jeffrey Wolf, Chief Executive Officer	$561,600	$575,000	$575,000
William L. Ostrander, Chief Financial Officer	$350,000	$375,000	$375,000

2. Bonuses

Each of our Named Executive Officer’s employment agreements provide that such officer is eligible for an annual cash bonus in the discretion of the Compensation Committee. In determining whether to award a cash bonus, the Compensation Committee considers the Company’s performance during the year and the executive’s contribution thereto. Focusing on oindividual performance enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation.

For 2023, the Compensation Committee determined not to pay any bonuses to our Named Executive Officers due to cash restraints. For 2022, the Compensation Committee recommended to the full Board of Directors the following bonus payouts to our Named Executive Officers:

●	Jeffrey Wolf bonus. The Board approved the Compensation Committee’s recommendation that Mr. Wolf receive a $281,000 cash bonus (50% of gross salary which was his then target bonus percentage).
●	William Ostrander bonus. The Board approved the Compensation Committee’s recommendation that Mr. Ostrander receive a $122,500 cash bonus (35% of gross base salary which was his then target bonus percentage).

The employment agreement with Jeffrey Wolf that was in effect during 2022 and 2023 provided that he was eligible for a cash performance bonus of up to fifty percent (50%) of his base salary which was increased to fifty five (55%) in December 2022 in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. William L. Ostrander’s employment agreement that was in effect for 2022 and 2023 provided for an annual bonus of up to thirty-five percent (35%) of his base salary which was increased to forty (40%) in December 2022 in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors.

3. Long-Term Incentives

Our Compensation Committee believes that equity awards are a key component of our executive compensation program. Long-term equity awards incentivize executives to deliver long-term shareholder value, while also providing a retention vehicle for our executives.

In 2023, it was determined that no equity-based compensation would be issued to the Named Executive Officers based upon the limited number of awards available for grant under the 2018 Stock Incentive Plan. We intend to solicit stockholder approval to increase the number of shares available for issuance under our 2018 Stock Incentive Plan. Assuming we obtain such shareholder approval, we intend to issue equity awards for 2023 performance.

In 2022 the Compensation Committee determined the size of equity awards granted to the Named Executive Officers based on the following factors: accounting impact, peer group market data, our company performance and each Named Executive Officer’s position, role and responsibilities, experience, tenure, individual performance and pro forma percent ownership. In addition, the Compensation Committee considered that there was a lack of realizable value from their prior awards since substantially all of the prior awards were of significant low value and/or underwater or held low value. The Compensation Committee also sought to better align the Chief Executive Officer’s equity ownership interest in our company with that of other chief executive officers of our peer group companies. The Compensation Committee determined in December 2022 to grant a combination of options to the Chief Executive Officer and the Chief Financial Officer.

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

Clawback Policy

The Board has adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback.

The Compensation Committee shall determine, in its sole discretion, the timing and method for promptly recouping such erroneously awarded compensation, which may include without limitation: (a) seeking reimbursement of all or part of any cash or equity-based award, (b) cancelling prior cash or equity-based awards, whether vested or unvested or paid or unpaid, (c) cancelling or offsetting against any planned future cash or equity-based awards, (d) forfeiture of deferred compensation, subject to compliance with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder, and (e) any other method authorized by applicable law or contract. Subject to compliance with any applicable law, the Compensation Committee may affect recovery under this policy from any amount otherwise payable to the executive officer, including amounts payable to such individual under any otherwise applicable Company plan or program, including base salary, bonuses or commissions and compensation previously deferred by the executive officer.

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

Outstanding Equity Awards at Fiscal Year-End (December 31, 2023)

	Option Awards					Stock Awards
							Market
	Number of	Number of				Number of	value of
	securities	securities				shares or	shares or
	underlying	underlying				units of	units of
	unexercised	unexercised		Option	Option	stock that	stock that
	options/	options/		exercise	expiration	have not	have not
Name and Principal Position	exercisable	unexercisable		price	date	vested	vested
Jeffrey Wolf	1,428	—		$603.40	06/11/2024	—	—
Chairman and	178	—		$317.10	1/12/2025	—	—
Chief Executive Officer	1,343	—		$172.90	1/11/2026	—	—
	1,071	—		$60.20	12/30/2026	—	—
	1,785	—		$60.90	1/03/2027	—	—
	8,508	—		$27.79	1/07/2028	—	—
	114,285	—		$7.42	1/02/2029	—	—
	285,714	—		$14.49	7/28/2030	—	—
	201,728	—		$8.40	8/24/2030	—	—
	147,980	—		$5.67	1/04/2031	—	—
	10,526	—		$1.67	8/02/2031	—	—
	10,526	—		$0.01	8/02/2031	—	—
	10,526	—		$0.01	8/02/2031	—	—
	161,774	—		$4.06	12/13/2031	—	—
	231,987	—		$4.06	12/30/2031	—	—
	1,526,870	1,316,267	(1)	$1.02	12/07/2032	—	—

William L. Ostrander	8,482	—		$3.64	9/25/2029	—	—
Chief Financial Officer	20,088	1,340	(2)	$4.20	3/12/2030	—	—
	51,487	—		$5.67	1/04/2031	—	—
	34,403	34,404	(3)	$4.06	12/13/2031	—	—
	263,253	226,943	(4)	$1.02	12/07/2032	—	—

(1)	Issued December 7, 2022, 947,712 vested on January 3, 2023 and 1,895,425 vest on a pro-rata basis over 36 months beginning February 2, 2023.
(2)	Issued March 12, 2020, these options vest over a 48-month period beginning April 1, 2020.
(3)	Issued December 13, 2021, these options vest over a 48-month period beginning December 13, 2021.

(4)	Issued December 7, 2022, 163,398 vested on January 3, 2023 and 326,798 vest on a pro-rata basis over 36 months beginning February 2, 2023.

Employment Agreements

On January 4, 2021, we entered into a new employment agreement with Jeffrey Wolf (the “Wolf Agreement”) to continue to serve as our Chief Executive Office and President, which agreement replaces the employment agreement that we entered into on November 22, 2009 and amended on November 22, 2011, January 20, 2014, January 11, 2016, January 1, 2017 and January 2, 2020. Pursuant to the terms of the Wolf Agreement, Mr. Wolf will receive an annual base salary of $540,000 per year which was amended in December 2022 to $575,000. He also may receive, at the sole discretion of the board, an additional cash performance-based bonus equal to up to fifty percent (50%) of his then outstanding base salary at the end of each year (which was amended to fifty five percent (55%) in December 2022) and a discretionary equity award, with the actual amount of his bonus to be increased in the sole discretion of the Board of Directors. In addition, he is to receive (i) an incentive cash bonus in an amount equal to 2% of the Transaction Consideration (as defined in the Wolf Agreement) paid in connection with the consummation of a Change in Control (as defined in the agreement), provided that such Change in Control results in the stockholders of the Company receiving (or being entitled to receive, whether upon the consummation of the Change in Control or at a future date) transaction consideration worth at least 125% of the average closing trading price of the Company’s common stock during the 20 trading-day period immediately preceding the consummation of the Change in Control and (ii) an equity bonus in the form of additional stock options or restricted stock units or shares of restricted stock equal to 2% of the total fully-diluted equity of the Company if our market capitalization is equal to or exceeds a valuation of $500 million or more for fifteen (15) business days or longer. If the Wolf Agreement is terminated for death or disability (as defined in the Wolf Agreement), he (or his estate in the event of death) will receive any unpaid base salary through the date of death or disability, any unpaid target bonus earned through date of termination and he shall be entitled to exercise any vested awards for the shorter of 24 months after termination and the remaining term of the award. If Mr. Wolf’s employment is terminated by us other than for Cause (as defined in the agreement) or by him for Good Reason (as defined in the Wolf Agreement), he will receive a payment of an amount equal to one (1) times his annual base salary plus his annual target bonus amount for the year of termination assuming payment in full of the annual target bonus, accelerated vesting of all unvested equity awards, extension of the time period in which to exercise awards equal to the lesser of 24 months after termination or the remaining term of the award and payment of COBRA premiums for the earlier or twelve months, the date he becomes eligible for other group benefits or his rights to COBRA expire. In addition, in the event the Company terminates Mr. Wolf’s employment upon or at any time in connection with a Change of Control Transaction (as defined in the Wolf Agreement), Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to a pro-rated amount of his target annual target bonus for the year preceding termination, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 12 months after termination or the remaining term of the award. If within one year after the occurrence of a Change in Control, the Executive terminates his employment for Good Reason or the Company terminates his employment for any reason other than death, disability of cause Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to his full target annual target bonus, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 24 months after termination or the remaining term of the award. Under the Wolf Agreement, Mr. Wolf has also agreed to non-competition provisions.

On December 15, 2021, we entered into a four-year employment agreement, effective as of January 1, 2022, with William Ostrander (the “Ostrander Employment Agreement”), to continue to serve as our Chief Financial Officer and Corporate Secretary, which replaced the offer letter we entered into with Mr. Ostrander on September 24, 2019.  The Ostrander Employment Agreement replaced the Offer Letter entered into by us with Mr. Ostrander, dated September 23, 2019, as amended on January 1, 2020 and January 4, 2021. Pursuant to the Ostrander Employment Agreement, Mr. Ostrander is entitled to an annual base salary of $350,000 which was amended in December 2022 to $375,000 and will be eligible for discretionary performance bonus payments of thirty-five percent (35%) (which was amended to forty percent (40%) in December 2022) of his annual base salary.  If Mr. Ostrander’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated by us without Just Cause (as defined in the Ostrander Employment Agreement) then in addition to paying the Accrued Obligations, (i) we shall continue to pay his then current base salary for a period of six (6) months; and (ii) the vesting on all unvested options shall be accelerated so that all options shall become fully vested. If his employment is terminated within one year of a Change of Control (as defined in the 2018 Stock Incentive Plan), he will be paid his then current base salary for a period of six (6) months.

2023 Director Compensation

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2023 regarding the compensation of our directors who at December 31, 2023 were not also named executive officers.

	Fees Earned
	or Paid	Option	Stock
Name and Principal Position	in Cash	Awards	Awards	Totals
John Monahan, Ph.D.	$81,500	$—	$—	$81,500
John K. A. Prendergast, Ph.D.	$301,000	$—	$—	$301,000
Edward B. Smith, III	$92,500	$—	$—	$92,500

As of December 31, 2023, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

	Aggregate	Aggregate
	Number of	Number of
Name	Option Awards	Stock Awards
John Monahan, Ph.D.	245,578	—
John K. A. Prendergast, Ph.D.	339,605	—
Edward B. Smith, III	245,578	—

Director Compensation Program

Our Compensation Committee conducted an evaluation of the compensation of the members of our Board of Directors for 2022 with assistance from Meridian. Based on Meridian’s review, the Compensation Committee determined that the director pay program was consistent with competitive market practices (relative to our publicly traded peer group at that time). After consultation with Meridian, it was determined that our non-employee director compensation program would consist of the following components:

◾	an annual cash fee of $55,000;
◾	each member of the Audit, Compensation and Nominating and Governance Committees will each receive and additional annual cash fee of $8,000, $5,000, and $5,000, respectively;
◾	the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional annual cash fee of $12,500, $8,500 and $7,000, respectively, and
◾	The lead independent director receives a monthly cash fee of $14,000.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 26, 2024, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our current executive officer as a group. As of April 26, 2024, we had 36,031,964 shares of common stock outstanding.

Security Ownership of Management and Certain Beneficial Owners

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Scorpius Holdings, Inc., 627 Davis Drive, Suite 300, Morrisville, North Carolina 27560. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

			Total
			Number of
		Shares	Shares
	Common	subject to	Beneficially	Percentage
Name of Beneficial Owner	Stock	Options (1)	Owned	Ownership
Executive Officers & Directors
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President)	1,094,045	3,032,133	4,126,178	10.5%
William L. Ostrander (Chief Financial Officer and Secretary)	6,597	442,120	448,717	1.2%
John K. A. Prendergast, Ph.D. (Director)	238,272	339,605	577,877	1.6%
John Monahan, Ph.D. (Director)	73	245,578	245,651	*
Edward B. Smith, III (Director)	143	245,578	245,721	*

All Current Executive Officers and Directors, as a group (5 persons)	1,339,130	4,305,014	5,644,144	14.0%

*     less than 1%

(1)	Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of April 26, 2024. Includes 11,025 shares of common stock held by Orion Holdings V, LLC and 10,231 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Does not include 26,468 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. In addition, if our company is traded on a recognized national exchange while Mr. Wolf is employed by us and the market capitalization of our company is equal to or in excess of $500 million for at least fifteen consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board. The shares of common stock to be issued upon conversion of the convertible note issued to Elusys Holdings (the “Note”), the conversion of which is subject to stockholder approval.

The following table sets forth information, as of April 26, 2024, or as otherwise set forth below, with respect to the beneficial ownership of our directors and named executive officers of the common stock of each of our subsidiaries set forth below and (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group.

	Common Stock Beneficially Owned (%)
Name of Beneficial Owner	Pelican Therapeutics, Inc.(1)	Skunkworx Bio, Inc.(2)	Abacus Biotech, Inc.(2)	Scorpius Biomanufacturing, Inc. (2)	Blackhawk Bio, Inc.(2)
Jeffrey Wolf	3.1%	5.0%	5.0%	5.0%	5.0%
William Ostrander	—	—	—	1.0%	—
John K. A. Prendergast, Ph.D.	—	—	—	—	—
John Monahan, Ph.D.	— *	—	—	—	—
Edward B. Smith, III	0.3%	—	—	—	—

Total	3.4%	5.0%	5.0%	6.0%	5.0%
*	less than 1%
(1)	The shares of common stock of Pelican were issued to each individual prior to Pelican becoming a subsidiary of our company.
(2)	Consists of options issued in each applicable subsidiary pursuant to our 2021 Subsidiaries Stock Incentive Plan. Percent is the beneficial ownership percent for each individual in the applicable subsidiary.

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

The following is a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Director Compensation” and Part III, Item 11. “Executive Compensation:”

Compensation paid to our executive officers during 2023 and 2022 and equity awards granted to our executive officers and directors during 2021, 2022, 2023 and payments due to interests in Pelican, are disclosed under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—2022 Director Compensation” and Part III, Item 11. “Executive Compensation” and Note 4 to the Company's audited consolidated financial statements for the years ended December 31, 2023 and 2022 “Acquisition of Pelican Therapeutics.”

On December 20, 2021, we entered into the Merger Agreement with Merger Sub, Elusys Therapeutics and Fortis Advisors LLC pursuant to which we acquired Elusys Therapeutics through the Merger. Elusys Therapeutics was formed in 1998 by Jeff Wolf, our President, Chief Executive Officer and Chairman of the Board of Directors, who was a director of Elusys Therapeutics and directly and through affiliated entities owns approximately 1.2% of the outstanding stock of Elusys Therapeutics, in the form of common stock, which is subordinate in terms of distributions to the Elusys preferred stock. However, pursuant to the terms governing the Elusys Therapeutics preferred stock, the preferred stockholders of Elusys Therapeutics will receive all of the initial $5 million of Merger Consideration and all of the net payments from the $31 million of revenues related to fulfillment of the existing SNS contract. While the amount of earn out payments, if any, to be made over the 12 year period following closing is very uncertain, it also presently seems likely that most if not all of such payments will also be paid to the preferred stockholders of Elusys Therapeutics under the terms of such preferred stock. See” Business Recent Developments” for a more complete description of the Merger Agreement.

Indemnification agreements

Our third amended and restated certificate of incorporation contains provisions limiting the liability of directors and our second amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors.

The Divestiture of Elusys Therapeutics

On December 27, 2023, pursuant to that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Agreement”), that we entered into with  Elusys Holdings Inc., a Delaware corporation (“Buyer”), a company controlled by our Chairman, Chief Executive Officer and President, Jeffrey Wolf, we completed the Transaction described under Business “the Divestiture of Elusys Therapeutics, Inc.”. See-Part I-Item 1-"Business - The Divestiture of Elusys Therapeutics, Inc.“

Shared Services Agreement

In connection with the Divestiture Transaction, on the date of Closing we entered into a shared services agreement (the “Shared Services Agreement”) described below.

In consideration for such services, the Buyer will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of its direct and indirect costs incurred in providing those services. We will charge the Buyer a fee for services performed by (i) our employees which shall be a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. Buyer will also pay us for general and administrative expenses incurred by us attributable to both the operation of the Buyer and us (other than the provision of the services performed by us employees) and the provision of the shared services.

Note issued to Elusys Holdings

On January 26, 2024 we issued to Elusys Holdings, Inc., an entity controlled by Jeff Wolf (“Elusys Holdings”), a convertible promissory note in the aggregate amount of $2,250,000 (the “Note”), the conversion of which is subject to both Elusys Holdings’ election and obtaining stockholder approval of the issuance of shares of our common stock upon such conversion. The Note bears interest at a rate of 1% per annum, mature on the one-year anniversary of its issuance and convert into shares of our common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. The conversion price is equal to $0.39109 (which was 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023). Based upon a conversion price of $0.39109, which is 110% of the VWAP of our common stock for the seven trading days prior to December 11, 2023, upon conversion of the Note (exclusive of interest), Elusys Holdings would be issued 5,810,740 shares of our common stock upon conversion of the Note.

Independence of the Board of Directors

The Board of Directors undertook a review of the independence of the members of the Board of Directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Directors has determined that all of our current directors, except Mr. Wolf, due to his position as President and Chief Executive Officer of our company, are “independent” as that term is defined under the rules of NYSE American. As a result, Dr. Monahan, Dr. Prendergast and Mr. Smith are deemed to be “independent” as that term is defined under the rules of NYSE American. See the section of this Annual Report entitled “Director Independence” in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.        Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2023 and 2022 by BDO USA, P.C. (f/k/a BDO USA, LLP).

	December 31,	December 31,
	2023	2022
Audit fees and expenses (1)	$702,600	$605,349
(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.        Exhibit and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report for the fiscal year ended December 31, 2023:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2023 and 2022

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the exhibit index immediately preceding the signature page are either filed as part of this report or are incorporated herein by reference:

Item 16. Form 10 K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1

Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among the Registrant, B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2020 (File No. 001-35994))

1.2

Amendment No. 1, dated December 10, 2020, to the Amended and Restated At Market Issuance Sales Agreement, dated August 24, 2020, by and among the Registrant., B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the SEC on December 10, 2020 (File No. 001-35994))

1.3

Sales Agreement, dated December 8, 2023, by and between the Registrant and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2023 (File No. 001-35994))

2.1

Merger Agreement, dated December 20, 2021, by and among the Registrant, Heat Acquisition Sub 1, Inc. and Elusys Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2021 (File No. 001-35994))

2.2

Asset and Equity Interests Purchase Agreement by and between the Registrant and Elusys Holdings Inc., dated as December 11, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

Exhibit No.	Description

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 6, 2013 (File No. 333-188365))

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on May 29, 2013 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on May 30, 2013 (File No. 333-188365))

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017 (File No. 001-35994))

3.4

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2018 (File No. 001-35994))

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission March 23, 2020 (File No. 001 -35994))

3.6

Amended and Restated Bylaws, dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2019 (File No. 001-35994))

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (File No. 001 -35994))

3.8

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001 -35994))

3.9

Second Amended and Restated Bylaws, dated May 3, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3,2022 (File No. 001 -35994))

3.10

Certificate of Amendment to Certificate of Incorporation to the Third Amended and Restated Certificate of Incorporation, dated February 5, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024 (File No. 001-35994))

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

Exhibit No.	Description

4.9#	2017 Stock Incentive Plan (incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on July 11, 2017 (File No. 333-219238))
4.10

Rights Agreement between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company dated March 11, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on March 12, 2018 (File No. 001-35994))

4.11#	2018 Stock Incentive Plan ((incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))
4.12	Amendment No. 1 to Rights Plan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2019 (File No. 001-35994))
4.13

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

4.14	Description of Securities of Scorpius Holdings, Inc.
4.15

Amendment No. 3 to the Rights Agreement dated as of March 8, 2021 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, and Amendment No. 2 thereto, dated as of March 10, 2020, by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on March 12, 2021 (File No. 001-35994))

4.16

Heat Biologics, Inc. 2021 Subsidiaries Stock Incentive Plan (incorporated by reference as Exhibit B to the Heat Biologics, Inc. Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

4.17

Amendment No. 4 to the Rights Agreement dated as of March 8, 2021 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, Amendment No. 2 thereto, dated as of March 10, 2020, and Amendment No. 3 thereto dated as of March 8, 2021 by and between Heat Biologics, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.5 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2022 (File No. 001-35994)

4.18

Amendment No. 5 to the Rights Agreement dated as of March 11, 2023 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, Amendment No. 2 thereto, dated March 10, 2020, Amendment No. 3 thereto, dated March 8, 2021, and Amendment No. 4 thereto, dated March 11, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.6 to the Form 8-K filed with the Securities and Exchange Commission on March 13, 2023 (File No. 001-35994))

4.19

Amendment No. 6 to the Rights Agreement dated as of December 11, 2023 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, Amendment No. 2 thereto, dated March 10, 2020, Amendment No. 3 thereto, dated March 8, 2021, Amendment No. 4 thereto, dated March 11, 2022, and Amendment No. 5 thereto, dated March 11, 2023, by and between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

4.20

Convertible Note in the principal amount of  $2,250,000 issued to Elusys Holdings Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))

10.1#

Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.2#

Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

Exhibit No.	Description

10.3

Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.4

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.5

Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.77 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.6

Form of Non-Statutory Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.78 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.7

Form of Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.79 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.8

Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.9

Form of Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.10

Form of Notice of Award under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.11

Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.12

Heat Biologics, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.13

Amendment No. 1 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-35994))

10.14

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.15

Amendment no. 2 to the Heat Biologics 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2020)

10.16

Amendment No. 3 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2020)

10.17

Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, dated as of January 4, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.18

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.19

Lease between Durham Keystone Tech 7, LLC and Heat Biologics, Inc. dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021 (File No. 001-35994))

Exhibit No.	Description

10.20

Form of Stock Option Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

10.21

Form of Restricted Stock Purchase Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

10.22

Heat Biologics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule A filed with the Securities and Exchange Commission on August 3, 2021 ) (File No. 001-35994))

10.23

Lease between Merchants Ice II, LLC and Heat Biologics, Inc. dated June October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021 (File No. 001-35994))

10.24

Form of Amended and Restated Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021(File No.001-35994)

10.25

Employment Agreement effective as of January 1, 2022 by and between Heat Biologics, Inc. and William Ostrander (incorporated by reference to Exhibit 10.2 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021(File No.001-35994)

10.26

Ordering Agreement between Lonza Sales AG and Elusys Therapeutics, Inc. (incorporated by reference to Exhibit 10.62 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023(File No.001-35994)

10.27

Ordering Agreement between Lonza Sales AG and Elusys Therapeutics, Inc. (incorporated by reference to Exhibit 10.63 to the Heat Biologics, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023(File No.001-35994)

10.28

Form of New Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35994))

10.29

Form of New Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35994))

10.30

Amendment No. 4 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022)

10.31

Amendment No. 4 to the Scorpius Holdings, Inc. 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022)

10.32

Amendment No. 1 to Employment Agreement between Scorpius Holdings, Inc. and Jeffrey Wolf, effective as of December 7, 2022 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022 (File No. 001-35994))

10.33

Amendment No. 1 to Employment Agreement between Scorpius Holdings, Inc. and William Ostrander, effective as of December 7, 2022 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022 (File No. 001-35994))

10.34

Lease between TPB Merchants Ice LLC and Scorpion Biologics, Inc. dated December 31, 2022 (incorporated by reference to Exhibit 10.1 to the Heat Biologics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-35994))

10.35

Amendment No. 2 to William Ostrander Employment Agreement with the Registrant, dated as of December 11, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

Exhibit No.	Description

10.36

Form of Shared Services Agreement between the Registrant and Elusys Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

10.37

Patent Rights Sale and Assignment Agreement between NightHawk Biosciences, Inc. and Kopfkino IP, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.)
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

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

*     Filed herewith.

#   Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of April 2024.

Scorpius Holdings, Inc.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: April 26, 2024

By:	/s/ William L. Ostrander
William L. Ostrander
Chief Financial Officer, and Secretary
(Principal Financial and Principal Accounting Officer)
Date: April 26, 2024

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

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	April 26, 2024

/s/ William L. Ostrander	Chief Financial Officer, and Secretary	April 26, 2024
William L. Ostrander	(Principal Financial and Principal Accounting Officer)

/s/ John Monahan, Ph.D.	Director	April 26, 2024
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	April 26, 2024
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith, III	Director	April 26, 2024
Edward B. Smith, III

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Scorpius Holdings, Inc.

Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scorpius Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

Process Development Revenue Recognition – Estimated Labor Hours to Complete

As described in Notes 3 and 12 to the Company’s consolidated financial statements, the Company recognized $6.6 million in process development revenue for the year ended December 31, 2023. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion based on the ratio of actual labor hours incurred to date to the Company’s total estimated labor hours to complete.

We identified the total estimated labor hours to complete certain process development revenue contracts as a critical audit matter. The determination of the total estimated labor hours and progress toward completion requires management to make significant estimates. Changes in the total estimated labor hours can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of the total estimated remaining labor hours used by the Company in its progress toward completion for certain contracts by:
●	Performing inquiries with project managers to assess the nature of activities to complete the project.
●	Performing a retrospective review of progress towards completion by comparing to actual labor hours incurred after year-end and investigating variances (if any).
●	Obtaining and examining agreements for certain revenue transactions to verify they were appropriately included in management’s estimates of the progress towards completion.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Raleigh, North Carolina

April 26, 2024

SCORPIUS HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Current Assets
Cash and cash equivalents	$184,925	$3,191,714
Short-term investments	2,206,555	35,837,309
Accounts receivable	375,192	81,456
Grant receivable	—	1,524,522
Contingent consideration receivable, related party	268,000	—
Prepaid expenses and other current assets	817,029	1,491,123
Inventory	909,158	—
Current assets of discontinued operations	—	7,928,136
Total Current Assets	4,760,859	50,054,260

Property and Equipment, net	17,587,337	20,438,521

Operating lease right-of-use asset	6,041,439	5,866,261
Finance lease right-of-use asset	20,473,742	15,329,075
Other assets	203,135	260,011
Deposits	251,115	270,461
Contingent earn-out receivable, related party	1,720,000	—
Non-current assets of discontinued operations	—	12,178,323
Total Assets	$51,037,627	$104,396,912

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,109,947	$4,213,732
Deferred revenue, current portion	2,359,441	1,585,808
Operating lease liability, current portion	524,208	397,855
Finance lease liability, current portion	904,681	301,048
Accrued expenses and other liabilities	2,201,861	1,916,601
Current liabilities of discontinued operations	—	9,622,279
Total Current Liabilities	10,100,138	18,037,323

Long Term Liabilities
Deferred revenue, net of current portion	30,000	32,500
Operating lease liability, net of current portion	3,597,014	3,079,887
Financing lease liability, net of current portion	9,016,140	5,520,034
Non-current liabilities of discontinued operations	—	5,290,500
Total Liabilities	22,743,292	31,960,244

Commitments and Contingencies (Note 11 and 15)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 26,219,461 and 25,661,488 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5,244	5,126
Additional paid-in capital	285,713,238	283,019,456
Accumulated deficit	(254,370,827)	(209,153,659)
Accumulated other comprehensive income	48,877	51,924
Total Stockholders' Equity - Scorpius Holdings, Inc.	31,396,532	73,922,847
Non-Controlling Interest	(3,102,197)	(1,486,179)
Total Stockholders' Equity	28,294,335	72,436,668

Total Liabilities and Stockholders' Equity	$51,037,627	$104,396,912

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2023	2022
Revenue	$6,994,838	$370,176

Operating expenses:
Cost of revenues	2,736,998	81,295
Research and development	20,119,791	20,223,495
Selling, general and administrative	26,170,221	20,130,546
In-process research and development impairment	—	3,500,000
Change in fair value of contingent consideration	—	(3,342,515)
Total operating expenses	49,027,010	40,592,821

Operating loss	(42,032,172)	(40,222,645)

Change in fair value of warrant liability	—	11,020
Interest income	457,189	987,247
Unrealized gain (loss) on short-term investments	123,044	(1,701,428)
Interest expense	(776,838)	(182,509)
Other expense, net	(104,822)	(482,689)
Total non-operating loss	(301,427)	(1,368,359)

Net loss before income taxes from continuing operations	(42,333,599)	(41,591,004)
Income tax benefit	571,120	215,937
Net loss from continuing operations	(41,762,479)	(41,375,067)
Net loss from discontinued operations before income taxes	(5,005,518)	(5,560,130)
Income tax (expense) benefit from discontinued operations	(65,189)	3,073,000
Net loss from discontinued operations, net of tax benefit	(5,070,707)	(2,487,130)
Net loss	(46,833,186)	(43,862,197)
Net loss - non-controlling interest	(1,616,018)	(427,491)
Net loss attributable to Scorpius Holdings, Inc.	$(45,217,168)	$(43,434,706)

Weighted-average common shares outstanding, basic and diluted	26,046,594	25,606,326

Net loss per share, basic and diluted - continuing operations	$(1.54)	$(1.60)
Net loss per share, basic and diluted - discontinued operations	$(0.19)	$(0.10)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(1.74)	$(1.70)

Comprehensive loss
Net loss	(46,833,186)	(43,862,197)
Unrealized (loss) gain on foreign currency translation	(3,047)	119,865
Total comprehensive loss	(46,836,233)	(43,742,332)
Comprehensive loss attributable to non-controlling interest	(1,616,018)	(427,491)
Comprehensive loss - Scorpius Holdings, Inc.	$(45,220,215)	$(43,314,841)

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common	Additional	Accumulated	Comprehensive	Non-Controlling	Stockholders
	Stock	Paid-in Capital	Deficit	Gain (Loss)	Interest	Equity
Balance at December 31, 2021	$5,055	$278,890,153	$(165,718,953)	$(67,941)	$(1,074,743)	$112,033,571
Issuance of common stock from vesting of restricted stock awards	65	(65)	—	—	—	—
Common Stock Issuance ESPP	6	43,631	—	—	—	43,637
Stock based compensation	—	4,085,737	—	—	—	4,085,737
Exercise of options	—	—	—	—	16,055	16,055
Other comprehensive income	—	—	—	119,865	—	119,865
Net loss	—	—	(43,434,706)	—	(427,491)	(43,862,197)
Balance at December 31, 2022	5,126	283,019,456	(209,153,659)	51,924	(1,486,179)	72,436,668
ATM raise	27	46,115	—	—	—	46,142
Issuance of common stock from vesting of restricted stock awards	79	(79)	—	—	—	—
Common Stock Issuance ESPP	12	19,470	—	—	—	19,482
Stock based compensation	—	2,628,276	—	—	—	2,628,276
Other comprehensive loss	—	—	—	(3,047)	—	(3,047)
Net loss	—	—	(45,217,168)	—	(1,616,018)	(46,833,186)
Balance at December 31, 2023	$5,244	$285,713,238	$(254,370,827)	$48,877	$(3,102,197)	$28,294,335

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended,
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(46,833,186)	$(43,862,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	3,873,079	—
Intangible asset impairment loss	2,277,921	3,500,000
Depreciation and amortization	6,474,256	2,115,015
Amortization of intangible asset	1,091,250	1,030,625
Noncash lease expense	514,665	116,583
Stock-based compensation	2,628,276	4,085,737
Change in fair value of common stock warrants	—	(11,020)
Change in fair value of contingent consideration	(107,355)	(3,452,015)
Unrealized (gain) loss on investments	(123,019)	1,701,443
Deferred tax liability	(571,120)	(3,288,937)
Payment of contingent consideration	(1,073,145)	—
Gain on sale of discontinued operations	(1,467,451)	—
Increase (decrease) in cash arising from changes in assets and liabilities, net of acquisitions:
Accounts receivable	(293,698)	(15,967)
Other assets	(368,124)	12,233,529
Prepaid expenses and other current assets	2,731,454	58,656
Grant receivable	1,524,522	(206,163)
Contract receivables	—	24,526,231
Inventory	(909,158)	5,844,000
Income tax receivable	600,877	443,968
Right-of-use assets	(277,807)	(12,158,238)
Deposits	42,439	(64,560)
Accounts payable	(116,908)	3,299,326
Deferred revenue	771,133	1,583,308
Accrued expenses and other liabilities	(1,921,496)	(3,126,158)
Other long-term liabilities	—	(53,530)
Net Cash Used In Operating Activities	(31,532,595)	(5,700,364)

Cash Flows from Investing Activities
Purchase of short-term investments	(483,497)	(2,457,348)
Sale of short-term investments	34,237,270	53,243,519
Purchases of property and equipment	(1,985,557)	(20,117,998)
Disposal of property and equipment	220,802	388,103
Proceeds from sale of Elusys Therapeutics	247,577	—
Acquisition of Elusys Therapeutics, net of cash paid	—	2,719,899
Payment of contingent consideration	—	(22,784,571)
Net Cash Provided by Investing Activities	32,236,595	10,991,604

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	65,624	59,692
Payment of contingent consideration	(6,434,115)	(4,735,000)
Repayments of principal under finance lease	(2,583,583)	(231,633)

Net Cash Used In Financing Activities	(8,952,074)	(4,906,941)

Effect of exchange rate changes on cash and cash equivalents	(1,555)	(3,624)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,249,629)	380,675

Cash and Cash Equivalents – Beginning of the Period	8,434,554	8,053,879

Cash and Cash Equivalents – End of the Period	$184,925	$8,434,554

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained upon operating lease commencements	$895,578	$6,348,346
Right-of-use assets obtained upon financing lease commencements	$9,983,504	$15,477,515
Right-of-use assets surrendered upon financing lease modifications	$(3,092,408)	$(81,752)
Right-of-use assets obtained upon financing lease modifications	$70,033	$37,654
Right-of-use assets obtained upon operating lease modifications	$87,839	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$288,807
Contingent and deferred cash consideration related to Elusys acquisition	$—	$42,853,685
Reconciliation of cash and cash equivalents at December 31, 2023 and 2022
Cash and cash equivalents included in current assets of discontinued operations	$—	$5,242,840
Cash and cash equivalents of continuing operations	184,925	3,191,714
Total cash and cash equivalents	$184,925	$8,434,554

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization

Scorpius Holdings, Inc. (formerly Nighthawk Biosciences, Inc.) is a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries through its Scorpius Biomanufacturing, Inc. (“Scorpius”) subsidiary. Its services include clinical and commercial drug substance manufacturing, release and stability testing and variety of process development services, including upstream and downstream development and optimization, analytical method development, cell line development, testing and characterization. The lead facility in San Antonio, TX commenced operations in September 2022.

During the past year, the Company’s priorities had shifted to biomanufacturing capabilities resulting in a refocusing of our resources towards our biomanufacturing efforts, deprioritizing our research efforts, divestment of non-cost assets, and clinical stage oncology assets including HS-110 and PTX-35. The Company also intends to continue discovery efforts of our subsidiary, Skunkworx, if it has sufficient resources.

Effective February 6, 2024, NightHawk Biologics, Inc. changed its name to Scorpius Holdings, Inc. (the “Company”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

2.        Discontinued Operations

On December 27, 2023, NightHawk Biosciences, Inc. completed the sale of all of its assets and equity interest in Elusys Therapeutics, Inc. (“Elusys”)  to Elusys Holdings, a company controlled by our Chairman, Chief Executive Officer, and President, Jeffrey Wolf for approximately $2.5 million before working capital, escrow adjustments and transaction expenses. Total consideration included $0.5 million of cash received at closing, $0.3 million related to consideration from a one-year convertible note, and fair value of $1.7 million in future payments from Elusys upon the achievement by Elusys of certain financial goals. The gain on the transaction was approximately $1.5 million.

The Company has separately reported the financial results of Elusys as discontinued operations in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively. Assets and liabilities of discontinued operations in the consolidated balance sheet have a carrying value of $0 as of December 31, 2023.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and liabilities classified as discontinued operations in the consolidated balance sheets as of December 31, 2022 consist of the following:

Assets of discontinued operations:	December 31, 2022
Current assets:
Cash and cash equivalents	$5,242,840
Income tax refund receivable	600,877
Prepaid expenses and other current assets	2,084,419
Total Current Assets	7,928,136
Long term assets:
Property and equipment, net	41,854
Intangible assets, net	8,669,375
Goodwill	3,301,959
Operating lease right-of-use asset	138,885
Deposits	26,250
Total long term assets	12,178,323
Total assets of discontinued operations	$20,106,459

Liabilities of discontinued operations
Current liabilities:
Accounts payable	$210,321
Accrued expenses and other liabilities	2,385,320
Contingent consideration, current portion	6,934,114
Operating lease liability, current portion	92,524
Other liabilities	—
Total current liabilities	$9,622,279
Long term liabilities:
Contingent consideration, net of current portion	5,290,500
Total long term liabilities	5,290,500
Total liabilities of discontinued operations	$14,912,779

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The results of operations from discontinued operations for the years ended December 31, 2023 and 2022 have been reflected in the consolidated statement of operations and consist of the following:

	For the Year Ended
	December 31,
	2023	2022
Revenue	$6,699,200	$6,012,993

Operating expenses:
Cost of revenues	2,163,723	6,319,723
Research and development	2,549,959	3,237,905
Selling, general and administrative	1,346,565	1,000,333
Amortization of intangible asset	1,091,250	1,030,625
Goodwill impairment loss	3,873,079	—
Intangible asset impairment loss	2,277,921	—
Change in fair value of contingent consideration	(107,355)	(109,500)
Total operating expenses	13,195,142	11,479,086

Loss from operations	(6,495,942)	(5,466,093)

Gain on sale of discontinued operations	(1,467,451)	—
Other expense, net	(22,973)	94,037
Total non-operating (loss) income	(1,490,424)	94,037

Net loss from discontinued operations before income taxes	(5,005,518)	(5,560,130)
Income tax benefit from discontinued operations	(65,189)	3,073,000
Net loss from discontinued operations	$(5,070,707)	$(2,487,130)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating, investing and financing cash flows of discontinued operations for the year ended December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Total net cash (used in) provided by operating activities from discontinued operations	$(5,032,271)	$30,042,512
Total net cash provided (used in) by investing activities from discontinued operations	$41,854	$(20,064,672)
Total net cash used by financing activities from discontinued operations	$—	$(4,735,000)

Derecognition and Gain from Disposal of Discontinued Operations

As a result of the Elusys Therapeutics, Inc. sale and pursuant to the terms and conditions of the divestiture agreement entered into with Elusys Holdings, the Company ceased to have a financial interest in Elusys Therapeutics, Inc. as of December 27, 2023. Because the Company was selling all of its equity interest in Elusys Therapeutics, a wholly owned subsidiary that met the definition of a business, the Company considered deconsolidation guidance under ASC 810-10-40 Consolidation – Derecognition. The derecognition of Elusys Therapeutics requires the recognition of a gain or loss measured as the difference of fair value of consideration received (NCI is not applicable for Elusys) less the Company’s carrying value of Elusys Therapeutics. The Company concluded that the divestiture agreement was to be accounted for under derecognition guidance and required the company to record a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized.

Pursuant to the Agreement, Elusys Holdings was obligated to pay us $500,000 on December 11, 2023, which payment was timely completed. Elusys Holdings  is further obligated to pay to us on an annual basis a royalty fee equal to 3% of

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

gross revenue received by Elusys Holdings or any of its affiliates or their respective successors or licensees from all sales of the anthrax antitoxin known as ANTHIM® during the period commencing on January 1, 2024 and ending on June 30, 2031; provided that, if as of December 31, 2028, we have not received an aggregate of $5,000,000 in such royalty fees, Elusys Holdings  will be obligated to pay to us  no later than March 1, 2029 a cash payment equal to the difference between the aggregate amount of such royalty fees received by us  and $5,000,000.

Pursuant to the Agreement, at the December 27, 2023 closing of the Divestiture Transaction (the “Divestiture Closing”), Elusys Holdings assumed certain specified liabilities and manufacturing commitments relating to Elusys Therapeutics’ business, which at the time of the Divestiture were estimated at $51.4 million. The assumed liabilities and manufacturing commitments include all amounts owed to the former owners of Elusys Therapeutics under that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among us, Heat Acquisition Sub 1, Inc., Elusys Therapeutics and Fortis Advisors LLC, in its capacity as “Stockholders’ Representative,” which provides that we will remain liable if Elusys Holdings fails to satisfy its obligations to pay merger consideration under the Merger Agreement. In addition, from and after the Divestiture Closing, Elusys Holdings asumed all operating costs of Elusys Therapeutics, including the costs incurred after the closing related to Elusys Therapeutics employees, consultants, and regulatory and research costs. Mr. Wolf and William Ostrander, our Chief Financial Officer, will continue to serve in their current positions with us and also continue to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Elusys Holdings.

Also in connection with the transaction, we entered into a Shared Services Agreement with the Buyer setting forth the terms on which we will provide to Buyer, on a transitional basis, certain services or functions that it has historically provided to Elusys. Shared services will include various administrative, accounting, billing, cash management and banking and budgeting services and other support services. In consideration for such services, the Buyer will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of its direct and indirect costs incurred in providing those services. We will charge the Buyer a fee for services performed by (i) our employees which shall be a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. Buyer will also pay us for general and administrative expenses incurred by us attributable to both the operation of the Buyer and us (other than the provision of the services performed by us employees) and the provision of the shared services. As of December 31, 2023, no such services were provided.

The fair value of consideration received is shown in the following table:

2023
Upfront cash consideration	$500,000

Estimated fair value of 3% ANTHIM earnout	$1,720,000
Estimated fair value of contingent consideration receivable, related party	$268,000
Total fair value of contingent consideration receivable, related party	$1,988,000

Total fair value of consideration received	$2,488,000

Refer to “The Divestiture of Elusys Therapeutics, Inc.” for additional information on fair value assumptions of each contingent consideration. The book value of the assets and liabilities derecognized on December 27, 2023 in connection with the sale were as follows:

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2023
Cash	$252,423
Prepaid expenses and deposits	30,228
Intangibles and other long-term assets	6,728,109
Accounts payable	(197,082)
Accrued expenses and other liabilities	(1,183,129)
Contingent royalty earnout liability	(4,610,000)
Net book value of assets and liabilities sold	$1,020,549

After recording the fair value of consideration and derecognition of assets and liabilities, the Company recorded a gain from disposal of discontinued operations in the amount of $1,467,451 as follows:

2023
Total fair value of consideration received and receivable	$2,488,000
Less: net book value of assets and liabilities sold	(1,020,549)
Gain from disposal of discontinued operations	$1,467,451

3.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Scorpius Holdings, Inc., and its subsidiaries (“the Company” or “Scorpius”), Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius Biomanufacturing, Inc. (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2023 and 2022 year-end financials include an 85% controlling interest in Pelican and a 94% controlling interest in Scorpius Holdings, Inc. Scorpius Holdings, Inc. accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

Going Concern Uncertainty

The Company has an accumulated deficit of $254.4 million as of December 31, 2023 and a net loss of approximately $46.8 million for the year ended December 31, 2023 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects significant expenses in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it will be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, equipment sale leasebacks, partnerships, grants, funding collaborations and other funding transactions, if any are available. As of December 31, 2023, the Company had approximately $2.4 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, a small customer base with mostly short-term contracts, uncertainty of market acceptance of the Company’s service offerings, market competition from similar and larger sized CDMO companies, competitive pricing pressure, and dependence on key individuals and sole source suppliers.

The Company depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. If third-party suppliers do not supply raw materials on a timely basis, the Company’s manufacturing services may be delayed or canceled which would adversely impact our financial condition and results of operations. If our suppliers are non-compliant with the FDA’s quality system regulations or other applicable laws or regulations, the Company would be required to find alternative suppliers.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, consideration receivable, other intangible assets, income taxes, stock-based compensation, right-of-use assets and lease liabilities, estimates used in divestiture accounting, and useful lives of intangible assets. Actual results may differ from those estimates.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing  performance. To date, the CODM has viewed the operations and managed the business as one segment.

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

SCORPIUS HOLDINGS, INC.

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

The fair value of the warrants, including the warrants issued in connection with the January 2020 common stock offering and recorded as liability, was determined using the Monte Carlo simulation model, which is deemed to be an appropriate model due to the terms of the warrants issued. The fair value of warrants was affected by changes in inputs to the Monte Carlo simulation model including the Company’s stock price,expected stock price volatility, the remaining term, and the risk-free interest rate. This model uses Level 3 inputs, including stock pricevolatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2023 the fair value of such warrants was $nil.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2023, there were no cash amounts in excess of $250,000. As of December 31, 2022, the uninsured balance was $7.8 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are capitalized. Depreciation is calculated using the straight-line method and is based on estimated useful lives of five years for lab equipment, three years for computer equipment, eight years for furniture and fixtures and vehicles, and the lesser of the useful life or life of the lease for leasehold improvements.

Leases

The Company leases office space and certain equipment under non-cancelable lease agreements. The Company applies the accounting guidance in ASC 842, Leases. As such, the Company assesses all arrangements that convey the right to control the use of property, plant and equipment at inception to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease the Company: (i) identifies lease and non-lease components; (ii) determines the consideration in the contract; (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. When a modification to a lease occurs, the lease liability and right-of-use asset is remeasured based on the remaining lease payments and incremental borrowing rate as of the effective date of the modification.

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

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We do not record leases with terms of 12 months or less on the Consolidated Balance Sheets, and are expensed as incurred.

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

In accordance with ASC 740, Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations.

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant for stock options and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, and expected term. The expected volatility rates are estimated based on average historical stock price volatility of its own data. The expected term for the years ended December 31, 2023 and 2022 represents the average time that options are expected to be outstanding based on the average of the vesting term and the contractual term of the option. We account for forfeitures as they occur. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests is the result of the Company’s consolidation of subsidiaries of which it does not own 100%. In October 2018, the Company entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in the Company’s subsidiaries, Heat I, Inc. and Pelican, a related party prior to

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

acquisition, for 35,000 shares of the Company’s common stock. The stock exchange resulted in the Company owning 100% of Heat I, Inc. and increasing its controlling ownership in Pelican from 80% to 85%. Therefore, the Company’s net loss attributable to non-controlling interests relates to the 15% ownership of Pelican and 6% ownership of Scorpius Biomanufacturing that Scorpius does not own as of December 31, 2023 and 2022.

Deferred Revenue

Deferred revenue is comprised of biomanufacturing and process development customer deposits received in advance of our fulfillment of performance obligations.

License Agreements

The Company has licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In-as-much as the technology that the Company out-licensed remains in the early stages of development since there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any additional future revenue from Shattuck. As of December 31, 2023 and December 31, 2022, there was $0.03 million and $0.04 million of deferred revenue related to the Shattuck license agreement.

Process Development

Process development deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of December 31, 2023 and December 31, 2022, there was $2.4 million and $1.6 million of deferred revenue related to process development, respectively.

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

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold.

Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses in our consolidated statements of income.

Payment terms and conditions vary by contract type, although terms generally require payment within 30 to 60 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, our contracts do not contain a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

services, not to receive financing from our customers or to provide customers with financing. The Company has applied the practical expedient in ASC 606 and excludes information about a) remaining performance obligations that have an original expected duration of one year or less and b) transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. As of December 31, 2023, we do not have any unsatisfied performance obligations for contracts greater than one year.

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

The CPRIT grant covered the period from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million was received in April 2023. Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable until grant funds are received. As of December 31, 2023, all $15.2 million has been recognized and received.

License Revenue

The Company has licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck Labs, Inc. (“Shattuck”) paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $100,000 from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154. However, the technology that the Company out-licensed remains in the early stages of development since there is a low likelihood of success for any technology at such stage, there can be no assurance that any products will be developed by Shattuck or that the Company will derive any additional future revenue from Shattuck. See Note 18, “Subsequent Events.”

Process Development Revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion based on the ratio of actual labor hours incurred to date to the Company’s estimated labor hours to complete. Under a process development contract, the customer owns the product details and process, which have no alternative use. Each process represents a distinct service that is sold

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin.

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

In determining the transaction price, the Company considers the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. The Company includes in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

Geographic Concentration

The Company attributes revenue to the individual countries where the customer is headquartered. The Company derived approximately 100% of its revenues from the United States during the year ended December 31, 2023 and approximately 94% of its revenues from Canada and approximately 6% of its revenues from the United States during the year ended December 31, 2022.

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

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill and Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill on an annual basis or when events or changes in circumstances indicate a potential impairment exists, using a fair value-based test. The Company records a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. Refer to Note 9, “Goodwill and other intangible assets” of the Notes to Consolidated Financial Statements for additional information on impairment.

In-process research and development (“IPR&D”) assets acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of the carrying value of the IPR&D assets over fair value. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Contingent Consideration

Consideration paid or received as a result of a purchase or sale of a business may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration is measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, the estimated timing of milestone achievement, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. The milestone payments will be made upon the achievement of milestones as well as royalty payments. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration will be recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration assets and liabilities expected to be settled within 12 months after the balance sheet date are presented in current asset and current liabilities sections, with the non-current portion recorded with other long-term assets and under long term liabilities in the consolidated balance sheets. As of December 31, 2023, there is $0.3 million of contingent consideration receivable, related party representing the fair value of future proceeds from the off-market issuance on a convertible note in Current assets and $1.7 million  contingent earn-out receivable, related party representing royalty payments on future revenue provided as purchase consideration from the divestiture of Elusys Therapeutics in long-term assets, both reported on the Consolidated Balance Sheet as of December 31, 2023. During the year ended December 31, 2022, $3.3 million of contingent consideration related to Pelican was

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

written off as PTX-35 will not continue on to a Phase 2 trial. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

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

Research and Development

Research and development expenses relate to our investments in additions and improvements to our manufacturing process, process development, and costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing developmental products into advanced phase clinical trials as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, testing and enhancement of its product candidates.

Accounts Receivable

Accounts receivable are primarily comprised of amounts owed to us for services and sales provided under our customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. The Company applies judgment in assessing the ultimate realization of our receivables and we estimate an allowance for credit losses based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consist primarily of amounts paid in advance for manufacturing activities, clinical trial support, contract assets and insurance. Contract assets consist of unbilled receivables.

Discontinued Operations

In accordance with ASC Subtopic 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (“disposal group”) is required to be reported as discontinued operations if the disposal group represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets discontinued operations criteria. Assets and liabilities of disposal group meeting discontinued operations treatment is presented separately as held-for-sale. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations.

Impact of Recently Issued Accounting Standards:

In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

4.        Short-Term Investments

Short-term investments consist of equity securities. The Company reports its securities at fair value as of December 31, 2023 and 2022, respectively. Unrealized gains (losses) on securities of $0.1 million and ($1.7) million, respectively, are reported in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022. Short-term investments at December 31, 2023 and 2022 consisted of mutual funds with fair values of $2.2 million and $35.8 million, respectively.

5.        Fair Value of Financial Instruments

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

As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid mutual funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2023 or 2022.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2,206,555	$2,206,555	$—	$—
Contingent consideration receivable, related party	$268,000	$—	$—	$268,000
Contingent earn-out receivable, related party	$1,720,000	$—	$—	$1,720,000

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$35,837,309	$35,837,309	$—	$—
Liabilities:
Contingent consideration	$12,224,614	$—	$—	$12,224,614

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2023:

	Contingent Consideration	Consideration Earn-out
	Receivable, Related Party	Receivable, Related Party
Balance at December 31, 2022	$—	$—
Sale of Elusys Therapeutics, Inc.	268,000	1,720,000
Change in fair value	—	—
Balance at December 31, 2023	$268,000	$1,720,000

		Elusys Contingent
Elusys Contingent Consideration:		Consideration
Balance at December 31, 2021		$—
Acquisition of Elusys Therapeutics		39,853,685
Payment of receivable consideration		(20,784,571)
Payment of inventory consideration		(4,735,000)
Payment of deferred cash consideration		(2,000,000)
Change in fair value		(109,500)
Balance at December 31, 2022 (in liabilities from discontinued operations)		$12,224,614
Payment of contingent consideration		(7,507,260)
Change in fair value		(107,354)
Divestiture of Elusys Therapeutics		(4,610,000)
Balance at December 31, 2023		$—

		Pelican Contingent Consideration
Balance at December 31, 2021		$3,342,515
Change in fair value		(3,342,515)
Balance at December 31, 2022		$—

The change in the fair value of the contingent consideration of ($0.1) million and ($0.1) million for the years ending December 31, 2023 and 2022, respectively, was primarily due to the change in timing and amount of the contract deferred consideration. The reclassification of ($4.6) million of contingent consideration for the year ending December 31, 2023 is due to the divestiture of Elusys Therapeutics, Inc. Therefore, the Company has separately reported the financial results of Elusys as discontinued operations in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively, and presented the related assets and liabilities as of discontinued operations in the consolidated balance sheet as of December 31, 2022.

The change in fair value of contingent earn-out receivable, related party of $1.7 million for the year ended December 31, 2023 represents the fair value of contingent future royalty payments from Elusys Holdings, Inc. on potential future sales generated by Elusys Therapeutics, Inc., as part of the divestiture agreement.

The change in the fair value of the contingent consideration of ($3.3) million for the year ended December 31, 2022 was primarily due to the effect of the change in discount rate, probability of achieving milestones, passage of time on the fair

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

value measurement and discontinuation of the PTX-35 trial, thus leading to the write-off of the Pelican contingent consideration. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statement of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3 (which have now been reclassified to current liabilities of discontinued operations in our consolidated balance sheets) as of December 31, 2023 and December 31, 2022:

As of December 31, 2023
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration receivable, related party	Discounted Cash Flow Analysis
		Maturity Term	1 year
		Market interest rate	14.7%
		Principal amount	$2.25 million

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent earn-out receivable, related party	Discounted Cash Flow Analysis
		Timing of expected payments	2026-2029
		Discount rate	15.0%
		Future revenue projections	$141.4 million
		Minimum earn-out payment	3% or $5.0 million
		Earn-out term through	December 31, 2028

As of December 31, 2022
	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Elusys revenue earn-out	Discounted Cash Flow Analysis
		Timing of expected payments	2025-2036
		Discount rate	24.5%
		Future revenue projections	$325.9 million

Elusys deferred contract consideration	Discounted Cash Flow Analysis
		Timing of expected payments	2023
		Discount rate	15.5%
		Future revenue projections	$7.6 million

The Company records certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

6.        Acquisitions

Pelican Therapeutics

In 2017, the Company consummated the acquisition of 80% of the outstanding equity of Pelican, a related party, and Pelican became a majority owned subsidiary of the Company. During the quarter ended March 31, 2018, cash

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the agreement, the Company was also obligated to make future payments based on the achievement of certain clinical and commercialization milestones, as well as low single digit royalty payments and payments upon receipt of sublicensing income. However, due to the discontinuation of PTX-35 no future milestone payments are expected to be made. The goodwill and in-process R&D resulting from the acquisition were fully impaired as of December 31, 2022 (see Note 8).

Elusys Therapeutics

On April 18, 2022 (“Closing Date”), the Company closed on the acquisition of Elusys Therapeutics. Scorpius paid at the closing a cash upfront payment of $3,000,000 to the former owners (“Sellers”) of Elusys Therapeutics. Scorpius is obligated to pay the Sellers $2,000,000 of deferred cash consideration (“Merger Consideration”) at the same time that the payment of the receivable consideration is to be distributed to the Sellers as described below, which was paid in the second quarter of 2022. Earn out payments will be paid to the sellers for a period of 12 years from the date of the closing equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the closing date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded, or entered into during the first nine years after the Closing Date.

Per the merger agreement that was executed in connection with the acquisition of Elusys Therapeutics (the “Merger Agreement”), upon collection of the Elusys Therapeutics contract receivables of $24.5 million, The Company is obligated to remit payment of $22.3 million (the “Receivable Consideration”) to the Sellers. In April 2022, $20.8 million was remitted to the Sellers less a hold back of $1.5 million related to future fulfillment cost. Elusys Therapeutics  is expected to receive additional revenue from the future fulfillment of an existing U.S. Government contract, and the Company agreed to fulfill the future obligations of Elusys Therapeutics under such contract and pass through and distribute to the Sellers the payments received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments (the “Contract Deferred Consideration”). The Merger Agreement further provides that 80% of any amounts paid to and received by Elusys Therapeutics (the “Additional Earn Out”) after the Closing Date and prior to June 30, 2023, shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement.

The Company acquired Elusys Therapeutics to expand its role in the biodefense space, complementing its focus to target emerging biological threats. The Company initially expected to leverage the capabilities of its potential Scorpius Biomanufacturing facility in Manhattan, Kansas, to manufacture Elusys Therapeutics’ therapies internally and therefore benefit from significant operating synergies, cost savings, as well as enhanced oversight, quality control, and speed to market.  However, the Company is unable to manufacture the Elusys Therapeutics’ therapies internally.  In addition, the Company has to date been unable to generate sufficient revenue from its current manufacturing facility or raise sufficient capital to enable it to build the biomanufacturing facility in Manhattan, Kansas and instead has been required to place contract with third parties for the manufacture of the Elusys Therapeutics’ therapies. See Note 11-Commitments and Contingencies.

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

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimated fulfillment costs to be incurred. The value of the receivable consideration was equal to the value of the contract receivables acquired, less holdback expenses, as this liability was settled within 30 days of the Closing Date.

The acquisition of Elusys Therapeutics was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The acquired Elusys Therapeutics’ assets, including identifiable intangible assets and liabilities assumed, have been recorded at their fair values with the excess purchase price assigned to goodwill. The recognition of goodwill is largely attributed to the value paid for Elusys Therapeutics’ capabilities, which will broaden the Company’s role in the biodefense space. The goodwill recorded for this transaction was valued at $3.9 million and will be deductible for tax purposes over 15 years.

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

From the Elusys Therapeutics acquisition date through December 31, 2022, $6.0 million of total revenue and a net loss before income taxes of $5.6 million associated with Elusys Therapeutics operations are included discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. For the year ended December 31, 2023, $6.7 million of total revenue and a net loss before income taxes of $5.0 million

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

associated with Elusys Therapeutics operations are included discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

In connection with the acquisition, the Company incurred one-time expenses consisting primarily of legal fees, accounting fees and consultant fees. For the year ended December 31, 2022, the Company incurred approximately $0.6 million of acquisition costs related to the Elusys Therapeutics transaction, which are included in discontinued operations in the consolidated statements of operations.

In 2023, the Company’s priorities had shifted to biomanufacturing capabilities, deprioritizing research efforts, and divestment of non-core assets including Elusys Therapeutics, Inc. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. Unaudited pro forma financial information has been omitted because the Elusys operations are reflected as a discontinued operation.

7.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,	December 31,
	2023	2022
Prepaid manufacturing expense	$102,761	$91,477
Contract assets	120,184	—
Other prepaid expenses and current assets	476,233	1,132,502
Prepaid insurance	96,588	201,252
Prepaid preclinical and clinical expenses	21,263	65,892
	$817,029	$1,491,123

8.        Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,	December 31,
	2023	2022
Lab equipment	$21,203,534	$18,060,058
Leasehold improvements	2,827,289	2,486,329
Computers	850,211	502,084
Furniture and fixtures	277,882	245,770
Construction-in-process	9,414	2,053,335
Vehicles	—	44,562
Total	25,168,330	23,392,138
Accumulated depreciation	(7,580,993)	(2,953,617)
Property and equipment, net	$17,587,337	$20,438,521

Depreciation expense totaled $4.6 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

9.        Goodwill and other intangible assets

The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pelican Goodwill and In-Process R&D

Goodwill of $2.2 million and in-process R&D of $5.9 million were recorded in connection with the acquisition of Pelican, as described in Note 6 and have been allocated to the Pelican reporting unit. During the fourth quarter of 2021, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the income approach and in-process R&D with a total carrying value of $5.9 million was written down to its estimated fair value of $3.5 million and an impairment charge of $2.4 million during the fourth quarter of 2021 was recorded and goodwill in the amount of $1.5 million was fully impaired. During the third quarter of 2022, the Company elected to terminate any further development of PTX-35. As a result of the termination, the in-process R&D affiliated with PTX-35, in the amount of $3.5 million, has been fully impaired.

Elusys Therapeutics Goodwill and Intangible Assets

Goodwill of $3.3 million and an intangible asset of $9.7 million was recorded in connection with the acquisition of Elusys which has been allocated to the Elusys Therapeutics reporting unit. During the fourth quarter of 2022, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim goodwill impairment analysis using the income approach. However, through its quantitative analysis, the Company determined the carrying value was not in excess of its estimated fair value and therefore no impairment charge was recorded at December 31, 2022. Elusys Therapeutics’ intangible asset relates to the ANTHIM® formulation and is amortized over its remaining patent life, approximately 80 months. The Company’s annual impairment analysis was performed on April 1, 2023 using the income approach that determined the carrying value remained not in excess of its estimated fair value and, therefore, no impairment charge was necessary. During the second quarter of 2023, the Company finalized the purchase price allocation for the Elusys acquisition and recorded a measurement period adjustment that increased goodwill by approximately $0.6 million to a balance of $3.9 million.

As of September 30, 2023, the Company’s activities with regard to the divesture of the Elusys Therapeutics business met the criteria to report within discontinued operations. The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period presented. The Company evaluated its intangible asset and goodwill for impairment under ASC 360, Property, Plant, and Equipmment and ASC 350, Intangibles—Goodwill and Other. As a result, goodwill was fully impaired by $3.9 million and intangible assets were partially impaired by $2.3 million. These impairments resulted in the carrying value of the assets of discontinued operations being less than the fair value and therefore no loss has been recognized upon reclassification of the disposal group to discontinued operations treatment. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

The following table provides the Company’s goodwill, IPRD, and intangible assets as of December 31, 2023 and 2022:

			Intangible
	Goodwill	IPRD	Assets
Balance at December 31, 2021	$—	$3,500,000	$—
Impairment	—	(3,500,000)	—
Acquisition of Elusys Therapeutics	5,067,748	—	11,200,000
Measurement period adjustments	(1,765,789)	—	(1,500,000)
Amortization	—	—	(1,030,625)
Balance at December 31, 2022	3,301,959	—	8,669,375
Acquisition fair value adjustment	571,120	—	—
Impairment	(3,873,079)	—	(2,277,921)
Amortization of intangible asset	—	—	(1,091,250)
Reclassified to discontinued operations	—	—	(5,300,204)
Balance at December 31, 2023	$—	$—	$—

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company finalized the purchase price allocation for the Elusys acquisition in April 2023 and recorded a measurement period adjustment that increased goodwill by approximately $0.6 million, increased other assets by $1.0 million, increased the liability for uncertain tax positions by $1.0 million and increased the deferred tax liability by the $0.6 million (see Note 14).

.

10.        Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at:

	December 31,	December 31,
	2023	2022
Accrued marketing expenses	$1,013,497	$—
Other expenses	313,254	426,025
Accrued preclinical and clinical trial expenses	405,792	953,252
Compensation and related benefits	332,641	491,191
Accrued manufacturing expenses	97,877	6,133
Accrued franchise tax	38,800	40,000
	$2,201,861	$1,916,601

11.        Commitments and Contingencies

In connection with the Merger Agreement for the acquisition of Elusys Therapeutics in April 2022, the Company agreed to pay earn out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date. The Merger Agreement also provides that the Company will remain liable for royalty payments if any buyer of Elusys Therapeutics fails to satisfy this obligation. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.Elusys relies on Lonza, a third-party manufacturer, to produce commercial quantities of its ANTHIM® bulk drug product requirements. Elusys has firm orders with Lonza for future purchases of bulk drug substance, with remaining total non-cancellable future commitments of approximately $51.4 million through 2025. If Elusys were to terminate certain firm orders with Lonza without cause, it will be required to pay for bulk drug substance scheduled for manufacture under its arrangement. This assumed manufacturing commitment was transferred to Elusys Holdings as part of the Divestiture Transation. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023, with Elusys Holdings, Inc. (“Elusys Holdings”), Elusys Holdings purchased from the Company a convertible promissory note in the aggregate amount of $2,250,000 (the “Note”), the conversion of which is subject to both Elusys’ Holdings election and obtaining stockholder approval of the issuance of shares of the Company’s common stock upon such conversion. The Note bears interest at a rate of 1% per annum, matures on the one-year anniversary of its issuance and converts into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. The conversion price is $0.39109, which is equal to 110% of the volume weighted average price (VWAP) of the Company’s common stock for the seven trading days prior to December 11, 2023. Based upon such conversion price Elusys Holdings would be issued 5,810,740 shares of the Company’s common stock upon conversion of the Note. The cash proceeds for the Note were received on January 26, 2024.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.        Revenue

Product Sales

On April 19, 2022, Elusys Therapeutics entered into a contract with Public Works and Government Services of Canada to deliver 3,000 vials of ANTHIM® (FDA-approved anthrax antitoxin) for treatment of inhalational anthrax due to Bacillus anthrax. The total contract award was $5.9 million with a delivery date on or before September 30, 2022. This order was fulfilled on September 13, 2022 for the total contract amount of $5.9 million, of which after deducting fulfillment expenses, $1.1 million was retained by ElusysTherapeutics and $4.6 million was paid to Seller. This is included in net loss from discontinued operations on the consolidated statements of operations and comprehensive loss. On September 13, 2023, Elusys completed the manufacturing conversion of 23,732 vials of ANTHIM® with its contract with the US Department of Health and Human Services for the contract amount of $6.7 million which is included in net loss from discontinued operations on the consolidated statements of operations and comprehensive loss.

Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, DR3/TNFRSF25). The Grant Contract initially covered a period from June 1, 2016 through November 30, 2019, as amended, was extended to May 30, 2022. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and a third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million was received in April 2023. As of December 31, 2023, all $15.2 million has been recognized and received.

The grant was subject to customary CPRIT funding conditions including a matching funds requirement where Pelican will match $0.50 for every $1.00 from CPRIT. Consequently, Pelican is required to provide $7.6 million in matching funds over the life of the project. Upon commercialization of the product, the terms of the grant require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

License revenue

In June 2016, Scorpius licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases with Shattuck. Shattuck paid the Company an initial license fee of $50,000 in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $100,000 from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154. Refer to Note 19, “Subsequent Events,” for additional information about the subsequent sale of the Shattuck license.

Process Development Revenue

During the years ended December 31, 2023 and 2022, the Company recognized $6.6 million and $0.1 million of process development revenue, respectively. Revenue was primarily derived from two customers who represented 86% of total recognized process development revenue for the year ended December 31, 2023. One customer accounted for 74% of process development revenue for the fiscal year ended December 31, 2023, and is migrating to a larger CDMO for commcrcial manufacture of their product.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents changes in contract liabilities for the years ended December 31, 2023 and 2022:

Contract Liabilities
Balance at December 31, 2021	$37,500
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	(76,019)
Net change to contract balance recognized since beginning of period due to amounts collected	1,656,827
Balance at December 31, 2022	1,618,308
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	(6,358,617)
Net change to contract balance recognized since beginning of period due to amounts collected	7,129,750
Balance at December 31, 2023	$2,389,441

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

During the fiscal years ended December 31, 2023 and 2022, we recognized revenue of $1.2 million and $0.003 million, respectively, for which the contract liability was recorded in a prior period.

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2022	$66,049
Closing on December 31, 2022	$81,456
Closing on December 31, 2023	$375,192

13.        Stockholders’ Equity

Authorized Capital

Scorpius Holdings, Inc. has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were no outstanding shares of Preferred Stock.

Scorpius Holdings, Inc. had 250,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, 26,219,461 and 25,661,488 common stock shares were issued and outstanding, respectively.

At-The-Market-Offering

In January 2024, the Company sold 19,500 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $0.43 per share, raising aggregate net proceeds of approximately $0.01 million, after deducting an aggregate commission up to 3%. From January 1, 2023 to December 31, 2023 the Company sold 137,571 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $0.36 per share, raising aggregate net proceeds of approximately $0.05 million, after deducting an aggregate commission up to 3%. No shares of common stock were sold under the Common Stock Sales Agreement, or the Amended and Restated Common Stock Sales Agreement during the year ended December 31, 2022.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the year ended December 31, 2023, 747,383 common stock warrants expired. During the year ended December 31, 2023, no common stock warrants have been issued, exercised, or exchanged. As of December 31, 2023, the Company has no warrants outstanding.

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

The Company amended the 2009 Stock Option Plan and all related addendum agreements in April 2011. This second amendment increased the number of shares available for issuance from 21,739 to 65,217. The Company amended the 2009 Plan to increase the number of shares available for issuance to 86,957. The 2009 Plan expired in September 2019, however all options outstanding at the time of expiration remained outstanding and exercisable by their term. As of December 31, 2023 and 2022, there were 625 and 1,135 stock options outstanding under the 2009 Plan, respectively.

2014 Stock Incentive Plan

In June 2014, the stockholders approved the Heat Biologics, Inc. 2014 Stock Option Plan (the “2014 Plan”), under which the Company is authorized to grant 50,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2014 Plan. In 2015, the stockholders approved an amendment to the Plan to increase the number of shares by 60,000 and in 2016, the stockholders approved an amendment that allowed the Company to grant up to 300,000 awards in total. As of December 31, 2023 and 2022, there were 16,750 and 17,385 stock options outstanding under the 2014 Plan, respectively.

2017 Stock Incentive Plan

In June 2017, the stockholders approved the Heat Biologics, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), under which the Company is authorized to grant 500,000 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Board of Directors which has been appointed by the Board of Directors to administer the 2017 Plan. As of December 31, 2023 and 2022 there were 27,163 and 31,018 stock options outstanding under the 2017 Plan, respectively.

2018 Stock Incentive Plan

In October 2018, the stockholders approved the Heat Biologics, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), under which the Company is authorized to grant 571,428 awards in the form of both incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the 2018 Plan. At our 2019 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2018 Plan to increase the number of shares by 571,428. At the 2020 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2018 Plan to increase the number of shares available for awards by 2,142,857. At the 2022 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2018 Plan to increase the number of shares available for awards by 5,000,000. As of December 31, 2023 and 2022 there were 6,362,805 and 6,955,758 stock options outstanding under the 2018 plan, respectively.

2021 Subsidiaries Stock Incentive Plan

In July 2021, the stockholders approved the Company’s 2021 Subsidiaries Stock Incentive Plan (the “SSIP”) which allows for the grant of equity interests in subsidiaries of the Company including Skunkworx, Scorpius Biomanufacturing, Abacus, Blackhawk  and other newly formed subsidiaries of the Company that adopt the SSIP by resolution of their Board of Directors. On August 2, 2021, the Board of Directors, the Compensation Committee and the Boards of Directors of Skunkworx, Scorpius, Abacus and Blackhawk granted to Jeff Wolf, Chief Executive Officer, an option under the SSIP to purchase 10,526, 10,638, 10,526 and 10,526 shares of common stock of Skunkworx, Scorpius, Abacus and Blackhawk, respectively, and to William Ostrander, Chief Financial Officer, an option under the SSIP to purchase 2,127 shares of common stock of Scorpius. In addition, at its 2022 Annual Meeting for Stockholders, the stockholders approved adding Elusys Therapeutics as a participating subsidiary in the SSIP and increasing the numbers of shares that each participating subsidiary may issue under the SSIP. As of December 31, 2023 and 2022 there were 31,578 stock options outstanding under the 2021 SSIP plan.

2021 Employee Stock Option Plan

The ESPP was approved at the Company’s annual meeting of stockholders in September 2021. The ESPP currently authorizes an aggregate of 500,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period. At December 31, 2023 and 2022, there were 425,889 and 488,336 shares available for issuance under the ESPP.

There are 785,196 stock options remaining available for grant under the 2014 Plan, 2017 Plan, 2018 Plan and 2021 Plans (collectively, the “Plans”). The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the Years ended
	December 31,
	2023	2022
Employee stock options	$1,929,665	$2,782,694
Non-employee stock options	563,415	1,114,894
Employee stock awards	135,095	169,571
Non-employee stock awards	101	18,578
	$2,628,276	$4,085,737

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting for Stock-Based Compensation:

Stock Options - Under the Plans, we have issued stock options. A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined exercise price for a specific period of time. The exercise price is determined by the closing stock price on the date of the grant. We typically issue options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years. During the years ended December 31, 2023, and 2022, we issued options that expire ten years from the date of grant. No stock options were granted during the year December 31, 2023.

Fair Value Determination - We have used the Black-Scholes-Merton option pricing model to determine fair value of our stock option awards on the date of grant.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2023:

●	Volatility – The Company used an average historical stock price volatility of its own data.
●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term as the company does not have sufficient appropriate exercise data on which to base its estimate. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.
●	Dividend yield – The expected dividend yield was considered to be 0% in the option pricing formula since the Company had not paid any dividends and had no plan to do so in the future.
●	Forfeitures – The Company’s policy is to account for forfeitures as they occur.

The following table summarizes assumptions used in our calculations of fair value for the year ended December 31, 2022. No stock options were granted during the year ended December 31, 2023.

2022
Dividend yield	—%
Expected volatility	100.85-105.09%
Risk-free interest rate	1.95-3.61%
Expected lives (years)	5.3-6.1	years

Stock Option Activity – No stock options were granted during the year ended December 31, 2023. The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $0.87.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2021	2,954,315	$7.62	$100,419
Granted	4,307,599	1.10
Exercised	(12,765)	1.30	$—
Expired	(82,253)	10.20
Forfeited	(130,022)	4.44
Stock options outstanding at December 31, 2022	7,036,874	$3.67	$16,842
Expired	(198,478)	6.69
Forfeited	(399,465)	2.88
Stock options outstanding and expected to vest at December 31, 2023	6,438,931	$3.63	$9,052	8.0	Years
Stock options exercisable at December 31, 2023	4,601,719	$4.52	$9,052	7.7	Years

Unrecognized compensation expense related to unvested stock options was $2.0 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of 1.00 years and will be adjusted for forfeitures as they occur.

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

Restricted Stock Activity - The following table summarizes the restricted stock activity during the years ended December 31, 2023 and 2022:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2021	370,170	$4.71
Vested	(336,169)	4.86
Restricted stock at December 31, 2022	34,001	$3.22
Vested	(34,001)	3.22
Restricted stock at December 31, 2023	—	$—

The aggregate fair value of awards that vested during the years ended December 31, 2023 and 2022 was $0.1 million and $1.6 million, respectively.

RSUs - Under the Plans, the Company has time-based RSUs. RSUs are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs will result in the delivery of shares in pro-rata increments commencing on the award date. The grant date fair value of the RSUs is equal to the closing market price of the Company’s common stock on the grant date. The Company recognizes the grant date fair value of RSUs of shares it expects to issue as compensation expense ratably over the requisite service period.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the RSU activity during the year ended December 31, 2023. There was no RSU activity during the year ended December 31, 2022.

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2022	—	$—
Granted	360,000	1.18
Vested	(110,000)	1.18
RSUs at December 31, 2023	250,000	$1.18

14.        Income Tax

The components of income tax benefit are as follows:

	2023	2022
Current Expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Expense:
Federal	$(521,420)	$(215,937)
State	(49,700)	—
Foreign	—	—
Total	$(571,120)	$(215,937)

The differences between the company’s income tax benefit and the benefit computed at the 21% United States statutory income tax rate were as follows:

	2023	2022
Federal income tax benefit at statutory rate:	$(8,620,900)	$(8,734,000)
Increase (reduction) in income tax resulting from:
State income taxes	(8,900)	(146,000)
Foreign rate differential	(2,200)	(19,000)
Nondeductible expenses	57,200	1,000
Research and development credit	—	(1,312,000)
Stock based compensation	351,500	192,000
Excess executive compensation	—	9,000
Prior Period True-Ups	(288,400)	—
Change in state tax rate	358,000	—
Purchase Accounting Adjustment	(571,120)	—
Reserve for loss carryforwards limited by Sec. 382	—	8,000
Other	(5,300)	65,063
Increase in valuation allowance	8,159,000	9,720,000
Income tax (benefit) provision	$(571,120)	$(215,937)

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Net operating losses	$28,914,050	$24,542,949
R&D credits	3,830,306	3,822,392
Stock compensation	2,799,908	2,974,242
Lease liability	2,951,877	—
Deferred revenue	6,307	7,465
Section 174 costs	7,481,832	4,041,814
Other	319,826	—
Unrealized gains/losses	507,547	583,683

Deferred tax assets	46,811,653	35,972,545

Deferred tax liabilities:
Intangible assets	—	—
Property, plant and equipment, primarily due to differences in depreciation	(738,290)	(553,840)
Lease liability	(5,573,944)	(2,732,712)
Other	—	(99,272)

Deferred tax liabilities	(6,312,234)	(3,385,824)

Valuation allowance	(40,499,419)	(32,586,721)

Net deferred tax (liabilities)	$—	$—

At December 31, 2023 and December 31, 2022, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal, foreign, and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of $40.5 milion and $32.6 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, and 2022, the Company’s U.S. federal net operating loss (“NOL”) carryforwards were approximately $197.0 million and $174.3 million, respectively. However, due to Section 382 limitations, only $136.3 million of the NOLs are available to offset future taxable income. Of the $136.3 million of available federal net operating loss carryforwards, $128.2 million were incurred after December 31, 2017 and therefore, will not expire. The remaining $8.1 million of available federal net operating loss carryforwards begin to expire in 2029. As of December 31, 2023, and 2022, the Company had state NOL carryforwards of approximately $126.5 million and $124.5 million, respectively. Due to Section 382 limitations, only $2.8 million of the state NOLs are available to offset future taxable income. The state net operating losses that are available to offset future taxable income begin to expire in 2032.

The Company’s ability to utilize its NOL and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. The Company completed a Section 382 study during 2021. It was determined that the Company has experienced five ownership changes of over 50% since 2013, the latest occurring on June 30, 2020. Going forward, the utilization of loss carryforwards and tax credits generated before June 30, 2020 will be subject to an annual limitation. As a result of the ownership changes and limitations, $58.2 million of federal NOLs

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and $2.9 million of federal R&D credits will expire unutilized, in addition to Section 382 limits on Pelican already in place.

The Company has evaluated its tax positions to consider whether it has any unrecognized tax benefits. As of December 31, 2023, the Company had no unrecognized tax benefits. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions at December 31, 2023:

	2023	2022
Beginning balance	$—	$—
Gross increases for tax positions related to the acquisition of Elusys Therapeutics	1,480,974	—
Gross increases for tax positions related to the current periods	-	—
Divestiture of equity interests in ElusysTherapeutics	(1,480,974)	—
Ending balance	$—	$—

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2023 and 2022 that would impact the effective tax rate if recognized, and as such, no interest or penalties were recorded to income tax expense.

The Company has analyzed its filing positions in all significant federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2020, although carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

15. Leases

The Company accounts for its leases under ASC 842, “Leases”. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; and North Brunswick, New Jersey. The North Carolina lease will expire in 2030, the Texas lease will expire last in 2038, the New Brunswick leases will expire in July 2024. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term, however option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius,, upon commencement, recorded an operating lease right-of-use asset of $5.6 million and lease liability of $3.2 million for this lease in the accompanying consolidated balance sheets.

In October 2021, Scorpius entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius would reimburse Merchants Ice II, LLC

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for these payments. The lease officially commenced on September 15, 2022. As of December 31, 2022, Scorpius has reimbursed Merchants Ice II, LLC $24.3 million. Based on ASC 842, Scorpius has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. In 2023, additional NMTC tax credit payments totalling $3.1 million were received which resulted in a lease modification. The ROU asset and liability were adjusted to reflect the impacts of the modification. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius upon commencement, recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

In December 2022, Scorpius entered into a lease agreement with TPB Merchants Ice LLC to lease a 8,042 square foot facility in San Antonio, TX for general office, laboratory, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides the Company the option to extend the lease term for one ten year term, however option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and provided up to $0.5 million for tenant improvements. The lease commenced in May 2023 and Scorpius recorded a finance lease right-of-use asset of $7.8 million and lease liability of $2.3 million for this lease in the accompanying consolidated balance sheets.

In December 2023, Scorpius entered into a lease agreement with EastGroup Properties, L.P. to lease a 22,262 square foot facility in San Antonio, TX for general office and warehouse purposes. The lease has a term of five years following the commencement date. It is subject to fixed rate escalation increases and provided up to $0.1 million for tenant improvements. Scorpius recorded a operating lease right-of-use asset of $0.9 million and lease liability of $1.0 million for this lease in the accompanying consolidated balance sheets.

Total cash paid for operating leases during the years ended December 31, 2023 and 2022 was $0.8 million and $0.8 million and is included within cash flows from operating activities within the consolidated statements of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related ROU assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. For the year ended December 31, 2023, additional finance equipment leases commenced and right-of-use assets of $2.2 million were recorded, and modifications to finance equipment leases were obtained totalling $0.07 million. Both are included within the supplemental disclosure for cash flow within the consolidated statements of cash flows.

The Company’s lease cost reflected in selling, general, and administrative of the statements of operations and comprehensive loss is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating lease cost	$1,239,539	$732,767
Finance lease cost
Amortization of lease assets	1,816,463	656,794
Interest on lease liabilities	776,838	181,667
Total finance lease cost	$2,593,301	$838,461

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average remaining lease term and incremental borrowing rate as of December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Weighted average remaining lease term
Operating leases	6.2 years	7.3 years
Finance leases	11.2 years	13.3 years
Weighted average incremental borrowing rate
Operating leases	9.67%	9.37%
Finance leases	10.11%	9.60%

Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases	Total
2024	$892,779	1,854,104	$2,746,883
2025	878,281	1,765,385	2,643,666
2026	828,175	1,679,279	2,507,454
2027	855,510	902,127	1,757,637
2028	883,863	931,290	1,815,153
2029	652,422	961,311	1,613,733
2030	536,932	1,062,262	1,599,194
Thereafter	—	8,278,092	8,278,092
Total minimum lease payments	5,527,962	17,433,850	22,961,812
Less: imputed interest	(1,406,740)	(7,513,029)	(8,919,769)
Present value of lease liabilities	$4,121,222	$9,920,821	$14,042,043

16.        Related Party Transactions

Prior to the acquisition of Elusys Therapeutics, Jeffrey Wolf, President, Chief Executive Officer and Chairman of the Board of Directors, was a director of Elusys Therapeutics and directly and through affiliated entities owned approximately 1.2% of the outstanding stock of Elusys Therapeutics, in the form of common stock, which is subordinate in terms of distributions to the Elusys Therapeutics preferred stock.

On December 27, 2023, pursuant to that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Agreement”), that we entered into with  Elusys Holdings Inc., a Delaware corporation (“Buyer”), a company controlled by our Chairman, Chief Executive Officer and President, Jeffrey Wolf. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.”

17.        Net Loss Per Share

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

For the years ended December 31, 2023 and 2022, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted net loss per common share calculation.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reconciles net loss to net loss attributable to Scorpius Holdings, Inc.:

	For the Years Ended
	December 31,
	2023	2022
Net loss from continuing operations	$(41,762,479)	$(41,375,067)
Net loss from discontinued operations	(5,070,707)	(2,487,130)
Net loss	(46,833,186)	(43,862,197)
Net loss-Non-controlling interest	(1,616,018)	(427,491)
Net loss attributable to Scorpius Holdings, Inc.	$(45,217,168)	$(43,434,706)

Weighted-average common shares outstanding, basic and diluted	26,046,594	25,606,326

Net loss per share, basic and diluted - continuing operations	$(1.54)	$(1.60)
Net loss per share, basic and diluted - discontinued operations	(0.19)	(0.10)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(1.74)	$(1.70)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	2023	2022
Outstanding stock options	6,438,931	7,036,874
Restricted stock subject to forfeiture and restricted stock units	250,000	34,001
Outstanding common stock warrants	—	747,383

18.        Subsequent Events

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023, with Elusys Holdings, Inc. (“Elusys Holdings”),  Elusys Holdings purchased from us a convertible promissory note in the aggregate amount of $2,250,000 (the “Note”). The Note bears interest at a rate of 1% per annum, matures on the one-year anniversary of its issuance and converts into shares of our common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. The conversion price is $0.39109, which is equal to 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023. Based upon such conversion price Elusys Holdings would be issued 5,810,740 shares of our common stock upon conversion of the Note. The cash proceeds for the Note were received on January 26, 2024.

On January 29, 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1,000,000, we assigned our right, title and interest in and under the exclusive license agreement it entered into with Shattuck Labs, Inc. (“Shattuck”) in 2016, including our rights to certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. The $1,000,000 payment was recorded as revenue and the remaining deferred revenue balance of $32,500 was also recorded as revenue in the first quarter of 2024. With the total assignment of all rights, no future income will be received in the future.

On March 9, 2024, we closed the offering contemplated by the Underwriting Agreement that we entered into on March 7, 2024 (the “Agreement”) with ThinkEquity, LLC, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which we issued and sold  10,000,000 shares of our Common Stock at a price of $0.15 per share for net proceeds of approximately $1,300,000.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 17, 2024, we received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation stating that we are not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the "Company Guide") due to the failure to timely file this Annual Report on Form 10-K (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”. The Company believes that upon the filing of this Annual Report on 10-K the Company will have cured the Filing Delinquency, however there can be no assurance that the Company will continue to comply with the NYSE American continued listing requirements.