Form 10-Q
period 2024-03-31
Scorpius Holdings, Inc.
filed 2024-05-28
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35994

Scorpius Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2844103 (I.R.S. Employer Identification No.)

627 Davis Drive, Suite 300 Morrisville, NC (Address of principal executive offices)	27560 (Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SCPX	NYSE American LLC
Common Stock Purchase Rights		NYSE American LLC

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

As of May 26, 2024, there were 96,664,869 shares of Common Stock, $0.0002 par value per share, outstanding.

SCORPIUS HOLDINGS, INC.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our biodefense program, our manufacturing operations and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, the outcome of research and development activities, our reliance on third-parties, the timing of completion of construction of the planned manufacturing facility in Kansas, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 26, 2024 (the “2023 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Scorpius”, “NightHawk,” “NightHawk Biosciences,” “the Company,” “we”, “us”, and “our” refer to Scorpius Holdings, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

SCORPIUS HOLDINGS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
Current Assets
Cash and cash equivalents	$1,554,844	$184,925
Short-term investments	129,238	2,206,555
Accounts receivable	535,028	375,192
Contingent consideration receivable, related party	-	268,000
Prepaid expenses and other current assets	1,167,571	817,029
Inventory	1,446,019	909,158
Total Current Assets	4,832,700	4,760,859

Property and Equipment, net	16,852,172	17,587,337

Operating lease right-of-use asset	5,720,932	6,041,439
Finance lease right-of-use asset	19,895,432	20,473,742
Other assets	203,135	203,135
Deposits	277,737	251,115
Contingent earn-out receivable, related party	2,720,000	1,720,000
Total Assets	$50,502,108	$51,037,627

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,987,070	$4,109,947
Deferred revenue, current portion	364,759	2,359,441
Operating lease liability, current portion	489,361	524,208
Finance lease liability, current portion	902,287	904,681
Accrued expenses and other liabilities	3,999,372	2,201,861
Convertible note payable, related party	2,081,750	—
Total Current Liabilities	12,824,599	10,100,138

Long Term Liabilities
Deferred revenue, net of current portion	226,500	30,000
Operating lease liability, net of current portion	3,406,122	3,597,014
Financing lease liability, net of current portion	8,787,408	9,016,140
Total Liabilities	25,244,629	22,743,292

Commitments and Contingencies (Note 11 and 15)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 36,031,964 and 26,219,964 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7,207	5,244
Additional paid-in capital	287,251,109	285,713,238
Accumulated deficit	(258,788,376)	(254,370,827)
Accumulated other comprehensive income	129,875	48,877
Total Stockholders' Equity	28,599,815	31,396,532
Non-Controlling Interest	(3,342,336)	(3,102,197)
Total Stockholders' Equity	25,257,479	28,294,335

Total Liabilities and Stockholders' Equity	$50,502,108	$51,037,627

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$3,513,948	$765,900

Operating expenses:
Cost of revenues	938,212	611,740
Research and development	3,888,345	6,290,755
Selling, general and administrative	5,009,231	6,473,694
Change in fair value of contingent earn-out receivable, related party	(1,000,000)	—
Total operating expenses	8,835,788	13,376,189

Operating loss	(5,321,840)	(12,610,289)

Interest income	16,918	195,993
Interest expense	(249,719)	(134,443)
Unrealized gain on short-term investments	980	89,322
Change in fair value of convertible promissory note, related party	(96,000)	—
Other income	1,077,422	—
Other expense	(85,449)	(13,583)
Total non-operating income	664,152	137,289

Net loss before income taxes from continuing operations	(4,657,688)	(12,473,000)
Income tax benefit	—	—
Net loss from continuing operations	(4,657,688)	(12,473,000)
Net loss from discontinued operations, net of tax benefit	—	(422,136)
Net loss	(4,657,688)	(12,895,136)
Net loss - non-controlling interest	(240,139)	(110,489)
Net loss attributable to Scorpius Holdings, Inc.	$(4,417,549)	$(12,784,647)

Weighted-average common shares outstanding, basic and diluted	28,180,887	25,971,143

Net loss per share, basic and diluted - continuing operations	$(0.16)	$(0.47)
Net loss per share, basic and diluted - discontinued operations	—	(0.02)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(0.16)	$(0.49)

Comprehensive loss
Net loss	$(4,657,688)	$(12,895,136)
Unrealized gain (loss) on foreign currency translation	80,998	31,963
Total comprehensive loss	(4,576,690)	(12,863,173)
Comprehensive loss attributable to non-controlling interest	(240,139)	(110,489)
Comprehensive loss - Scorpius Holdings, Inc.	$(4,336,551)	$(12,752,684)

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2023	$5,244	$285,713,238	$(254,370,827)	$48,877	$(3,102,197)	$28,294,335
Forfeiture from cancellation of restricted stock	(48)	48				—
Issuance of common stock - ESPP	7	12,897	—	—	—	12,904
Stock-based compensation	—	283,877	—	—	—	283,877
At-the-market sale	4	8,049				8,053
Issuance of common stock from public offering	2,000	1,233,000				1,235,000
Other comprehensive income	—	—	—	80,998	—	80,998
Net loss	—	—	(4,417,549)	—	(240,139)	(4,657,688)
Balance at March 31, 2024	$7,207	$287,251,109	$(258,788,376)	$129,875	$(3,342,336)	$25,257,479

	Three Months Ended March 31, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2022	$5,126	$283,019,456	$(209,153,659)	$51,924	$(1,486,179)	$72,436,668
Issuance of common stock from vesting of restricted stock awards	79	(79)	—	—	—	—
Issuance of common stock - ESPP	5	(5)	—	—	—	—
Stock-based compensation	—	765,717	—	—	—	765,717
Other comprehensive loss	—	—	—	31,963	—	31,963
Net loss	—	—	(12,784,647)	—	(110,489)	(12,895,136)
Balance at March 31, 2023	$5,210	$283,785,089	$(221,938,306)	$83,887	$(1,596,668)	$60,339,212

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(4,657,688)	$(12,895,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,806,375	1,425,904
Amortization of intangible asset	—	363,750
Noncash lease expense	94,767	108,660
Stock-based compensation	283,877	765,717
Change in fair value of contingent earn-out receivable, related party	(1,000,000)	(990,500)
Change in fair value of convertible promissory note, related party	96,000	—
Unrealized gain on investments	(3,022)	(89,322)
Noncash interest expense	102	—
Increase (decrease) in cash arising from changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,160,808)	(16,938)
Other assets	—	(3,698,297)
Prepaid expenses and other current assets	(351,249)	82,659
Inventory	(536,862)	—
Right-of-use assets	—	597,046
Deposits	(26,622)	16,721
Accounts payable	683,929	(1,373,185)
Deferred revenue	(1,798,182)	453,678
Accrued expenses and other liabilities	1,885,505	1,454,412
Net Cash Used In Operating Activities	(4,683,878)	(13,794,831)

Cash Flows from Investing Activities
Purchase of short-term investments	(681,876)	(189,218)
Sale of intellectual property license	1,000,000	—
Sale of short-term investments	2,762,215	15,300,444
Purchases of property and equipment	(299,344)	(1,624,931)
Net Cash Provided by Investing Activities	2,780,995	13,486,295

Cash Flows from Financing Activities
Proceeds from issuance of convertible promissory note, related party	2,250,000	—
Proceeds from sale of common stock	1,500,000	—
Proceeds from sale of common stock via S-3 offering	8,403	—
Proceeds from issuance of common stock under ESPP	12,904	—
Stock issuance costs	(265,350)	—
Repayments of principal under finance lease	(231,126)	(298,523)
Net Cash Provided by (Used In) Financing Activities	3,274,831	(298,523)

Effect of exchange rate changes on cash and cash equivalents	(2,029)	(706)

Net Increase (Decrease) in Cash and Cash Equivalents	1,369,919	(607,765)

Cash and Cash Equivalents – Beginning of the Period	184,925	8,434,554

Cash and Cash Equivalents – End of the Period	$1,554,844	$7,826,789

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets surrendered upon financing lease modifications	$—	$(424,379)
Right-of-use assets surrendered upon operating lease modifications	$(105,237)	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$202,988	$—

See Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Effective February 6, 2024, NightHawk Biosciences, Inc. changed its name to Scorpius Holdings, Inc. (the “Company” or “Scorpius”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.

The consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 are unaudited. The balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 26, 2024 (the “2023 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 include the accounts of Scorpius Holdings, Inc. and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius Biomanufacturing, Inc. (“Scorpius”) (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive income in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2024 and December 31, 2023, the Company held an 85% controlling interest in Pelican and a 94% controlling interest in Scorpius. The Company accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Unless otherwise noted, amounts and disclosure throughout the Notes to the consolidated financial statements are related to the Company’s continuing operations.

Going Concern Uncertainty

The Company has an accumulated deficit of approximately $258.8 million as of March 31, 2024 and a net loss before income taxes from continuing operations of approximately $4.7 million for the three months ended March 31, 2024 and has not generated significant revenue or positive cash flows from operations. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, which is now its main focus. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock, debt financings, equipment sales leasebacks, partnerships, grants, funding collaborations and other funding transactions, if any are available. On May 16, 2024, the Company closed on a public offering and raised net proceeds of $5.3 million in its public offering. As of May 17, 2024, the Company had approximately $5.6 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As a result of these circumstances, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated interim financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent earn-out receivable, related party, other intangible assets, income taxes, stock-based compensation, right-of-use assets and lease liabilities, estimates used in divestiture accounting, and useful lives of intangible assets. Actual results may differ from those estimates.

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

Contingent Earn-Out Receivable, Related Party

Contingent earn-out receivable, related party is recorded as an asset and represents the estimate of fair value of royalty earnout payments related to consideration from the divestiture of Elusys Therapeutics, Inc. Contingent earn-out receivable, related party is measured at fair value using a probability-weighted income approach utilizing significant unobservable inputs including the probability of achieving each of the potential milestone and royalty payments and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated asset. The contingent earn-out receivable, related party is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

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

Research and Development

Research and development expenses relate to the Company’s investments in additions and improvements to its manufacturing process, process development, and costs associated with developmental products not yet approved by the FDA as well as costs associated with bringing developmental products into advanced phase clinical trials as incurred. These costs consist primarily of pre-manufacturing and manufacturing drug costs, clinical trial execution, investigator payments, license fees, salaries, stock-based compensation and related personnel costs. Other costs include fees paid to consultants and outside service providers related to the development of the Company’s product candidates and other expenses relating to the design, development, testing and enhancement of its product candidates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available. Shipping and handling costs associated with inbound freight are capitalized to inventories and expensed through cost of sales as inventories are sold.

Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Payment terms and conditions vary by contract type, although terms generally require payment within 30 to 60 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, our contracts do not contain a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, not to receive financing from the Company’s customers or to provide customers with financing. The Company has applied the practical expedient in ASC 606 and excludes information about a) remaining performance obligations that have an original expected duration of one year or less and b) the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Grant revenue

The Company recognized revenue from a grant related to the Cancer Prevention and Research Institute of Texas (“CPRIT”) contract, which was accounted for under Accounting Standards Update (“ASU”) No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, as a conditional non-exchange contribution.

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

License revenue

The Company has licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck Labs, Inc. (“Shattuck”) paid the Company an initial license fee of $0.05 million in June 2016 and is obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $0.1 million from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically include only one performance obligation. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by the Company’s services and can make changes to its process or specifications upon request. Under these agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin.

The transaction price for services provided under the Company’s contracts reflects its best estimate of the amount of consideration to which it is entitled in exchange for providing goods and services to the Company’s customers. For contracts with multiple performance obligations, the Company allocates transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. If observable standalone selling prices are not available, the Company estimates the applicable standalone selling price based on the pricing of other comparable services or on a price that the Company believes the market is willing to pay for the applicable service.

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

Deferred Revenue

Deferred revenue is comprised of an exclusive license agreement with Shattuck and process development customer deposits received in advance of the Company’s fulfillment of performance obligations.

Process development

Process development deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of March 31, 2024, there was $0.6 million of deferred revenue related to process development.

Convertible Promissory Note, Related Party

The Company accounts for its convertible promissory note, related party under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note, related party. Using fair value option, the convertible promissory note, related party is required to be recorded at its initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Changes in the estimated fair value of the convertible note, related party are recognized as a change in the fair value of the convertible promissory note, related in the statements of operations and comprehensive income.

Accounts Receivable

Accounts receivable are primarily comprised of amounts owed to the Company for services and sales provided under the Company’s customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. The Company applies judgment in assessing the ultimate realization of the Company’s receivables and we estimate an allowance for credit losses based on various factors, such as the aging of the Company’s receivables, historical experience, and the financial condition of its customers.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consist primarily of amounts paid in advance for manufacturing activities, clinical trial support, contract assets and insurance. Contract assets consist of unbilled receivables.

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company periodically reviews raw materials inventory for potential impairment, and if deemed necessary, adjusts inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory. No impairment expense was recognized for the three months ended March 31, 2024, or 2023.

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

Other Assets

The balance consists of $0.2 million of land option agreements related to the location for a potential Kansas commercial CDMO facility.

Other Income

On January 29, 2024, the Company the Company entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1.0 million, the Company assigned its right, title and interest in and under the exclusive license agreement it entered into with Shattuck. The $1.0 million payment was received and recorded other income in the first quarter of 2024.

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

Impact of Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

2. Discontinued Operations

On December 27, 2023, NightHawk Biosciences, Inc. completed the sale of all of its assets and equity interest in Elusys Therapeutics, Inc. (“Elusys”)  to Elusys Holdings, a company controlled by the Company’s Chairman, Chief Executive Officer, and President, Jeffrey Wolf for approximately $2.5 million before working capital, escrow adjustments and transaction expenses. Total consideration included $0.5 million of cash received at closing, $0.3 million related to consideration from a one-year convertible promissory note, related party and fair value of $1.7 million in future payments from Elusys upon the achievement by Elusys of certain financial goals. The gain on the transaction was approximately $1.5 million.

The Company has separately reported the financial results of Elusys as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31,2023. Assets and liabilities of discontinued operations in the consolidated balance sheet have a carrying value of $0 as of December 31, 2023.

The Company determined that the disposal group represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the Elusys Therapeutics business as a discontinued operation for all periods presented. Details of the loss from discontinued operations included in the Company’s consolidated statement of operations are as follows:

Three Months Ended
March 31, 2023
Operating expenses:
Research and development	705,093
Selling, general and administrative	346,857
Amortization of intangible assets	363,750
Change in fair value of contingent consideration	(990,500)
Total operating expenses	425,200

Loss from operations	(425,200)

Other income	(3,064)
Total non-operating gain	(3,064)

Net loss from discontinued operations before income taxes	(422,136)
Income tax expense	—
Net loss from discontinued operations	$(422,136)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating, investing and financing cash flows of discontinued operations for the quarter ended March 31, 2023 are comprised of the following:

Three Months Ended
March 31, 2023
Total net cash provided by operating activities from discontinued operations	$1,485,164
Total net cash used in investing activities from discontinued operations	$(249,633)
Total net cash used in financing activities from discontinued operations	$(950,400)

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

The fair value of the purchase consideration was approximately $42.9 million. The purchase price was allocated to the underlying assets and liabilities based on their fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recorded for this transaction was valued at $3.9 million and is deductible for tax purposes over 15 years.

The Company initially expected to leverage the capabilities of its planned Scorpius biomanufacturing facility in Manhattan, Kansas, to manufacture Elusys’s therapies internally and therefore benefit from significant operating synergies, cost savings, as well as enhanced oversight, quality control, and speed to market.  However, the Company was unable to manufacture the Elusys’ therapies internally.  In addition, the Company has been unable to generate sufficient revenue from its current manufacturing facility or raise sufficient capital to enable it to build the biomanufacturing facility in Manhattan, Kansas and instead had been required to place contract with third parties for the manufacture of the Elusys’ therapies.

On December 27, 2023, the Company completed the sale of all of its assets and equity interests in Elusys Therapeutics to Elusys Holdings, a company controlled by the Company’s Chairman, Chief Executive Officer, and President, Jeffrey Wolf for approximately $2.5 million before working capital, escrow adjustments and transaction expenses. Net of contractual payments paid to the previous shareholders of Elusys subsequent to the Closing Date, the Company generated a gain of approximately $1.5 million on the sale. See Note 2-Discontinued Operations and Note 15-Commitments and Contingencies.

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

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended March 31, 2024 or 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$129,238	$129,238	$—	$—
Contingent earn-out receivable, related party	$2,720,000	$—	$—	$2,720,000
Liability:
Convertible promissory note, related party	$2,081,750	$—	$—	$2,081,750

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2,206,555	$2,206,555	$—	$—
Contingent consideration receivable, related party	$268,000	$—	$—	$268,000
Contingent earn-out receivable, related party	$1,720,000	$—	$—	$1,720,000

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Contingent	Contingent Earn-out	Convertible
	Consideration	Receivable,	Promissory Note,
	Receivable, Related Party	Related Party	Related Party
Balance at December 31, 2023	$268,000	$1,720,000	$—
Issuance of convertible promissory note, related party	(268,000)	—	1,982,000
Accrued interest	—	—	3,750
Change in fair value	—	1,000,000	96,000
Balance at March 31, 2024	$—	$2,720,000	$2,081,750

Contingent
Consideration
Balance at December 31, 2022	$12,224,614
Change in fair value	(990,500)
Balance at March 31, 2023	$11,234,114

As of March 31, 2024, the change in the fair value of the contingent earn-out receivable, related party of $1.0 million was primarily due to an increase in the expected value from a new contract received by Elusys Therapeutics. Separately, the increase of $0.1 million in the fair value of the convertible promissory note, related party was due to a moderate change in the spread between the market interest rate and the stated interest rate of 1%. As of March 31, 2023, the $1.0 million decrease in the fair value of contingent consideration was primarily due to the change in timing and amount of the contract deferred consideration associated with the divestiture of Elusys Therapeutics. Adjustments associated with the change in fair value of contingent earn-out, related party, convertible promissory note, related party, and contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3  as of March 31, 2024 and December 31, 2023:

As of March 31, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent earn-out receivable, related party	Discounted cash flow analysis	Timing of expected payments	2026-2029
		Discount rate	15.0%
		Future revenue projections	$153.2 million
		Minimum earn-out payment	3% or $5 million
		Earn-out through	December 31, 2028

Convertible promissory note, related party	Discounted cash flow analysis	Maturity term	1.4 years
		Market interest rate	13.8%
		Principal amount	$2.25 million

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent consideration receivable, related party	Discounted cash flow analysis	Maturity term	1 year
		Market interest rate	14.7%
		Principal amount	$2.25 million

Contingent earn-out receivable, related party	Discounted cash flow analysis	Timing of expected payments	2026-2029
		Discount rate	15.0%
		Future revenue projections	$141.4 million
		Minumum earn-out payment	3% or $5.0 million
		Earn-out term though	December 31, 2028

5. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of March 31, 2024 and December 31, 2023. Unrealized gains and losses on securities are reported in the other expense line item in the statements of operations and comprehensive loss. Short-term investments at March 31, 2024 and December 31, 2023 consisted of mutual funds with fair values of $0.1 million and $2.2 million, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31,	December 31,
	2024	2023
Prepaid manufacturing expense	$111,205	$102,761
Contract assets	100,497	120,184
Other prepaid expenses and current assets	790,263	476,233
Prepaid insurance	147,145	96,588
Prepaid preclinical and clinical expenses	18,461	21,263
	$1,167,571	$817,029

7. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Lab equipment	$21,276,431	$21,203,534
Leasehold improvements	2,827,289	2,827,289
Computers	850,211	850,211
Furniture and fixtures	277,882	277,882
Construction-in-process	429,418	9,414
Total	25,661,231	25,168,330
Accumulated depreciation	(8,809,059)	(7,580,993)
Property and equipment, net	$16,852,172	$17,587,337

Depreciation expense was $1.2 million for the three months ended March 31, 2024, and $1.1 million for the three months ended March 31, 2023.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Accrued marketing expenses	$999,997	$1,013,497
Other expenses	284,613	313,254
Accrued preclinical and clinical trial expenses	371,629	405,792
Compensation and related benefits	492,297	332,641
Accrued manufacturing expenses	11,687	97,877
Advance payments received from customers for manufacturing materials	1,839,149	—
Accrued franchise tax	—	38,800
	$3,999,372	$2,201,861

9. Convertible Promissory Note, Related Party

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

10. Stockholders’ Equity

Common Stock Offering

On March 9, 2024, we closed the offering contemplated by the Underwriting Agreement that the Company entered into on March 7, 2024 (the “Agreement”) with ThinkEquity, LLC, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which the Company issued and sold 10,000,000 shares of our Common Stock at a price of $0.15 per share for net proceeds of $1,235,000.

Common Stock Warrants

As of March 31, 2024 and December 31, 2023, the Company had no outstanding warrants.

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

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three months ended March 31, 2024 and 2023, the Company recorded $0.3 million and $0.8 million of stock-based compensation expense, respectively. No compensation expense for employees with stock awards was capitalized during the three months ended March 31, 2024 and 2023.

Stock Options - Under the Plans, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest over four years in equal installments beginning on the first anniversary of the date of grant. Under the terms of the Plans, the contractual life of the option grants may not exceed ten years

Fair Value Determination – The Company has used the Black-Scholes option pricing model to determine the fair value of its stock option awards on the date of grant. The Company will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

Stock Option Activity – No options were granted during the three months ended March 31, 2024 or March 31, 2023.

The following is a summary of the stock option activity for the three months ended March 31, 2024:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2023	6,438,931	$3.63	$9,052
Expired	(193,308)	4.79
Forfeited	(35,006)	2.13
Stock options outstanding and expected to vest at March 31, 2024	6,210,617	$3.60	$3,158	8.0	Years
Stock options exercisable at March 31, 2024	4,636,176	$4.37	$3,158	7.7	Years

Unrecognized compensation expense related to unvested stock options was $1.7 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 0.9 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of the Company’s common stock on the date of grant. There was no restricted stock award activity for the three months ended March 31, 2024.

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

The following is a summary of restricted stock unit activity for the three months ended March 31, 2024:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2023	250,000	$1.18
Vested	(10,000)	1.18
Cancelled	(240,000)	1.18
RSUs at March 31, 2024	—	$—

There was no restricted stock unit activity for the three months ended March 31, 2023.

11.  Revenue

Grant revenue

There was grant revenue associated with National Institutes of Health of $8,000 during the three months ended March 31, 2024. No grant revenue was earned for the three months ended March 31, 2023.

Process development revenue

During the three months ended March 31, 2024 and 2023, the Company recognized $3.5 million and $0.7 million in process development revenue. All process development revenue was primarily derived from two customers who each represented over 10% of the total recognized revenue. These revenues were derived from the contract liability which was recorded in the prior period as deferred revenue.

The following table presents changes in contract liabilities for the three months ended March 31, 2024 and 2023:

Contract liabilities
Balance at December 31, 2023	$(2,389,441)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	3,508,113
Net change to contract balance recognized since beginning of period due to amounts collected	(1,709,931)
Balance at March 31, 2024	$(591,259)

Contract liabilities
Balance at December 31, 2022	$(1,618,308)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	665,900
Net change to contract balance recognized since beginning of period due to amounts collected	(1,119,578)
Balance at March 31, 2023	$(2,071,986)

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and contract liabilities (customer deposits and deferred revenue). Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of the Company’s fulfillment of performance obligations. Contract liabilities convert to revenue as the Company performs its obligations under the contract.

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2023	$81,456
Closing on December 31, 2023	$375,192
Closing on March 31, 2024	$535,028

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

For the three months ended March 31, 2024 and 2023, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Scorpius Holdings, Inc.:

	For the Three Months Ended
	March 31,
	2024	2023
Net loss from continuing operations	$(4,657,688)	$(12,473,000)
Net loss from discontinued operations	—	(422,136)
Net loss	(4,657,688)	(12,895,136)
Net loss-non-controlling interest	(240,139)	(110,489)
Net loss attributable to Scorpius Holdings, Inc.	$(4,417,549)	$(12,784,647)

Weighted-average common shares outstanding, basic and diluted	28,180,887	25,971,143

Net loss per share, basic and diluted - continuing operations	$(0.16)	$(0.47)
Net loss per share, basic and diluted - discontinued operations	—	(0.02)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(0.16)	$(0.49)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three months ended March 31, 2024 and 2023 due to their anti-dilutive effect:

	2024	2023
Outstanding stock options	6,210,617	6,913,049
Restricted stock subject to forfeiture and restricted stock units	—	340,000
Outstanding common stock warrants	—	716,383

13. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2024, and 2023 was 0% and 0%, respectively.

The Company incurred losses for the three month period ended March 31, 2024 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31,

2024. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

At March 31, 2024, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate if recognized and is included in discontinued operations.

14. Leases

The Company accounts for its leases under ASC 842, Leases. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; and North Brunswick, New Jersey. The North Carolina lease will expire in 2030, the Texas lease will expire in 2038, and the New Brunswick leases will expire in July 2024. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term; however the option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. The Company recorded an operating lease right-of-use asset of $5.6 million and lease liability of $3.2 million for this lease in the accompanying consolidated balance sheets.

In October 2021, Scorpius Biomanufacturing, Inc. entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius Biomanufacturing, Inc. into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius Biomanufacturing, Inc. agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of March 31, 2024, Scorpius Biomanufacturing, Inc. has reimbursed Merchants Ice II, LLC $24.3 million. There were no additional reimbursements during the three months ended March 31, 2024. Based on ASC 842, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. In 2023, additional NMTC tax credit payments totaling $3.1 million were received which resulted in a lease modification. The ROU asset and liability were adjusted to reflect the impacts of the modification. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius, upon commencement, recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

In December 2022, Scorpius Biomanufacturing, Inc. entered into a lease agreement with TPB Merchants Ice, LLC to lease an 8,042 square foot facility in San Antonio, TX for additional general office, laboratory, research, analytical, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and provides up to $6.5 million for tenant improvements. Scorpius paid the lessor $5.4 million in prepaid rent which rolled-up into the right-of-use asset upon lease commencement. The lease commenced on May 2, 2023. Scorpius Biomanufacturing, Inc. recorded a right-of-use asset of $7.8 million and a lease liability of $2.3 million for this lease in the accompanying consolidated balance sheets.

In December 2023, Scorpius Biomanufacturing, Inc. entered into a lease agreement with EastGroup Properties, L.P. to lease a 22,262 square foot facility in San Antonio, TX for general office and warehouse purposes. The lease has a term of five years following the commencement date. It is subject to fixed rate escalation increases and provides up to $0.1 million for tenant improvements. Scorpius recorded a operating lease right-of-use asset of $0.9 million and lease liability of $1.0 million for this lease in the accompanying consolidated balance sheets.

Total cash paid for operating leases during the three months ended March 31, 2024 was $0.2 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related ROU assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. For the three months ended March 31, 2024, there were no new additional finance equipment leases commenced and no right-of-use assets of were recorded, and no modifications to finance equipment leases were obtained.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within general and administrative and research and development as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Operating lease cost	$332,675	$334,541
Finance lease cost
Amortization of lease assets	578,310	350,071
Interest on lease liabilities	245,970	134,443
Total finance lease cost	$824,280	$484,514

The weighted average remaining lease term and incremental borrowing rate as of March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Weighted average remaining lease term
Operating leases	6.2 years	7.1 years
Finance leases	11.2 years	13.3 years
Weighted average incremental borrowing rate
Operating leases	9.67%	9.38%
Finance leases	10.11%	9.65%

Maturities of operating and finance lease liabilities as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2024 (excluding the three months ended March 31, 2024)	$645,209	1,377,009	$2,022,218
2025	801,601	1,765,385	2,566,986
2026	828,175	1,679,279	2,507,454
2027	855,510	902,127	1,757,637
2028	883,863	931,290	1,815,153
2029	652,422	961,311	1,613,733
2030	536,933	1,062,262	1,599,195
Thereafter	—	8,278,092	8,278,092
Total minimum lease payments	5,203,713	16,956,755	22,160,468
Less: imputed interest	(1,308,230)	(7,267,060)	(8,575,290)
Present value of lease liabilities	$3,895,483	$9,689,695	$13,585,178

15. Commitments and Contingencies

In connection with the Merger Agreement for the acquisition of Elusys Therapeutics in April 2022, the Company agreed to pay earn-out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date. The Merger Agreement also provides that the Company will remain liable for royalty payments if any buyer of Elusys Therapeutics fails to satisfy this obligation. Elusys relies on Lonza, a third-party manufacturer, to produce commercial quantities of its ANTHIM® bulk drug product requirements. Elusys has firm orders with Lonza for future purchases of bulk drug substance, with remaining total non-cancellable future commitments of approximately $51.4 million through 2025. If Elusys were to terminate certain firm orders with Lonza without cause, it will be required to pay for bulk drug substance scheduled for manufacture under its arrangement. This assumed manufacturing commitment was transferred to Elusys Holdings as part of the Divestiture Transaction.

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023, with Elusys Holdings, Inc. (“Elusys Holdings”), Elusys Holdings purchased from the Company a convertible promissory note, related party in the aggregate amount of $2,250,000 (the “Note”), the conversion of which was subject to both Elusys’ Holdings election and obtaining stockholder approval of the issuance of shares of the Company’s common stock upon such conversion. The Note bears interest at a rate of 1% per annum, originally matured on the one-year anniversary of its issuance and originally converted into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. In May 2024, the Note was exchanged for an amended and restated Note (the “Restated Note”). The Restated Note has a maturity date of September 1, 2025, will convert into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Restated Note is obtained prior to the maturity date and any required approval of the NYSE American LLC of such share issuance is obtained. The original conversion price of the Note was equal to 110% of the volume weighted average price (VWAP) of the Company’s common stock for the seven trading days prior to December 11, 2023 which was $0.39109. Notwithstanding the foregoing, pursuant to revised Section 2(b) of the Restated Note, if the Company consummates a public financing, subject to certain exceptions, within sixty days of May 1, 2024, and if approved by the stockholders and the NYSE American LLC, the conversion price shall be adjusted to be 110% of the per share purchase price of the common stock in such public financing. Based upon the public offering consummated in May 2024, and if approved by the stockholders and the NYSE American LLC, the conversion price of the Restated Note would be $0.11 and Elusys Holdings would be issued 20,781,771 shares of the Company’s common stock upon conversion of the Restated Note on its maturity date . The cash proceeds for the Note were received on January 26, 2024.

16. Subsequent Events

On May 16, 2024, we consummated a public offering (the “Offering”) of 29,820,000 units (the “Units”) and 30,180,000 pre-funded units (“Pre-Funded Units”) for a purchase price of $0.10 per Unit and for a purchase price of $0.0998 per Pre-Funded Unit (inclusive of the pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each Unit consists of (i) one share (the “Shares”) of common stock and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock (the “Common Warrant Shares”), at an exercise price of $0.12 per share (120% of the offering price per Unit). Each Pre-Funded Unit consists of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock (the “Pre-Funded Warrant Shares”), and (ii) one Common Warrant. The Pre-Funded Warrants are immediately exercisable for one share of common stock at an exercise price of $0.0002 per share and will remain exercisable until exercised in full. The Common Warrants will be immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance.We intend to use the net proceeds of the Offering for working capital, general corporate purposes, and the repayment of a 1% non-convertible promissory note, related party due July 1, 2024 in the principal amount of $750,000 (the “New Note”), plus accrued and unpaid interest that we issued on May 1, 2024 to Elusys Holdings Inc., a Delaware corporation (“Buyer”), which is a company controlled by our Chairman, Chief Executive Officer and President, Jeffrey Wolf. The representative of the underwriter also partially exercised its overallotment option and purchased 1,309,000 Common Warrants.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2023 Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2023 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Scorpius Holdings, Inc. is a contract development and manufacturing organization (“CDMO”) that provides process development and biomanufacturing services to support the biomanufacturing needs of third parties who use its biomanufacturing capacity as a fee-for-service model through our subsidiary, Scorpius Biomanufacturing, Inc. (formerly known as Scorpion Biological Services, Inc.). Scorpius couples CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. We anticipate the prioritization of Scorpius on American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

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

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings, equipment sales leasebacks, and/or funding from partnerships or collaborations, and additional revenue from our CDMO biomanufacturing facility.

Recent Developments

On May 16, 2024, we consummated a public offering (the “Offering”) of 29,820,000 units (the “Units”) and 30,180,000 pre-funded units (“Pre-Funded Units”) for a purchase price of $0.10 per Unit and for a purchase price of $0.0998 per Pre-Funded Unit (inclusive of the pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each Unit consists of (i) one share (the “Shares”) of common stock and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock (the “Common Warrant Shares”), at an exercise price of $0.12 per share (120% of the offering price per Unit). Each Pre-Funded Unit consists of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock (the “Pre-Funded Warrant Shares”), and (ii) one Common Warrant. The Pre-Funded Warrants are immediately exercisable for one share of common stock at an exercise price of $0.0002 per share and will remain exercisable until exercised in full. The Common Warrants will be immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance. We intend to use the net proceeds of the Offering for working capital, general corporate purposes, and the repayment of a 1% non-convertible promissory note, related party due July 1, 2024 in the principal amount of $750,000 New Note, plus accrued and unpaid interest that we issued on May 1, 2024 to Elusys

Holdings Inc., a Delaware corporation (“Buyer”), which is a company controlled by our Chairman, Chief Executive Officer and President, Jeffrey Wolf. The representative of the underwriter also partially exercised its overallotment option and purchased 1,309,000 Common Warrants.

On May 1, 2024, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with the Buyer, pursuant to which the Buyer agreed to loan us $750,000 and we agreed to sell to the Buyer the New Note for $750,000 in cash and agreed to amend the Note issued to Buyer in January 2024 (the “Note”) and  issued to Buyer an amended and restated 1% convertible promissory note, related party in the principal amount of $2,250,000 (the “Restated Note”) in exchange for that certain prior 1% convertible promissory note, related party dated January 26, 2024, issued to Buyer in the principal amount of $2,250,000 to amend Section 2(b) thereof relating to certain adjustments in the conversion price and extend its maturity date to September 1, 2025. Based upon such adjusted conversion price and subject to stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note and approval of the NYSE American LLC of such share issuance, Elusys Holdings would be issued 20,727,273 shares of the Company’s common stock upon conversion of the Note.

On March 9, 2024, we closed the offering contemplated by the Underwriting Agreement that the Company entered into on March 7, 2024 (the “Agreement”) with ThinkEquity, LLC, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which the Company issued and sold 10,000,000 shares of our Common Stock at a price of $0.15 per share for net proceeds of $1,235,000.

On January 29, 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1,000,000, the Company assigned its right, title and interest in and under the exclusive license agreement it entered into with Shattuck Labs, Inc. (“Shattuck”) in 2016, including our rights to certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company.

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Agreement”), with Elusys Holdings, Elusys Holdings purchased from the Company the Note.

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

All other significant accounting policies had no change and are summarized in Note 2 to our financial statements contained in our 2023 Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues. For the three months ended March 31, 2024 we recognized $3.5 million of revenue from process development. For the three months ended March 31, 2023 we recognized $0.7 million of process development revenue and $0.1 million of license revenue. The increase in process development revenue is attributable to the expanded biomanufacturing operations and service offerings of the CDMO.

Cost of revenues. Cost of revenues were $0.9 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectfully and primarily consisted of the direct cost of labor, overhead and material costs at Scorpius. The increase in cost of revenues is due to the expanded service offerings and completed milestone work on multiple CDMO contracts.

Research and development expense. Research and development expenses were $3.9 million for the three months ended March 31, 2024 compared to $6.3 million for the three months ended March 31, 2023. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	March 31,
	2024	2023
Programs
CDMO	$3.3	$3.3
PTX-35	—	0.8
Other programs	—	0.5
Unallocated research and development expenses	0.6	1.7
	$3.9	$6.3

●	CDMO expense were unchanged for the two years presented.
●	PTX-35 expense decreased by $0.8 million due to the elimination of the clinical trial.
●	Unallocated research expenses decreased by $1.1 million primarily due to decreased personnel costs, depreciation expense, amortization expense and scientific hardware and software.

Selling, general and administrative expense. Selling, general and administrative expenses were $5.0 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.5 million was primarily due to decreases in marketing expense of $0.5 million, consultant labor of $0.5 million, and stock-based compensation of $0.5 million.

Change in fair value of contingent earn-out receivable, related party. For the three months ended March 31, 2024, the change in fair value of contingent earn-out receivable was $1.0 million. This change was primarily due to an increase in expected value of the earn-out due to a new contract received by Elusys Therapeutics.

Total non-operating income. Total non-operating income was $0.7 million for the three months ended March 31, 2024 which primarily consisted of $1.0 million from the sale of an intellectual property license, partially offset by $0.2 million of interest expense on finance leases, and $0.1 million change in fair value of convertible promissory note, related party. Total non-operating income was $0.1 million for the three months ended March 31, 2023 which primarily consisted of $0.2 million of interest income, $0.1 million of unrealized gain on short-term investment balances, partially offset by ($0.2) million of interest expense on finance leases and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2024, the Company had approximately $1.7 million in cash and cash equivalents and short-term investments, which does not include the net proceeds of $5.3 million that we raised in the Offering. On September 18, 2023, its Board approved a refocus and restructuring plan (the “Plan”) to shed non-core assets and reduce its operating costs in order to refocus effort and resources on the CDMO and commenced the Plan which included the active marketing of Elusys. Despite the cost savings measures and the cash received in the Offering, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company has not yet generated significant revenue from operations and does not anticipate that the Company will generate sufficient revenue from operations in the near term to sustain its operations beyond December 2024, and therefore the Company will need to raise capital to sustain its operations. As a result, management continues to evaluate the Company’s future direction, including continuing to explore strategic alternatives. However, there can be no assurance that these strategic alternatives will be successful. If the Company does not raise capital when needed or successfully engage a strategic partner in the next few months, the Company may be required to delay, reduce, or terminate some or all of its operations, sell some of our assets, cease operations, liquidate our assets, reorganize the Company, or a combination of the foregoing.

Since its inception in June 2008, the Company has incurred significant losses and the Company has financed its operations with net proceeds from the private placement of its preferred stock, common stock and debt. Since its initial public offering, the Company has primarily financed its operations with net proceeds from the public offering of its securities and at-the market offerings, and to a lesser extent, the proceeds from the exercise of warrants and note issuances. In March 2024 the Company raised $1,235,000 in capital in a public offering, in May 2024 the Company issued the Note for proceeds of $750,000 and raised net proceeds of $5.3 million (after repayment of the Note) in a public offering. As of March 31, 2024, the Company had an accumulated deficit of approximately $258.8 million and as of December 31, 2023, the Company had an accumulated deficit of approximately $254.4 million. The Company had net losses of $4.7 million and $12.9 million for the three months ended March 31, 2024 and 2023, respectively.

The Company expects to incur significant commercialization expenses related to its CDMO business. The Company will need to obtain substantial additional future funding in connection with its manufacturing facility operations.

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

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than the Company currently anticipates. Potential sources of financing include strategic partners, public or private sales of our equity or debt financings, mergers, a sale of the Company, divestiture of assets, a combination of these, or other strategic transactions. The Company may seek to access the public or private equity markets when conditions are favorable due to its long-term capital requirements. The Company does not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when the Company needs it on terms that will be acceptable to the Company, or at all. Due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2023 and the late filing of this Quarterly Report on Form 10-Q, the Company is no longer eligible to sell securities of our Registration Statement on Form S-3, including in at-the-market transactions until June 2025. If we raise funds by selling additional shares of common stock,  or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to raise additional funds when needed or engage a strategic partner, the Company may be required to delay, reduce, or terminate some or all of its operations and we may be forced to cease operations, liquidate our assets, and possibly seek bankruptcy protection.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, our operations. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are available to be issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, equipment sales leasebacks, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of May 17, 2024, we had approximately $5.6 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are available to be issued.

Cash Flows

Operating activities. The use of cash during the three months ended March 31, 2024 and 2023 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital as well as the commencement of our Scorpius facility. Net cash used in operating activities during the three months ended March 31, 2024 was $4.7 million as compared to $13.8 million during the same period in 2023. The $9.1 million decrease was primarily due to a decrease in net loss of $8.2 million and a decrease in other assets of $3.7 million, an increase in accounts payable of $2.1 million, an increase in accrued expense of $0.4 million, a change in fair value of convertible promissory note, related party of $0.1 million, a change in unrealized gain on investments of $0.1 million, partially offset by a decrease in deferred revenue of $2.3 million, a decrease in stock-based compensation of $0.5 million, an increase in prepaid expenses and other current assets of $0.4 million, and a decrease in right-of-use assets of $0.6 million, an increase in accounts receivable of $1.1 million, and an increase in inventory of $0.5 million.

Investing activities. Net cash provided by investing activities was $2.8 million during the three months ended March 31, 2024 compared to $13.5 million during the same period in 2023. The decrease of $10.7 million is primarily due the decreased sale of short term investments, net of purchases of $13.0 million, partially offset by a reduction in purchases of property and equipment of $1.3 million and the sale of an intellectual property license of $1.0 million.

Financing activities. Net cash provided in financing activities was $3.3 million during the three months ended March 31, 2024 compared to net cash used in financing activities of $0.3 million for the same period in 2023. The increase of $3.6 million is primarily from the proceeds of the Company’s public offering net of stock issuance cost of $1.2 million, the proceeds from the issuance of a convertible promissory note, related party of $2.3 million,and a decrease in repayment of principal on finance leases of $0.1 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $258.8 million through March 31, 2024. We have incurred negative cash flows from operations since we started our business. We expect to incur significant commercialization expenses related to our manufacturing facility operations for Scorpius.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The material weaknesses are further described below.

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

Our management concluded that the following material weaknesses existed as of March 31, 2024:

●	We identified ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.
●	In March 2023, we determined that we had made certain errors in the manner in which we recognized the deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics in which the net losses acquired in the transaction had been overstated in our quarterly filings for the periods ending June 30, 2022 through September 30, 2022. As a result, we determined that there were material errors in the financial statements that required a restatement of our Forms 10-Q for the quarterly periods ended June 30, 2022 through September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for income taxes.
●	We identified a material weakness related to the ineffective design of certain management review controls across a significant portion of the Company’s financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.

●	We identified a material weakness related to the ineffective design and implementation of controls around process development revenue recognition, specifically, controls over the review of labor hours incurred and expected to be incurred in satisfaction of our performance obligations.

Remediation of Material Weaknesses

In order to remediate these material weaknesses, we will change certain control activities over financial reporting to include, but are not limited to, the following: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties, (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management review controls, (iii) enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of income tax and revenue, and (iv) the utilization of external subject matter experts to assist in accounting for non-routine, complex transactions.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2023 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2023 Annual Report.

To date, we have not generated significant revenue and we do not anticipate generating significant revenue in the near future.

To date, we have not generated significant revenue from our business and substantially all of our revenue has been revenue from lines of business in which we are no longer engaged. For the three months ended March 31, 2024, we had a net loss of approximately $4.7 million and for the year ended December 31, 2023 we had a net loss of approximately $46.8 million. We do not anticipate generating any significant revenue from the provision of CDMO services for several years as we are a new entrant into that line of business. Even if we generate revenue from the provision of services, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, we have entered into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate significant revenue as a contract development and manufacturing organization (“CDMO”) or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The operation of the manufacturing facility required us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

If we do not generate sufficient revenue from operations, we will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the three months ended March 31, 2024, our operating activities used net cash of approximately $4.7 million and as of May 17, 2024, our cash and cash equivalents and short-term investments were approximately $6.1 million.  During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $2.4 million. During the year ended December 31, 2022, our operating activities used net cash of approximately $5.7 million and as of December 31, 2022 our cash and cash equivalents and short-term investments were approximately $44.3 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2024, our accumulated deficit was $258.8 million and as of December 31, 2023, our accumulated deficit totaled $254.4 million and as of December 31, 2022, our accumulated deficit totaled $209.2 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services until we expand our customer base. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio.

Our current cash is anticipated to be sufficient to fund operations only through late December, 2024.

Unless we generate significant revenue from operations in the next few months, we will need to raise additional capital by year end to fund our operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until June 2025 due to the late filing of our 2023 Annual Report, the late filing of this Quarterly Report on Form 10-Q, and various rules of the NYSE American that place limits on the number and dollar amount of securities that we may sell. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to continue to maintain our listing on the NYSE American. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the company including a work force reduction, or initiate steps to cease operations or liquidate our assets.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We had an accumulated deficit of $258.8 million as of March 31, 2024 and a net loss of approximately $4.7 million for the three months ended March 31, 2024. We have an accumulated deficit of $254.4 million as of December 31, 2023 and a net loss of approximately $46.8 million for the year ended December 31, 2023 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future and expect our cash and cash equivalents and short-term investments to be sufficient to fund our operations until December 2024. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX. Our unaudited financial statement for the three months ended March 31, 2024 and our audited financial statements for the fiscal year ended December 31, 2023 were prepared under the assumption that we will continue as a going concern;

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

We identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2023.

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2023. As a result, we restated our quarterly financial results for the periods ending June 30, 2022 and September 30, 2022. This material weakness continues to exist as of March 31, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

Management has concluded that in light of the errors described above, a material weakness in our internal controls over financial reporting existed and management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2022 and September 30, 2022 set forth in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 had to be modified to include a material weakness in its controls over financial reporting.  The material weakness identified relates to the ineffective design of management review controls over the computation and disclosure of income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that our disclosure controls and procedures and internal control over financial reporting are effective. As a result of the material weakness, we believe that our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective for the Non-Reliance Periods. In preparing our audited financial statements for the fiscal year ended March 31, 2024, we determined that the material weakness still exists in the Company’s internal controls over financial reporting and our disclosure controls were ineffective. Management is committed to the remediation of the material weakness. Management is actively engaged in the implementation of remediation efforts, as described above to address the material weakness.

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

Our failure to meet the continued listing requirements of the NYSE American could result in a de-listing of our common stock.

Our shares of common stock are currently listed on the NYSE American. On April 17, 2024, we received an official notice of noncompliance from NYSE Regulation stating that we are not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file our 2023 Annual Report by the filing due date of April 16, 2024 (the “Filing Delinquency). On April 26, 2024, we filed our 2023 Annual Report. On April 29, 2024, we received a notice (the “Notice”) from NYSE Regulation (the “Notice”) stating that we have now regained compliance with Section 1007 of the NYSE American Company Guide as a result of our filing of the 2023 Annual Report.

On May 21, 2024, we received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation stating that we are not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the "Company Guide") due to the failure to timely file this Quarterly Report on Form 10-Q (the “Delinquent Report”) by the filing due date of May 16, 2024 (the “Filing Delinquency”. The Company believes that upon the filing of this Quarterly Report on 10-Q the Company will have cured the Filing Delinquency, however there can be no assurance that the Company will continue to comply with the NYSE American continued listing requirements.

If we fail to continue to satisfy the continued listing standards or other requirements of the NYSE American, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement or if the NYSE American determines in its sole discretion that our stock is not suitable for listing, the NYSE American may take steps to suspend trading of, or de-list, our common stock. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, the NYSE American does, in its discretion, analyze all relevant facts including any past history of late filings. Any de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. There can be no assurance given that we will be able to continue to satisfy the continued listing standards or other requirements and maintain the listing of our common stock on the NYSE American going forward.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended March 31, 2024 that were not previously disclosed.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.       OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.8

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation dated as of February 5, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on February 6, 2024 (File No. 001-35994)).

3.9

Second Amended and Restated Bylaws, dated May 3, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

4.1	Convertible Promissory Note(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))
4.2	Amendment No. 7 to Rights Agreement(incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 (File No. 001-35994))
4.3	Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-35994))
4.4	Amended and Restated Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-35994))
10.1

Patent Rights Sale and Assignment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))

31.1*

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

SCORPIUS HOLDINGS, INC.

Date: May 28, 2024	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 28 2024	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)