Form 10-Q
period 2024-06-30
Scorpius Holdings, Inc.
filed 2024-08-19
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 3,116,268 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our manufacturing operations and other operations, our ability to develop products of commercial value and to identify the outcome of research and development activities, our reliance on third-parties, the timing of completion of construction of the planned manufacturing facility in Kansas, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 26, 2024 (the “2023 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

SCORPIUS HOLDINGS, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
Current Assets
Cash and cash equivalents	$1,472,112	$184,925
Short-term investments	34,424	2,206,555
Accounts receivable	1,319,618	375,192
Contingent consideration receivable, related party	—	268,000
Prepaid expenses and other current assets	557,855	817,029
Inventory	70,827	909,158
Total Current Assets	3,454,836	4,760,859

Property and Equipment, net	15,239,066	17,587,337

Operating lease right-of-use asset	5,475,951	6,041,439
Finance lease right-of-use asset	19,317,122	20,473,742
Other assets	203,135	203,135
Deposits	277,737	251,115
Contingent earn-out receivable, related party	2,720,000	1,720,000
Total Assets	$46,687,847	$51,037,627

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,796,793	$4,109,947
Deferred revenue, current portion	2,197,239	2,359,441
Operating lease liability, current portion	451,513	524,208
Finance lease liability, current portion	900,321	904,681
Accrued expenses and other liabilities	2,735,403	2,201,861
Non-convertible promissory note payable, related party	740,000	—
Total Current Liabilities	10,821,269	10,100,138

Long Term Liabilities
Convertible promissory note payable, related party	1,940,000	—
Deferred revenue, net of current portion	226,500	30,000
Operating lease liability, net of current portion	3,288,323	3,597,014
Financing lease liability, net of current portion	8,551,199	9,016,140
Total Liabilities	24,827,291	22,743,292

Commitments and Contingencies (Note 14 and 15)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 493,268 and 131,097 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	99	26
Additional paid-in capital	293,187,709	285,718,456
Accumulated deficit	(267,663,224)	(254,370,827)
Accumulated other comprehensive income	87,169	48,877
Total Stockholders' Equity	25,611,753	31,396,532
Non-Controlling Interest	(3,751,197)	(3,102,197)
Total Stockholders' Equity	21,860,556	28,294,335

Total Liabilities and Stockholders' Equity	$46,687,847	$51,037,627

All share numbers have been adjusted for the one to two-hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$759,944	$657,778	$4,273,892	$1,423,678

Operating expenses:
Cost of revenues	837,937	383,692	1,776,149	995,432
Research and development	3,606,621	5,154,072	7,494,966	11,444,827
Selling, general and administrative	5,013,671	7,046,843	10,022,902	13,520,536
Change in fair value of contingent earn-out receivable, related party	—	—	(1,000,000)	—
Total operating expenses	9,458,229	12,584,607	18,294,017	25,960,795

Operating loss	(8,698,285)	(11,926,829)	(14,020,125)	(24,537,117)

Interest income	1,146	108,674	18,064	304,668
Interest expense	(240,207)	(155,782)	(489,926)	(290,225)
Unrealized gain (loss) on short-term investments	15	(26,001)	995	63,321
Change in fair value of non-convertible promissory note, related party	(10,000)	—	(10,000)	—
Change in fair value of convertible promissory note, related party	(8,250)	—	(104,250)	—
Gain on partial debt extinguishment	170,000	—	170,000	—
Other income	22,581	—	1,100,003	20,000
Other expense	(520,709)	(147,378)	(606,158)	(180,961)
Total non-operating (expense) income	(585,424)	(220,487)	78,728	(83,197)

Net loss before income taxes from continuing operations	(9,283,709)	(12,147,316)	(13,941,397)	(24,620,314)
Income tax benefit	—	571,120	—	571,120
Net loss from continuing operations	(9,283,709)	(11,576,196)	(13,941,397)	(24,049,194)
Net loss from discontinued operations, net of tax benefit	—	(2,385,506)	—	(2,807,643)
Net loss	(9,283,709)	(13,961,702)	(13,941,397)	(26,856,837)
Net loss - non-controlling interest	(408,861)	(69,686)	(649,000)	(180,175)
Net loss attributable to Scorpius Holdings, Inc.	(8,874,848)	(13,892,016)	$(13,292,397)	$(26,676,662)

Weighted-average common shares outstanding, basic and diluted	328,979	130,237	234,936	130,047

Net loss per share, basic and diluted - continuing operations	$(26.98)	$(88.35)	$(56.58)	$(183.54)
Net loss per share, basic and diluted - discontinued operations	—	(18.32)	—	(21.59)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(26.98)	$(106.67)	$(56.58)	$(205.13)

Comprehensive loss
Net loss	$(9,283,709)	$(13,961,702)	$(13,941,397)	$(26,856,837)
Unrealized (loss) gain on foreign currency translation	(42,706)	21,075	38,292	53,038
Total comprehensive loss	(9,326,415)	(13,940,627)	(13,903,105)	(26,803,799)
Comprehensive loss attributable to non-controlling interest	(408,861)	(69,686)	(649,000)	(180,175)
Comprehensive loss - Scorpius Holdings, Inc.	$(8,917,554)	$(13,870,941)	$(13,254,105)	$(26,623,624)

All share numbers have been adjusted for the one to two-hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statement

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at March 31, 2024	$36	$287,258,281	$(258,788,376)	$129,875	$(3,342,336)	$25,257,480
Stock-based compensation	—	249,209	—	—	—	249,209
Issuance of common stock from public offering	63	5,680,219	—	—	—	5,680,282
Other comprehensive income	—	—	—	(42,706)	—	(42,706)
Net loss	—	—	(8,874,848)	—	(408,861)	(9,283,709)
Balance at June 30, 2024	$99	$293,187,709	$(267,663,224)	$87,169	$(3,751,197)	$21,860,556

	Six Months Ended June 30, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2023	$26	$285,718,456	$(254,370,827)	$48,877	$(3,102,197)	$28,294,335
Issuance of common stock - ESPP	—	12,904	—	—	—	12,904
Stock-based compensation	—	533,087	—	—	—	533,087
At-the-market sale	—	8,052	—	—	—	8,052
Issuance of common stock from public offering	73	6,915,210	—	—	—	6,915,283
Other comprehensive income	—	—	—	38,292	—	38,292
Net loss	—	—	(13,292,397)	—	(649,000)	(13,941,397)
Balance at June 30, 2024	$99	$293,187,709	$(267,663,224)	$87,169	$(3,751,197)	$21,860,556

All share numbers have been adjusted for the one to two hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at March 31, 2023	$25	$283,790,274	$(221,938,306)	$83,887	$(1,596,668)	$60,339,212
Stock-based compensation	—	668,810	—	—	—	668,810
Other comprehensive income	—	—	—	21,075	—	21,075
Net loss	—	—	(13,892,016)	—	(69,686)	(13,961,702)
Balance at June 30, 2023	$25	$284,459,084	$(235,830,322)	$104,962	$(1,666,354)	$47,067,395

	Six Months Ended June 30, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2022	$25	$283,024,557	$ ($ 209,153,659)	$51,924	$(1,486,179)	$72,436,668
Stock-based compensation	—	1,434,527	—	—	—	1,434,527
Other comprehensive loss	—	—	—	53,038	—	53,038
Net loss	—	—	(26,676,662)	—	(180,175)	(26,856,837)
Balance at June 30, 2023	$25	$284,459,084	$(235,830,322)	$104,962	$(1,666,354)	$47,067,395

All share numbers have been adjusted for the one to two-hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(13,941,397)	$(26,856,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,635,897	2,935,067
Amortization of intangible asset	—	727,500
Noncash lease expense	184,101	218,551
Stock-based compensation	533,086	1,434,527
Change in fair value of contingent consideration	—	109,500
Change in fair value of contingent earn-out receivable, related party	(1,000,000)	—
Change in fair value of non-convertible promissory note, related party	10,000	—
Change in fair value of convertible promissory note, related party	104,250	—
Gain on partial extinguishment of debt	(170,000)	—
Unrealized loss on investments	(995)	(63,321)
Deferred tax liability	—	(571,120)
Increase (decrease) in cash arising from changes in assets and liabilities
Accounts receivable	(1,945,104)	(179,321)
Other assets	—	(193,124)
Prepaid expenses and other current assets	258,680	217,463
Inventory	838,331	—
Grant receivable	—	1,524,522
Right-of-use assets	—	386,336
Deposits	(26,622)	60,376
Accounts payable	(313,048)	(2,101,841)
Deferred revenue	34,298	1,116,216
Accrued expenses and other liabilities	575,902	(767,835)
Net Cash Used In Operating Activities	(11,222,621)	(22,003,341)

Cash Flows from Investing Activities
Purchase of short-term investments	(682,648)	(340,380)
Sale of intellectual property license	1,000,000	—
Sale of short-term investments	2,855,775	23,514,465
Purchases of property and equipment	(695,700)	(1,036,623)
Disposal of property and equipment	564,692	184,528
Net Cash Provided by Investing Activities	3,042,119	22,321,990

Cash Flows from Financing Activities
Proceeds from issuance of convertible promissory note, related party	2,253,750	—
Proceeds from issuance of non-convertible promissory note, related party	750,000	—
Proceeds from issuance of common stock	7,631,381	—
Proceeds from issuance of common stock through at-the-market	8,399	—
Proceeds from issuance of common stock upon exercise of warrants	178,424	—
Proceeds from issuance of common stock under ESPP	12,904	—
Stock issuance costs	(894,868)	—
Repayments of principal under finance lease	(469,299)	(2,915,654)
Net Cash Provided by (Used In) Financing Activities	9,470,691	(2,915,654)

Effect of exchange rate changes on cash and cash equivalents	(3,002)	(865)

Net Increase (Decrease) in Cash and Cash Equivalents	1,287,187	(2,597,870)

Cash and Cash Equivalents – Beginning of the Period	184,925	8,434,554

Cash and Cash Equivalents – End of the Period	$1,472,112	$5,836,684

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets surrendered upon financing lease modifications	$—	$(3,092,408)
Right-of-use assets surrendered upon operating lease modifications	$(85,226)	$7,789,655
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$373,127

All share numbers have been adjusted for the one to two-hundred reverse stock split effective July 17, 2024

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.

The consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 are unaudited. The balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 26, 2024 (the “2023 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 include the accounts of Scorpius Holdings, Inc. and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius Biomanufacturing, Inc. (“Scorpius”) (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive income in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 2024 and December 31, 2023, the Company held an 85% controlling interest in Pelican and a 94% controlling interest in Scorpius. The Company accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Unless otherwise noted, amounts and disclosure throughout the Notes to the consolidated financial statements are related to the Company’s continuing operations and have been adjusted to reflect the one for two-hundred reverse stock split that was effective July 17, 2024.

Going Concern Uncertainty

The Company has an accumulated deficit of approximately $267.7 million as of June 30, 2024 and a net loss before income taxes from continuing operations of approximately $13.9 million for the six months ended June 30, 2024 and has not generated significant revenue or positive cash flows from operations. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, which is now its main focus. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to generate sufficient revenue from operations and raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock, debt financings, equipment sales leasebacks, partnerships, grants, funding collaborations and other funding transactions, if any are available. On May 16, 2024, the Company closed a public offering and raised net proceeds of $5.4 million in its public offering. As of June 30, 2024, the Company had approximately $1.5 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As a result of these circumstances, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated interim financial statements are issued.

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

The Company depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. If third-party suppliers do not supply raw materials on a timely basis, the Company’s manufacturing services may be delayed or canceled which would adversely impact our financial condition and results of operations. If the Company’s suppliers are non-compliant with the FDA’s quality system regulations or other applicable laws or regulations, the Company would be required to find alternative suppliers.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent earn-out receivable, related party, income taxes, stock-based compensation, right-of-use assets and lease liabilities, and estimates used in divestiture accounting. Actual results may differ from those estimates.

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

Effective as of July 30, 2024, the Company entered into a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement (the “Note Amendment”) of that certain 1% non-convertible promissory note, dated May 1, 2024, in the principal amount of $750,000 (the “$750K Note”), issued by the Company to Elusys Holdings Inc. (“Elusys Holdings”) and to the Asset and Equity Interests Purchase Agreement (the “Purchase Agreement”), dated as of December 11, 2023, by and between Elusys Holdings and the Company. Pursuant to the Note Amendment the $750K Note was cancelled in exchange for an amendment to the Asset and Equity Interests Purchase Agreement which eliminates the payment of any royalty fees by Elusys Holdings to the Company and instead provides a cash payment to the Company of $2.5 million on or prior to December 31, 2028.

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

Payment terms and conditions vary by contract type, although terms generally require payment within 30 to 60 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, the Company’s contracts do not contain a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, not to receive financing from the Company’s customers or to provide customers with financing. The Company has applied the practical expedient in ASC 606 and excludes information about a) remaining performance obligations that have an original expected duration of one year or less and b) the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

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

The CPRIT grant was solely for specific cancer research and covered the period from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advanced grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million was received in April 2023. Funds received were reflected in deferred revenue as a liability until revenue was earned. Grant revenue was recognized when qualifying costs are incurred. When grant funds were received after costs had been incurred, the Company recorded revenue and a corresponding grants receivable until grant funds were received. As of December 31, 2023, all $15.2 million has been recognized and received.

License revenue

The Company had licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck Labs, Inc. (“Shattuck”) paid the Company an initial license fee of $0.05 million in June 2016 and was obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $0.1 million from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154. On January 29, 2024, the Company entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agrement”) pursuant to which, in exchange for $1.0 million, the Company assigned its right, title, and interest in and under the exclusive license agreement it entered into with Shattuck.

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

Deferred Revenue

Deferred revenue is comprised of contract development and manufacturing organization (“CDMO”) customer deposits received in advance of the Company’s fulfillment of performance obligations.

CDMO deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of June 30, 2024, there was $2.4 million of deferred revenue related to CDMO.

Convertible and Non-convertible Promissory Note, Related Party

The Company accounts for its convertible and non-convertible promissory notes, related party under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible and non-convertible promissory notes, related party. Using fair value option, these promissory notes are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory note, in the statements of operations and comprehensive income.

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the three and six months ended  June 30, 2024, the Company amended its convertible promissory note, related party and non-convertible note, related party (see Note 9).

Accounts Receivable

Accounts receivable are primarily comprised of amounts owed to the Company for services and sales provided under the Company’s customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. The Company applies judgment in assessing the ultimate realization of the Company’s receivables and estimates an allowance for credit losses based on various factors, such as the aging of the Company’s receivables, historical experience, and the financial condition of its customers.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consist primarily of amounts paid in advance for manufacturing activities, clinical trial support, contract assets and insurance. Contract assets consist of unbilled receivables.

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company periodically reviews raw materials inventory for potential impairment, and if deemed necessary, adjusts inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory. No impairment expense was recognized for the three and six months ended June 30, 2024, or 2023.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own CommonStock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All warrants issued are indexed to the Company’s common stock as defined in ASC 815 and meet the equity classification criteria in accordance with ASC 815. Thus, they both achieve equity classification at inception and were recorded within additional paid-in-capital on their issuance date.

Other Assets

The balance consists of $0.2 million of land option agreements related to the location for a potential Kansas commercial CDMO facility.

Other Income

On January 29, 2024, the Company entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1.0 million, the Company assigned its right, title and interest in and under the exclusive license agreement it entered into with Shattuck. The $1.0 million payment was received and recorded in other income in the first quarter of 2024.

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

2. Discontinued Operations

On December 27, 2023, the Company completed the sale of all of its assets and equity interest in Elusys Therapeutics, Inc. (“Elusys”)  to Elusys Holdings, Inc., a company controlled by the Company’s Chairman, Chief Executive Officer, and President, Jeffrey Wolf for approximately $2.5 million before working capital, escrow adjustments and transaction expenses. Total consideration included $0.5 million of cash received at closing, $0.3 million related to consideration from a one-year convertible promissory note, related party and fair value of $1.7 million in future payments from Elusys upon the achievement by Elusys of certain financial goals. The gain on the transaction was approximately $1.5 million.

The Company has separately reported the financial results of Elusys as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. Assets and liabilities of discontinued operations in the consolidated balance sheet have a carrying value of $0 as of December 31, 2023.

The Company determined that the disposal group represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the Elusys Therapeutics business as a discontinued operation for all periods presented. Details of the loss from discontinued operations included in the Company’s consolidated statement of operations are as follows:

Six Months Ended
June 30, 2023
Operating expenses:
Research and development	1,283,982
Selling, general and administrative	693,211
Amortization of intangible assets	727,500
Change in fair value of contingent consideration	109,500
Total operating expenses	2,814,193

Loss from operations	(2,814,193)

Other income	(6,550)
Total non-operating gain	(6,550)

Net loss from discontinued operations before income taxes	(2,807,643)
Income tax expense	—
Net loss from discontinued operations	$(2,807,643)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating, investing and financing cash flows of discontinued operations for the period ended June 30, 2023 are comprised of the following:

Six Months Ended
June 30, 2023
Total net cash provided by operating activities from discontinued operations	$(917,492)
Total net cash used in investing activities from discontinued operations	$5,581

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

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended June 30, 2024 or 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$34,424	$34,424	$—	$—
Contingent earn-out receivable, related party	$2,720,000	$—	$—	$2,720,000
Liability:
Non-convertible promissory note, related party	$740,000	$—	$—	740,000
Convertible promissory note, related party	$1,940,000	$—	$—	$1,940,000

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2,206,555	$2,206,555	$—	$—
Contingent consideration receivable, related party	$268,000	$—	$—	$268,000
Contingent earn-out receivable, related party	$1,720,000	$—	$—	$1,720,000

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three and six months ended June 30, 2024 and 2023:

	Contingent
	Earn-out Rec.,	Promissory Note,
	Related Party	Related Party
Balance at March 31, 2024	2,720,000	2,081,750
Issuance of non-convertible promissory note, related party	—	750,000
Gain on partial extinguishment	—	(170,000)
Change in fair value	—	18,250
Balance at June 30, 2024	$2,720,000	$2,680,000

	Contingent	Contingent
	Consideration Rec.,	Earn-out Rec.,	Promissory Note,
	Related Party	Related Party	Related Party
Balance at December 31, 2023	$268,000	$1,720,000	$—
Issuance of non-convertible promissory note, related party	—	—	750,000
Issuance of convertible promissory note, related party	(268,000)	—	1,985,750
Gain on partial extinguishment	—	—	(170,000)
Change in fair value	—	1,000,000	114,250
Balance at June 30, 2024	$—	$2,720,000	$2,680,000

Contingent
Consideration
Balance at March 31, 2023	$11,234,114
Change in fair value	1,100,000
Balance at June 30, 2023	$12,334,114

Contingent
Consideration
Balance at December 31, 2022	$12,224,614
Change in fair value	109,500
Balance at June 30, 2023	$12,334,114

Adjustments associated with the change in fair value of contingent earn-out, related party, convertible promissory note, related party, and contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of contingent consideration classified as Level 3  as of June 30, 2024 and December 31, 2023:

As of June 30, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent earn-out receivable, related party	Discounted cash flow analysis	Timing of expected payments	2026-2029
		Discount rate	15.0%
		Future revenue projections	$153.2 million
		Minimum earn-out payment	3% or $5 million
		Earn-out through	December 31, 2028

Convertible promissory note, related party	Discounted cash flow analysis	Maturity term	1.2 years
		Market interest rate	14.8%
		Principal amount	$2.25 million

Non-convertible promissory note, related party	Discounted cash flow analysis	Market interest rate	15.3%
		Principal amount	$0.8 million
		Maturity term	1 month

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)

Contingent consideration receivable, related party	Discounted cash flow analysis	Maturity term	1 year
		Market interest rate	14.7%
		Principal amount	$2.25 million

Contingent earn-out receivable, related party	Discounted cash flow analysis	Timing of expected payments	2026-2029
		Discount rate	15.0%
		Future revenue projections	$141.4 million
		Minumum earn-out payment	3% or $5.0 million
		Earn-out term though	December 31, 2028

5. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of June 30, 2024 and December 31, 2023. Unrealized gains and losses on securities are reported in the other expense line item in the statements of operations and comprehensive loss. Short-term investments at June 30, 2024 and December 31, 2023 consisted of mutual funds with fair values of $0.03 million and $2.2 million, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	June 30,	December 31,
	2024	2023
Prepaid manufacturing expense	$161,840	$102,761
Contract assets	34,544	120,184
Other prepaid expenses and current assets	320,076	476,233
Prepaid insurance	41,395	96,588
Prepaid preclinical and clinical expenses	—	21,263
	$557,855	$817,029

7. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Lab equipment	$21,276,431	$21,203,534
Leasehold improvements	2,325,999	2,827,289
Computers	886,037	850,211
Furniture and fixtures	277,882	277,882
Construction-in-process	206,061	9,414
Total	24,972,410	25,168,330
Accumulated depreciation	(9,733,344)	(7,580,993)
Property and equipment, net	$15,239,066	$17,587,337

Depreciation expense was $1.3 million and $2.5 million for the three and six months ended June 30, 2024, respectively,  and $1.1 million and $2.2 million for the three and six months ended June 30, 2023.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Accrued marketing expenses	$1,021,563	$1,013,497
Other expenses	310,603	313,254
Accrued preclinical and clinical trial expenses	364,460	405,792
Compensation and related benefits	543,574	332,641
Accrued manufacturing expenses	18,915	97,877
Advance payments received from customers for manufacturing materials	476,288	—
Accrued franchise tax	—	38,800
	$2,735,403	$2,201,861

9. Convertible Promissory Note, Related Party

Elusys Holdings also, as a post-closing covenant, on January 26, 2024 purchased from the Company a convertible promissory note in the aggregate amount of $2,250,000 (the “Convertible Note”), the conversion of which is subject to both Elusys Holdings’ election and was subject to obtaining stockholder approval of the issuance of shares of our common stock upon such conversion,  which stockholder approval was obtained on July 15, 2024. As of December 31, 2023, the fair value of this contingent consideration receivable, related party was $0.3 million. The Convertible Note bore interest at a rate of 1% per annum, mature on the one-year anniversary of its issuance and converts into shares of our common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock is obtained prior to the maturity date. The conversion price is equal to $0.39109 (which was 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023). Based upon a conversion price of $78.22, which is 110% of the VWAP of our common stock for the seven trading days prior to December 11, 2023, upon conversion of the Convertible Note (exclusive of interest), Elusys Holdings would be issued 29,053 shares of our common stock.

On May 1, 2024, the Company issued to Elusys Holdings an amended and restated 1% Note (“the Restated Note”) in the principal amount of $2,250,000 in exchange for the original convertible note. The Restated Note bears interest at a rate of 1% per annum, matures on September 1, 2025 and will convert into shares of our common stock at the option of Elusys Holdings only if stockholder approval as may be required by the applicable rules and regulations of the NYSE American of the issuance of all of the shares of common stock issuable upon conversion of the Restated Note is obtained prior to the maturity date and any required approval of the NYSE American of such share issuance is obtained. The conversion price of the Restated Note was equal to 110% of the volume weighted average price (VWAP) of common stock for the seven trading days prior to December 11, 2023 which was $78.22; however, Section 2(b) of the Restated Note provided that if we consummated a public financing, subject to certain exceptions, within sixty days of May 1, 2024, the conversion price would be adjusted to be 110% of the per share purchase price of the common stock in such public financing (with such adjustment only being made upon the first financing in the event of multiple financings during the foregoing period). Based on the public offering that the Company consummated in May 2024, the conversion price of the Restated Note was adjusted to $22.00 resulting in the ability to convert the Restated Note into up to 103,908 shares of common stock (including the principal amount of $2,250,000 and all accrued interest thereon calculated as of the date of maturity. At the 2024 Annual Meeting, our stockholders approved the issuance of the shares of common stock issuable upon full conversion of the Restated Note.

10. Stockholders’ Equity

Common Stock and Common Stock with Warrant Offering

On March 9, 2024, the Company closed the offering contemplated by the Underwriting Agreement that the Company entered into on March 7, 2024 (the “Agreement”) with ThinkEquity, LLC, as representative of the several underwriters named therein, pursuant to which the Company issued and sold 50,000 shares of our Common Stock at a price of $30.00 per share for net proceeds of $1.2 million.

On May 16, 2024, the Company consummated a public offering (the “Offering”) of 149,100 units (the “Unit” or “Units”) and 150,900 pre-funded units (“Pre-Funded Units”) for a purchase price of $20.00 per Unit and for a purchase price of $19.96 per Pre-Funded Unit (inclusive of the pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each Unit consists of (i) one share (the “Shares”) of common stock and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock (the “Common Warrant Shares”), at an exercise price of $24.00 per share (120% of the offering price per Unit). Each Pre-Funded Unit consists of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock (the “Pre-Funded Warrant Shares”), and (ii) one Common Warrant. The Pre-Funded Warrants are immediately exercisable for one share of common stock at an exercise price of $0.0002 per share and will remain exercisable until exercised in full. The Common Warrants will be immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance.

Per ASC 815, the Common Warrants and Pre-Funded Warrants met the applicable criteria to qualify for equity classification and the Company applied the relative fair value method to allocate proceeds between the respective warrants and are included in stockholders equity. The fair value of the Common Warrants and Pre-Funded Warrants when issued on May 16, 2024 were $0.8 and $0.0998 per share, respectively, using the Black-Scholes option pricing model based on the following assumptions: 1) estimated volatility of 114% based on future stock price; 2) expected term of 5.0 years: 3) annual risk-free interest rate of 4.4%; and 4) expected dividend rate of 0%.

Common Stock Warrants

As of June 30, 2024, the Company had outstanding warrants to purchase 299,112 shares of common stock issuable at a weighted average exercise price of $24.00 per share.  As of  December 31, 2023, the Company had no outstanding warrants.

The following table summarizes the activity of the Company’s common stock warrant activity for the six months ended June 30, 2024, and 2023, respectively.

Common Stock
Warrants
Outstanding, December 31, 2023	—
Issued	306,545
Exercised	(7,433)
Outstanding, June 30, 2024	299,112

Common Stock
Warrants
Outstanding, December 31, 2022	3,739
Expired	(2,170)
Outstanding, June 30, 2023	1,569

All outstanding common stock warrants are recorded in equity at June 30, 2024, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company applies equity treatment for these common stock warrants.

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

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.5 million of stock-based compensation expense. For the three and six months ended June 30. 2023, the Company recorded $0.7 million and $1.4 million of stock-based compensation. No compensation expense for employees with stock awards was capitalized during the three and six months ended June 30, 2024 and 2023.

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

Stock Option Activity – No options were granted during the six months ended June 30, 2024 or June 30, 2023.

The following is a summary of the stock option activity for the six months ended June 30, 2024:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2023	32,194	$725.86	$9,052
Expired	(1,057)	1,929.56
Forfeited	(199)	500.20
Stock options outstanding and expected to vest at June 30, 2024	30,938	$686.19	$427	7.7	Years
Stock options exercisable at June 30, 2024	24,198	$803.73	$427	7.5	Years

Unrecognized compensation expense related to unvested stock options was $1.4 million as of June 30, 2024, which is expected to be recognized over a weighted-average period of 0.8 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of the Company’s common stock on the date of grant. There was no restricted stock award activity for the six months ended June 30, 2024.

The following is a summary of restricted stock unit activity for the six months ended June 30, 2023:

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2022	170	$644.00
Vested	(170)	(644.00)
Restricted stock at June 30, 2023	—	$—

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

The following is a summary of restricted stock unit activity for the six months ended June 30, 2024 and June 30, 2023, respectively:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2023	1,250	$236.00
Vested	(50)	236.00
Cancelled	(1,200)	236.00
RSUs at June 30, 2024	—	$—

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2022	—	$—
Granted	1,800	236.00
Vested	(250)	236.00
RSUs at June 30, 2023	1,550	$236.00

11.  Revenue

Grant revenue

There was grant revenue associated with National Institutes of Health of $0.04 million and $0.05 million during the three and six months ended June 30, 2024. No grant revenue was earned for the six months ended June 30, 2023.

CDMO revenue

During the three and six months ended June 30, 2024, the Company recognized $0.7 million and $3.5 million in CDMO revenue. All CDMO revenue was primarily derived from two customers who each represented over 10% of the total recognized revenue. For the three and six months ended June 30, 2023, the Company recognized $0.7 million and $1.3 million in CDMO revenue. All CDMO revenue was derived from three customers who each represented over 10% of the total recognized revenue. These revenues were derived from the contract liability which was recorded in the prior period as deferred revenue.

The following table presents changes in contract liabilities for the six months ended June 30, 2024 and 2023:

Contract liabilities
Balance at December 31, 2023	$(2,389,441)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	4,114,641
Net change to contract balance recognized since beginning of period due to amounts collected	(4,148,939)
Balance at June 30, 2024	$(2,423,739)

Contract liabilities
Balance at December 31, 2022	$(1,618,308)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	1,323,678
Net change to contract balance recognized since beginning of period due to amounts collected	(2,439,894)
Balance at June 30, 2023	$(2,734,524)

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

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2023	$81,456
Closing on December 31, 2023	$375,192
Closing on June 30, 2024	$1,319,618

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

For the three and six months ended June 30, 2024 and 2023, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted calculation.

The following table reconciles net loss to net loss attributable to Scorpius Holdings, Inc.:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(9,283,709)	$(11,576,196)	$(13,941,397)	$(24,049,194)
Net loss from discontinued operations	—	(2,385,506)	—	(2,807,643)
Net loss	(9,283,709)	(13,961,702)	(13,941,397)	(26,856,837)
Net loss-non-controlling interest	(408,861)	(69,686)	(649,000)	(180,175)
Net loss attributable to Scorpius Holdings, Inc.	$(8,874,848)	$(13,892,016)	$(13,292,397)	$(26,676,662)

Weighted-average common shares outstanding, basic and diluted	328,979	130,237	234,936	130,047

Net loss per share, basic and diluted - continuing operations	$(26.98)	$(88.35)	$(56.58)	$(183.54)
Net loss per share, basic and diluted - discontinued operations	—	(18.32)	—	(21.59)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(26.98)	$(106.67)	$(56.58)	$(205.13)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three and six months ended June 30, 2024 and 2023 due to their anti-dilutive effect:

	For the Six Months Ended
	2024	2023
Outstanding stock options	30,938	34,290
Restricted stock subject to forfeiture and restricted stock units	—	1,550
Outstanding common stock warrants	299,112	1,569

13. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024. The total tax expense or (benefit) during the three months ended June 30, 2024 and 2023, was approximately $0.0 million and $(0.6) million, respectively.

The Company incurred losses for the six month period ended June 30, 2024 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

At June 30, 2024, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

14. Leases

The Company accounts for its leases under ASC 842, Leases. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; and North Brunswick, New Jersey. The North Carolina lease will expire in 2030, the Texas lease will expire in 2038, and the New Brunswick leases expired in July 2024. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

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

In October 2021, Scorpius Biomanufacturing, Inc. entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius Biomanufacturing, Inc. into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius Biomanufacturing, Inc. agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of June 30, 2024, Scorpius Biomanufacturing, Inc. has reimbursed Merchants Ice II, LLC $24.3 million. There were no additional reimbursements during the three months ended June 30, 2024. Based on ASC 842, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. In 2023, additional NMTC tax credit payments totaling $3.1 million were received which resulted in a lease modification. The ROU asset and liability were adjusted to reflect the impacts of the modification. The lease has a term of fifteen years following the commencement date and provides Scorpius the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius, upon commencement, recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

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

Total cash paid for operating leases during the six months ended June 30, 2024 was $0.5 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related ROU assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. For the six months ended

June 30, 2024, there were no new additional finance equipment leases commenced and no right-of-use assets of were recorded, and no modifications to finance equipment leases were obtained.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within general and administrative and research and development as follows:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Operating lease cost	$670,335	$688,590
Finance lease cost
Amortization of lease assets	1,156,619	713,539
Interest on lease liabilities	486,177	290,225
Total finance lease cost	$1,642,796	$1,003,764

The weighted average remaining lease term and incremental borrowing rate as of June 30, 2024 and 2023 were as follows:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Weighted average remaining lease term
Operating leases	5.9 years	7.0 years
Finance leases	11.1 years	13.6 years
Weighted average incremental borrowing rate
Operating leases	9.68%	9.47%
Finance leases	10.11%	9.81%

Maturities of operating and finance lease liabilities as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2024 (excluding the six months ended June 30, 2024)	$396,605	898,627	$1,295,232
2025	801,601	1,765,385	2,566,986
2026	828,175	1,679,279	2,507,454
2027	855,510	902,127	1,757,637
2028	883,863	931,290	1,815,153
2029	652,422	961,311	1,613,733
2030	536,933	1,062,262	1,599,195
Thereafter	—	8,278,092	8,278,092
Total minimum lease payments	4,955,109	16,478,373	21,433,482
Less: imputed interest	(1,215,273)	(7,026,853)	(8,242,126)
Present value of lease liabilities	$3,739,836	$9,451,520	$13,191,356

15. Commitments and Contingencies

In connection with the Merger Agreement for the acquisition of Elusys Therapeutics in April 2022, the Company agreed to pay earn-out payments for a period of 12 years from the Closing Date equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Closing Date. The Merger Agreement also provides that the Company will remain liable for royalty payments if any buyer of Elusys Therapeutics fails to satisfy this obligation. Elusys relies on Lonza, a third-party manufacturer, to produce commercial quantities of its ANTHIM® bulk drug product requirements. Elusys has firm orders with Lonza for future purchases of bulk drug substance, with remaining total non-

cancellable future commitments of approximately $51.4 million through 2025. If Elusys were to terminate certain firm orders with Lonza without cause, it will be required to pay for bulk drug substance scheduled for manufacture under its arrangement. This assumed manufacturing commitment was transferred to Elusys Holdings as part of the Divestiture Transaction.

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023, with Elusys Holdings, Inc., Elusys Holdings purchased from the Company a convertible promissory note, related party in the aggregate amount of $2,250,000, the conversion of which was subject to both Elusys’ Holdings election and obtaining stockholder approval of the issuance of shares of the Company’s common stock upon such conversion. The Convertible Note was recorded at a fair value of  $1,985,750 upon issuance and bears interest at a rate of 1% per annum, originally matured on the one-year anniversary of its issuance and originally converted into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note is obtained prior to the maturity date. In May 2024, the Convertible Note was exchanged for an amended and restated Note (the “Restated Note”). The Restated Note has a maturity date of September 1, 2025, will convert into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Restated Note is obtained prior to the maturity date and any required approval of the NYSE American LLC of such share issuance is obtained. The original conversion price of the Convertible Note was equal to 110% of the volume weighted average price (VWAP) of the Company’s common stock for the seven trading days prior to December 11, 2023 which was $78.22. Notwithstanding the foregoing, pursuant to revised Section 2(b) of the Restated Note, if the Company consummates a public financing, subject to certain exceptions, within sixty days of May 1, 2024, and if approved by the stockholders and the NYSE American LLC, the conversion price shall be adjusted to be 110% of the per share purchase price of the common stock in such public financing. Based upon the public offering consummated in May 2024, and if approved by the stockholders (which stockholder approval was obtained on July 15,2024) and the NYSE American LLC, the conversion price of the Restated Note would be $22.00 and Elusys Holdings would be issued 106,908 shares of the Company’s common stock upon conversion of the Restated Note on its maturity date . The cash proceeds for the Convertible Note were received on January 26, 2024.

16. Subsequent Events

On August 19, 2024, the Company consummated a public offering (the “August Offering”) of 2,428,000 common shares and 11,947,000 pre-funded warrants to purchase up to 11,947,000 shares of common stock (“PFWs”), including 1,875,000 option pre-funded warrants to purchase up to 1,875,000 shares of common stock (“Option PFWs”) for a purchase price of $1.00 per common share, a purchase price of $0.9998 per PFW, and exercise price of $0.0002 per Option PFW resulting in aggregate gross proceeds of approximately $14.4 million, before deducting underwriting discounts and other offering expenses. Each PFW and Option PFW is exercisable for of one share of common stock.

On July 30, 2024, the Company entered into a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement (the “Amendment”) of that certain 1% non-convertible promissory note, dated May 1, 2024, in the principal amount of $750,000, issued by the Company to Elusys Holdings Inc. and to the Purchase Agreement, dated as of December 11, 2023, by and between Elusys Holdings and the Company. Pursuant to the Note Amendment the Note was cancelled in exchange for an amendment to the Purchase Agreement which eliminates the payment of any royalty fees by Elusys Holdings to the Company and instead provides a cash payment to the Company of $2.5 million on or prior to December 31, 2028.

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

Recent Developments

On August 19, 2024, we consummated a public offering (the”August Offering”) of 2,428,000 shares of common stock and 11,947,000 pre-funded warrants to purchase up to 11,947,000 shares of common stock (“PFWs”), including 1,875,000 option pre-funded warrants to purchase up to 1,875,000 shares of common stock (“Option PFWs”) for a purchase price of $1.00 per common share, a purchase price of $0.9998 per PFW, and an exercise price of $0.0002 per PFW and Option PFW resulting in aggregate gross proceeds of approximately $14.4 million, before deducting underwriting discounts and other offering expenses. Each PFW and Option PFW is exercisable for one share of common stock.

On July 30, 2024, we entered into a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement of that certain 1% non-convertible promissory note, dated May 1, 2024, in the principal amount of $750,000 (the “Note”), issued by us to Elusys Holdings Inc., a company controlled by our Chairman, Chief Executive Officer, and President, Jeffrey Wolf, and an amendment to the Asset and Equity Interests Purchase Agreement, dated as of December 11, 2023, by and between Elusys Holdings and us. Pursuant to the Amendment the Note was cancelled in exchange for an amendment to the Asset and Equity Interests Purchase Agreement which eliminates the payment of any royalty fees by Elusys Holdings to us and instead provides a cash payment to us of $2.5 million on or prior to December 31, 2028.

On May 16, 2024, we consummated a public offering (the “Offering”) of 149,400 units (the “Units”) and 150,900 pre-funded units (“Pre-Funded Units”) for a purchase price of $20.00 per Unit and for a purchase price of $19.96 per Pre-Funded Unit (inclusive of the pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each Unit consisted of (i) one share (the “Shares”) of common stock and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock (the “Common Warrant Shares”), at an exercise price of $24.00 per share (120% of the offering price per Unit). Each Pre-Funded Unit consisted of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock (the “Pre-Funded Warrant Shares”), and (ii) one Common Warrant. The Pre-Funded Warrants are immediately exercisable for one share of common stock at an exercise price of $0.0002 per share and will remain exercisable until exercised in full. The Common Warrants are immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance. The representative of the underwriter also partially exercised its overallotment option and purchased 6,545 Common Warrants.

On May 1, 2024, we entered into a Note Purchase Agreement with Elusys Holdings, pursuant to which Elusys Holdings loaned us $750,000 and we sold to Elusys Holdings the Note for $750,000 in cash (which Note was subsequently cancelled as described above) and amended the Note issued to Elusys Holdings in January 2024 and  issued to Elusys Holdings an amended and restated 1% convertible promissory note, related party in the principal amount of $2,250,000 (the “Restated Note”) in exchange for that certain prior 1% convertible promissory note, related party dated January 26, 2024, issued to Elusys Holdings in the principal amount of $2,250,000 to amend Section 2(b) thereof relating to certain adjustments in the conversion price and extend its maturity date to September 1, 2025. Based upon such adjusted conversion price and subject to stockholder approval of the issuance of such shares of common stock issuable upon conversion of the Note and approval of the NYSE American LLC of such share issuance, Elusys Holdings would be issued 103,908 shares of common stock upon conversion of the Note.

On March 9, 2024, we closed the offering contemplated by the Underwriting Agreement that we entered into on March 7, 2024 (the “Agreement”) with ThinkEquity, LLC, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which we issued and sold 50,000 shares of our Common Stock at a price of $30.00 per share for net proceeds of $1.2 million.

On January 29, 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”). Pursuant to the Patent Agreement, in exchange for $1,000,000, we assigned its right, title and interest in and under the exclusive license agreement it entered into with Shattuck Labs, Inc. (“Shattuck”) in 2016, including our rights to certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us.

On January 26, 2024 in accordance with the terms of that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Agreement”), with Elusys Holdings, Elusys Holdings purchased from us the original note the principal of $2,250,000.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues. For the three months ended June 30, 2024 we recognized $0.8 million of revenue primarily from process development. For the three months ended June 30, 2023 we recognized $0.7 million of process development revenue. The increase in process development revenue is attributable to the completion of services over a larger number of customer contracts.

Cost of revenues. Cost of revenues were $0.8 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and primarily consisted of the direct cost of labor, overhead and material costs at Scorpius. The increase in cost of revenues is due to the expanded service offerings and completed milestone work on multiple CDMO contracts.

Research and development expense. Research and development expenses were $3.6 million for the three months ended June 30, 2024 compared to $5.2 million for the three months ended June 30, 2023. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	June 30,
	2024	2023
Programs
CDMO	$3.1	$3.1
HS-110	—	1.5
PTX-35	—	0.4
Other programs	—	0.1
Unallocated research and development expenses	0.5	0.1
	$3.6	$5.2

●	CDMO expense was unchanged for the two years presented.
●	HS-110 expense decreased by $1.5 million due to the elimination of the clinical trial.
●	PTX-35 expense decreased by $0.4 million due to the elimination of the clinical trial.

●	Other programs expenses decreased by $0.1 million due to the elimination of the clinical trial.
●	Unallocated research expenses increased by $0.4 million primarily due to decreased personnel costs, depreciation expense, amortization expense and hardware and software costs.

Selling, general and administrative expense. Selling, general and administrative expenses were $5.0 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.0 million was primarily due to decreases in consultant services of $1.1 million, professional services of $0.4 million, sales and marketing of $0.2 million, and stock-based compensation of $0.3 million.

Change in fair value of contingent earn-out receivable, related party. For the three months ended June 30, 2024, there was no change in fair value of contingent earn-out receivable, related party.

Total non-operating income (expense). Total non-operating expense was ($0.6) million for the three months ended June 30, 2024 which primarily consisted of $0.6 million from the loss on disposal of leasehold improvements, $0.2 million of interest expense on finance leases, partially offset by $0.2 million from gain on partial extinguishment of debt. Total non-operating expense was ($0.2) million for the three months ended June 30, 2023 which primarily consisted of ($0.2) million of interest expense, ($0.1) million of loss on disposal of equipment, partially offset by ($0.1) million of interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues. For the six months ended June 30, 2024 we recognized $4.3 million of revenue primarily from process development services. For the six months ended June 30, 2023 we recognized $1.3 million of process development revenue and $0.1 million of license revenue. The increase in process development revenue is attributable to the expanded biomanufacturing operations and service offerings of the CDMO.

Cost of revenues. Cost of revenues were $1.8 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively, and primarily consisted of the direct cost of labor, overhead and material costs at Scorpius. The increase in cost of revenues is due to the expanded service offerings and completed milestone work on multiple CDMO contracts.

Research and development expense. Research and development expenses were $7.5 million for the six months ended June 30, 2024 compared to $11.4 million for the six months ended June 30, 2023. The components of R&D expense are as follows, in millions:

	For the Six Months Ended
	June 30,
	2024	2023
Programs
CDMO	$6.4	$6.4
HS-110	—	1.5
PTX-35	—	1.1
Other programs	—	0.6
Unallocated research and development expenses	1.1	1.8
	$7.5	$11.4

●	CDMO expense were unchanged for the two years presented.
●	HS-110 expense decreased by $1.5 million due to the elimination of the clinical trial.
●	PTX-35 expense decreased by $1.1 million due to the elimination of the clinical trial.
●	Other program expense decreased by $0.6 million due to the elimination of other preclinical R&D expenses not associated with clinical trials.
●	Unallocated research expenses decreased by $0.7 million primarily due to decreased personnel costs, depreciation expense, amortization expense and hardware and software costs.

Selling, general and administrative expense. Selling, general and administrative expenses were $10.0 million and $13.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $3.5 million was primarily due to decreases in consultant services of $1.6 million, professional services of $0.7 million, sales and marketing expense of $0.7 million, stock-based compensation of $0.7 million, personnel costs of $0.3 million, insurance expenses of $0.2 million, other operating expenses of $0.1 million, depreciation and amortization of $0.1 million, partially offset by increases in facility expenses of $0.7 million and public company expenses of $0.3 million.

Change in fair value of contingent earn-out receivable, related party. For the six months ended June 30, 2024, the change in fair value of contingent earn-out receivable, related party was $1.0 million. The change was due primarily to an increase in expected value of the earn-out due to a new contract received by Elusys Therapeutics.

Total non-operating income (expense). Total non-operating income was $0.1 million for the six months ended June 30, 2024 which primarily consisted of $1.0 million from the sale of an intellectual property license, $0.1 million from research and development tax credits, and $0.1 million change in fair value of of convertible promissory note, related party partially offset by $0.5 million of interest expense on finance leases, and $0.6 million loss on disposal of leasehold improvements. Total non-operating expense was ($0.1) million for the six months ended June 30, 2023 which primarily consisted of ($0.3) million of interest expense, ($0.1) million loss on disposal of equipment, partially offset by $0.3 million of interest income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2024, the Company had approximately $1.5 million in cash and cash equivalents and short-term investments. As of August 19, 2024, our cash and cash equivalents and short-term investments were approximately $13.2 million. On September 18, 2023, our Board approved a refocus and restructuring plan (the “Plan”) to shed non-core assets and reduce its operating costs in order to refocus effort and resources on the CDMO and commenced the Plan which included the active marketing of Elusys. Despite the cost savings measures and the cash received in the offerings, conducted in March 2024, May 2024, and August 2024, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company has not yet generated significant revenue from operations and does not anticipate that the Company will generate sufficient revenue from operations in the near term to sustain its operations beyond December 2024, and therefore the Company anticipates that it will need to raise capital to sustain its operations. The Company’s ability to generate revenue is impacted by its cash position and its ability to purchase new raw materials necessary to perform services. As a result, management continues to evaluate the Company’s future direction, including continuing to explore strategic alternatives. However, there can be no assurance that these strategic alternatives will be successful. If the Company does not generate sufficient revenue from operations or does raise capital when needed or successfully engage a strategic partner in the next few months, the Company may be required to delay, reduce, or terminate some or all of its operations, sell some of our assets, cease operations, liquidate our assets, reorganize the Company, or a combination of the foregoing.

Since its inception in June 2008, the Company has incurred significant losses and the Company has financed its operations with net proceeds from the private placement of its preferred stock, common stock and debt. Since its initial public offering, the Company has primarily financed its operations with net proceeds from the public offering of its securities and at-the market offerings, and to a lesser extent, the proceeds from the exercise of warrants and note issuances. In March 2024, the Company raised $1.2 million in capital in a public offering, in May 2024 the Company issued the Note for proceeds of $750,000 and raised net proceeds of $5.4 million in a public offering and in August the Company consummated a public offering and raised net proceeds of $12.8 million. As of June 30, 2024, the Company had an accumulated deficit of approximately $267.7 million and as of December 31, 2023, the Company had an accumulated deficit of approximately $254.4 million. The Company had net losses of $9.3 million and $14.0 million for the three months ended June 30, 2024 and 2023, respectively.

The Company expects to incur significant commercialization expenses related to its CDMO business. The Company will need to obtain substantial additional future funding in connection with its manufacturing facility operations if it does not generate sufficient revenue from operations.

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

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than the Company currently anticipates. Potential sources of financing include strategic partners, public or private sales of our equity or debt financings, mergers, a sale of the Company, divestiture of assets, a combination of these, or other strategic transactions. The Company may seek to access the public or private equity markets when conditions are favorable due to its long-term capital requirements. The Company does not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when the Company needs it on terms that will be acceptable to the Company, or at all. Due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2023 and the late filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, the Company is no longer eligible to sell securities of our Registration Statement on Form S-3, including in at-the-market transactions until June 2025. If we raise funds by selling additional shares of common stock,  or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to raise additional funds when needed or engage a strategic partner, the Company may be required to delay, reduce, or terminate some or all of its operations and we may be forced to cease operations, liquidate our assets, and possibly seek bankruptcy protection.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, our operations. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are available to be issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, equipment sales leasebacks, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of June 30, 2024, we had approximately $1.5 million in cash and cash equivalents and short-term investments which does not include the proceeds from the August 2024 public offering. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are available to be issued.

Cash Flows

Operating activities. The use of cash during the six months ended June 30, 2024 and 2023 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital as well as the commencement of our Scorpius Biomanufacturing facility. Net cash used in operating activities during the six months ended June 30, 2024 was $11.2 million as compared to $22.0 million during the same period in 2023. The $10.8 million decrease was primarily due to a decrease in net loss of $13.0 million, an increase in depreciation and amortization of $0.7 million, a change in deferred tax liability of $0.6 million, a change in other assets of $0.2 million, a decrease in inventory of $0.8 million, an increase in accounts payable of $1.8 million, and an increase of accrued expenses of $1.4 million, partially offset by a decrease in amortization of intangible assets of $0.7 million, a decrease in stock-based compensation of $0.9 million, a change in fair value of contingent earn-out receivable, related party of $1.0 million, a change in fair value of convertible promissory note, related party of $0.1 million, a decrease in accounts receivable of $1.7 million, a decrease in grant receivable of $1.5 million, a decrease in right-of-use assets of $0.4 million, a gain on partial extinguishment of debt of $0.2  million, and a decrease in deferred revenue of $1.1 million.

Investing activities. Net cash provided by investing activities was $3.0 million during the six months ended June 30, 2024 compared to $22.3 million during the same period in 2023. The decrease of $19.3 million is primarily due the decreased sale of short term investments, net of purchases of $21.0 million, partially offset by he sale of intellectual property license fo $1.0 million, the disposal of property and equipment of $0.4 million, and a decrease in purchases of property and equipment of $0.3 million.

Financing activities. Net cash provided in financing activities was $9.5 million during the six months ended June 30, 2024 compared to net cash used in financing activities of ($2.9) million for the same period in 2023. The increase of $12.4 million is primarily from the proceeds of the Company’s issuance of common stock, net of stock issuance cost of $6.9 million, the proceeds from the issuance of a convertible promissory note, related party of $2.3 million, the proceeds from the issuance of a non-convertible promissory note, related party of $0.8 million, and a decrease in repayment of principal on finance leases of $2.4 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $267.7 million through June 30, 2024. We have incurred negative cash flows from operations since we started our business. We expect to incur significant commercialization expenses related to our manufacturing facility operations for Scorpius.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The material weaknesses are further described below.

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

Our management concluded that the following material weaknesses existed as of June 30, 2024:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2024, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have not generated significant revenue from our business and substantially all of our revenue has been revenue from lines of business in which we are no longer engaged. For the six months ended June 30, 2024, we had a net loss of approximately $13.9 million and for the year ended December 31, 2023 we had a net loss of approximately $46.8 million. We do not anticipate generating any significant revenue from the provision of CDMO services for several years as we are a new entrant into that line of business. Even if we generate revenue from the provision of services, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, we have entered into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate significant revenue as a contract development and manufacturing organization (“CDMO”) or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The operation of the manufacturing facility required us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

If we do not generate sufficient revenue from operations, we will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the six months ended June 30, 2024, our operating activities used net cash of approximately $11.2 million and as of August 19, 2024, our cash and cash equivalents and short-term investments were approximately $13.2 million. During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $2.4 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2024, our accumulated deficit was $267.7 million and as of December 31, 2023, our accumulated deficit totaled $254.4 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services until we expand our customer base. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio.

Our current cash is anticipated to be sufficient to fund operations only through December, 2024.  We expect that we will need additional future financing which may not be available on acceptable terms, if at all

Unless we generate significant revenue from operations in the next few months, we will need to raise additional capital by year end to fund our operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Our current cash and cash equivalents, including  the proceeds from our August 2024 public offering, is anticipated to be sufficient to fund operations only through December, 2024, unless our revenue increases from past historical revenue.To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until June 2025 due to the late filing of our 2023 Annual Report, the late filing of this Quarterly Report on Form 10-Q, and various rules of the NYSE American that place limits on the number and dollar amount of securities that we may sell. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to continue to maintain our listing on the NYSE American. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the company including a work force reduction, or initiate steps to cease operations or liquidate our assets.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We had an accumulated deficit of $267.7 million as of June 30, 2024 and a net loss of approximately $13.9 million for the six months ended June 30, 2024. We have an accumulated deficit of $254.4 million as of December 31, 2023 and a net loss of approximately $46.8 million for the year ended December 31, 2023 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future and expect our cash and cash equivalents and short-term investments, including proceeds from the August 2024 public offering, to be sufficient to fund our operations beyond December 2024 less our revenue increases from past historical revenue. Our estimates of our runway are dependent upon our estimates of the ability of our customers to make timely payments of amounts owed to us which recently has not occurred. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX. Our unaudited financial statement for the three and six months ended June 30, 2024 and our audited financial statements for the fiscal year ended December 31, 2023 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditors also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned build out of our Kansas facility or develop any new product candidates that we acquire. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

In addition to requiring additional financing, in order to successfully continue our business we will need to expand our customer base beyond the limited number of customers we currently have and there can be no assurance we will be successful in doing so. Though we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the three and six months ended June 30, 2023, we recognized $0.7 million and $1.3 million in CDMO revenue, all of which was derived from three customers who each represented over 10% of the total recognized revenue. For the year ended December 31, 2023, revenue from two customers accounted for 85% of total revenue One customer accounted for 36% of our revenue for the fiscal year ended December 31, 2023, and is migrating to a larger CDMO for commercial manufacture of their product. The loss of, or a significant reduction of business from, any of our primary customers will have a material adverse effect on our business, financial condition, and results of operation unless we are able to replace such customers with other primary customers.

We identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2023.

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2023. As a result, we restated our quarterly financial results for the periods ending June 30, 2022 and September 30, 2022. This material weakness continues to exist as of June 30, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

Our shares of common stock are currently listed on the NYSE American. On June 14, 2024, we received notice from the NYSE Regulation that it had suspended trading of our common stock on the NYSE American and determined to commence proceedings to delist our common stock from the NYSE American as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. Our common stock began trading on the OTC Markets system on June 17, 2024. On July 17, 2024, we effected a reverse stock split at a ratio of 1-for-200, to increase the selling price of our common stock in order to regain compliance with the requirements and policies of the NYSE American. On July 29, 2024, the NYSE American notified us that it had withdrawn its delisting determination and the trading suspension of our common stock on the NYSE American was lifted on August 2, 2024. The NYSE Regulation staff determined that our common stock was now trading above the threshold of low selling price issues as further defined by Section 1003(f)(v) of the NYSE American Company Guide. However, there can be no assurance that our increased stock price resulting from the 2024 Reverse Stock Split will remain at a price that will be sufficient in order to meet any requirements and policies of the NYSE American or that our common stock will remain listed on the NYSE American. If trading of our common stock does not recommence on the NYSE American or our common stock is not listed or approved for listing on another exchange, we will not proceed with this offering.

In addition, on April 17, 2024, we received an official notice of noncompliance from NYSE Regulation stating that we were not in compliance with the NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file our 2023 Annual Report on Form

10-K by the filing due date of April 16, 2024. On May 21, 2024, we received an official notice of noncompliance from NYSE Regulation stating that we were not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 by the filing due date of May 16, 2024. Upon the filing of the 2023 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q we received a notice that we had cured the filing delinquency.

Even though the 2024 Reverse Stock Split increased the market price of our common stock, there can be no assurance that our increased stock price will remain at a price that will be sufficient in order to meet any continued requirements and policies of the NYSE American or that our common stock will remain listed on the NYSE American.

The trading of our common stock resumed on the NYSE American on August 2, 2024 after we effected a reverse stock split. There can be no assurance that the increased stock price resulting from the 2024 Reverse Stock Split will be sufficient in order to continue to meet any requirements and policies of the NYSE American or that our common stock will remain listed on the NYSE American.

Following the 2024 Reverse Stock Split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the 2024 Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended June 30, 2024 that were not previously disclosed.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.       OTHER INFORMATION.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.9

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation dated as of July 16, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

3.10

Second Amended and Restated Bylaws, dated May 3, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022 (File No. 001-35994)).

4.1	Convertible Promissory Note(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))
4.2	Amendment No. 7 to Rights Agreement(incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 (File No. 001-35994))
4.3	Non-convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-35994))
4.4	Amended and Restated Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-35994))
4.5	Form of May 2024 Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2024 (File No. 001-35994))
4.6	Form of May 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2024 (File No. 001-35994))

EXHIBIT INDEX
Exhibit No.	Description
4.7

Amendment dated July 16, 2024 to promissory note dated May 1, 2024(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

10.1

Amendment No. 5 to 2018 Stock Incentive Plan(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

10.2

Note Cancellation and Amendment to Asset  and Equity Interests Purchase Agreement(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2024 (File No. 001-35994))

31.1*

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

SCORPIUS HOLDINGS, INC.

Date: August 19, 2024	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)