Form 10-Q
period 2024-09-30
Scorpius Holdings, Inc.
filed 2024-11-14
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2024, there were 4,331,268 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our manufacturing operations and other operations, our ability to develop products of commercial value and to identify the outcome of research and development activities, our reliance on third-parties, our ability to construct the planned manufacturing facility in Kansas, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 26, 2024 (the “2023 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Scorpius”, “the Company,” “we”, “us”, and “our” refer to Scorpius Holdings, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

SCORPIUS HOLDINGS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
Current Assets
Cash and cash equivalents	$4,559,334	$184,925
Short-term investments	250,391	2,206,555
Accounts receivable	203,077	375,192
Contingent consideration receivable, related party	—	268,000
Prepaid expenses and other current assets	1,196,127	817,029
Inventory	175,056	909,158
Total Current Assets	6,383,985	4,760,859

Property and Equipment, net	14,059,934	17,587,337

Operating lease right-of-use asset	5,278,899	6,041,439
Finance lease right-of-use asset	18,760,903	20,473,742
Other assets	203,135	203,135
Deposits	277,737	251,115
Contingent earn-out receivable, related party	—	1,720,000
Related party receivable	1,570,000	—
Total Assets	$46,534,593	$51,037,627

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,414,936	$4,109,947
Deferred revenue, current portion	2,114,364	2,359,441
Operating lease liability, current portion	461,898	524,208
Finance lease liability, current portion	945,492	904,681
Accrued expenses and other liabilities	2,338,856	2,201,861
Convertible promissory note payable, related party	2,060,000	—
Total Current Liabilities	10,335,546	10,100,138

Long Term Liabilities
Deferred revenue, net of current portion	226,500	30,000
Operating lease liability, net of current portion	3,167,562	3,597,014
Financing lease liability, net of current portion	8,260,659	9,016,140
Total Liabilities	21,990,267	22,743,292

Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 3,539,268 and 131,097 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,974	26
Additional paid-in capital	306,485,190	285,718,456
Accumulated deficit	(277,777,368)	(254,370,827)
Accumulated other comprehensive income	16,335	48,877
Total Stockholders' Equity	28,727,131	31,396,532
Non-Controlling Interest	(4,182,805)	(3,102,197)
Total Stockholders' Equity	24,544,326	28,294,335

Total Liabilities and Stockholders' Equity	$46,534,593	$51,037,627

All share numbers have been adjusted for the one for two-hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$922,365	$723,126	$5,196,257	$2,146,804

Operating expenses:
Cost of revenues	852,016	545,023	2,628,165	1,540,454
Research and development	4,297,015	5,155,359	11,791,981	16,600,186
Selling, general and administrative	5,628,158	6,082,539	15,651,060	19,603,075
Change in fair value of contingent earn-out receivable, related party	(190,000)	—	(1,190,000)	—
Total operating expenses	10,587,189	11,782,921	28,881,206	37,743,715

Operating loss	(9,664,824)	(11,059,795)	(23,684,949)	(35,596,911)

Interest income	1,713	106,087	19,777	410,754
Interest expense	(233,656)	(235,566)	(723,582)	(525,791)
Unrealized gain (loss) on short-term investments	4	(36,116)	999	99,437
Change in fair value of related party receivable	140,000	—	140,000	—
Change in fair value of non-convertible promissory note, related party	(10,000)	—	(20,000)	—
Change in fair value of convertible promissory note, related party	(120,000)	—	(224,250)	—
Loss on partial debt extinguishment	(730,000)	—	(560,000)	—
Other income	71,011	20,640	1,107,503	20,000
Other expense	—	(1,513)	(542,647)	(234,066)
Total non-operating (expense) income	(880,928)	(146,468)	(802,200)	(229,666)

Net loss from continuing operations before income taxes	(10,545,752)	(11,206,263)	(24,487,149)	(35,826,577)
Income tax benefit from continuing operations	—	—	—	571,120
Net loss from continuing operations	(10,545,752)	(11,206,263)	(24,487,149)	(35,255,457)
Net loss from discontinued operations before income taxes	—	(3,040,577)	—	(5,848,220)
Income tax expense from discontinued operations	—	(65,189)	—	(65,189)
Net loss from discontinued operations	—	(3,105,766)	—	(5,913,409)
Net loss	(10,545,752)	(14,312,029)	(24,487,149)	(41,168,866)
Net loss - non-controlling interest	(431,608)	(1,179,559)	(1,080,608)	(1,359,734)
Net loss attributable to Scorpius Holdings, Inc.	$(10,114,144)	$(13,132,470)	$(23,406,541)	$(39,809,132)

Weighted-average common shares outstanding, basic and diluted (Note 12)	7,055,768	130,253	2,525,432	130,111

Net loss per share, basic and diluted - continuing operations	$(1.43)	$(76.98)	$(9.27)	$(260.51)
Net loss per share, basic and diluted - discontinued operations	—	(23.84)	—	(45.45)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(1.43)	$(100.82)	$(9.27)	$(305.96)

Comprehensive loss
Net loss	$(10,545,752)	$(14,312,029)	$(24,487,149)	$(41,168,866)
Unrealized (loss) gain on foreign currency translation	(70,834)	54,967	(32,542)	108,005
Total comprehensive loss	(10,616,586)	(14,257,062)	(24,519,691)	(41,060,861)
Comprehensive loss attributable to non-controlling interest	(431,608)	(1,179,559)	(1,080,608)	(1,359,734)
Comprehensive loss - Scorpius Holdings, Inc.	$(10,184,978)	$(13,077,503)	$(23,439,083)	$(39,701,127)

All share numbers have been adjusted for the one for two-hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at June 30, 2024	$99	$293,187,709	$(267,663,224)	$87,169	$(3,751,197)	$21,860,556
Stock-based compensation	—	254,939	—	—	—	254,939
Cash-in-lieu of fractional shares from reverse split	—	(4,582)	—	—	—	(4,582)
Issuance of common stock from public offering	2,875	13,047,124	—	—	—	13,049,999
Other comprehensive income	—	—	—	(70,834)	—	(70,834)
Net loss	—	—	(10,114,144)	—	(431,608)	(10,545,752)
Balance at September 30, 2024	$2,974	$306,485,190	$(277,777,368)	$16,335	$(4,182,805)	$24,544,326

	Nine Months Ended September 30, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2023	$26	$285,718,456	$(254,370,827)	$48,877	$(3,102,197)	$28,294,335
Issuance of common stock - ESPP	—	12,904	—	—	—	12,904
Stock-based compensation	—	788,025	—	—	—	788,025
Cash-in-lieu of fractional shares from reverse split	—	(4,582)	—	—	—	(4,582)
Issuance of common stock from public offering	2,948	19,962,334	—	—	—	19,965,282
At-the-market sale		8,053	—	—	—	8,053
Other comprehensive income	—	—	—	(32,542)	—	(32,542)
Net loss	—	—	(23,406,541)	—	(1,080,608)	(24,487,149)
Balance at September 30, 2024	$2,974	$306,485,190	$(277,777,368)	$16,335	$(4,182,805)	$24,544,326

All share numbers have been adjusted for the one for two hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	(Loss) Income	Interest	Equity
Balance at June 30, 2023	$25	$284,459,084	$(235,830,321)	$104,962	$(1,666,354)	$47,067,396
Issuance of common stock - ESPP	—	—	—	—	—	—
Stock-based compensation	—	636,310	—	—	—	636,310
Other comprehensive income	—	—	—	54,967	—	54,967
Net loss	—	—	(13,132,470)	—	(1,179,559)	(14,312,029)
Balance at September 30, 2023	$25	$285,095,394	$(248,962,791)	$159,929	$(2,845,913)	$33,446,644

	Nine Months Ended September 30, 2023
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2022	$25	$283,024,557	$(209,153,659)	$51,924	$(1,486,179)	$72,436,668
Issuance of common stock from vesting of restricted stock awards	—	—	—	—	—	—
Issuance of common stock - ESPP	—	—	—	—	—	—
Stock-based compensation	—	2,070,837	—	—	—	2,070,837
Other comprehensive loss	—	—	—	108,005	—	108,005
Net loss	—	—	(39,809,132)	—	(1,359,734)	(41,168,866)
Balance at September 30, 2023	$25	$285,095,394	$(248,962,791)	$159,929	$(2,845,913)	$33,446,644

All share numbers have been adjusted for the one for two-hundred reverse stock split effective July 17, 2024

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(24,487,149)	$(41,168,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	—	3,873,079
Intangible asset impairment loss	—	2,277,921
Depreciation and amortization	5,371,248	4,668,589
Amortization of intangible asset	—	1,091,250
Noncash lease expense	270,778	318,073
Stock-based compensation	788,025	2,070,837
Change in fair value of contingent consideration	—	(177,354)
Change in fair value of contingent earn-out receivable, related party	(1,190,000)	—
Change in fair value of related party receivable	(140,000)
Change in fair value of non-convertible promissory note, related party	20,000	—
Change in fair value of convertible promissory note, related party	224,250	—
Payment of contingent consideration	—	(100,344)
Unrealized loss on investments	(999)	(99,437)
Loss on debt extinguishment	560,000	—
Deferred tax liability	—	(571,120)
Increase (decrease) in cash arising from changes in assets and liabilities
Accounts receivable	(828,588)	(7,022,657)
Other assets	—	(193,124)
Prepaid expenses and other current assets	(379,592)	2,330,808
Inventory	734,102	—
Grant receivable	—	1,524,522
Income tax receivable	—	600,877
Right-of-use assets	—	57,103
Deposits	(26,622)	25,596
Accounts payable	(1,695,391)	(749,600)
Deferred revenue	(48,577)	2,470,838
Accrued expenses and other liabilities	110,767	(1,681,915)
Net Cash Used In Operating Activities	(20,717,748)	(30,454,924)

Cash Flows from Investing Activities
Purchase of short-term investments	(933,193)	(439,779)
Sale of intellectual property license	1,000,000	—
Sale of short-term investments	2,890,355	32,208,771
Purchases of property and equipment	(695,700)	(1,852,665)
Disposal of property and equipment	564,692	220,802
Net Cash Provided by Investing Activities	2,826,154	30,137,129

Cash Flows from Financing Activities
Proceeds from issuance of convertible promissory note, related party	2,253,750	—
Proceeds from issuance of non-convertible promissory note, related party	750,000	—
Proceeds from issuance of common stock	22,001,799	—
Proceeds from issuance of common stock through at-the-market	8,399	—
Proceeds from issuance of common stock upon exercise of warrants	178,424	—
Proceeds from issuance of common stock under ESPP	12,904	—
Stock issuance costs	(2,219,868)	—
Repayments of principal under finance lease	(714,669)	(2,751,037)
Net Cash Provided by (Used In) Financing Activities	22,270,739	(2,751,037)

Effect of exchange rate changes on cash and cash equivalents	(4,736)	(3,188)

Net Increase (Decrease) in Cash and Cash Equivalents	4,374,409	(3,072,020)

Cash and Cash Equivalents – Beginning of the Period	184,925	8,434,554

Cash and Cash Equivalents – End of the Period	$4,559,334	$5,362,534

Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained upon financing lease commencements	$—	$9,983,504
Right-of-use assets surrendered upon financing lease modifications	$—	$(3,092,408)
Right-of-use assets surrendered upon operating lease modifications	$(85,226)	$—
Right-of-use assets obtained upon operating lease modifications	$—	$87,839
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of contingent earn-out receivable, related party to related party receivable	$1,430,000	$—
Reconciliation of cash and cash equivalents at September 30, 2024 and 2023
Cash and cash equivalents included in current assets of discontinued operations	$—	$3,319,793

All share numbers have been adjusted for the one for two-hundred reverse stock split effective July 17, 2024

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.

The consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 26, 2024 (the “2023 Annual Report”).

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 include the accounts of Scorpius Holdings, Inc. and its subsidiaries, Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc. (formerly known as Delphi Therapeutics, Inc.), Scorpius Biomanufacturing, Inc. (“Scorpius Biomanufacturing”) (formerly Scorpion Biological Services, Inc), Blackhawk Bio, Inc., and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive income in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 2024 and December 31, 2023, the Company held an 85% controlling interest in Pelican and a 94% controlling interest in Scorpius Biomanufacturing. The Company accounts for its less than 100% interest in accordance with U.S. GAAP. Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” on its consolidated statements of operations and comprehensive loss.

Unless otherwise noted, amounts and disclosure throughout the Notes to the consolidated financial statements are related to the Company’s continuing operations and have been adjusted to reflect the one for two hundred reverse stock split that was effective July 17, 2024.

Going Concern Uncertainty

The Company has an accumulated deficit of approximately $277.8 million as of September 30, 2024 and a net loss before income taxes from continuing operations of approximately $24.5 million for the nine months ended September 30, 2024 and has not generated significant revenue or positive cash flows from operations. The Company expects its expenses to increase in connection with its ongoing activities, particularly as the Company ramps up operations in its in-house bioanalytic, process development and manufacturing facility in San Antonio, TX, which is now its main focus. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its programs, any future commercialization efforts or the manufacturing services it plans to provide and maybe forced to cease operation or liquidate assets. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock, debt financings, equipment sales leasebacks, partnerships, grants, funding collaborations and other funding transactions, if any are available. On August 19, 2024, the Company closed a public offering and raised net proceeds of $13.1 million. As of September 30, 2024, the Company had approximately $4.8 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. As a result of these circumstances, management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated interim financial statements are issued.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, a small customer base with mostly short-term contracts, uncertainty of market acceptance of the Company’s service offerings, market competition from similar and larger sized contract development and manufacturing organization (“CDMO”) companies, competitive pricing pressure, and dependence on key individuals and sole source suppliers.

The Company depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. If third-party suppliers do not supply raw materials on a timely basis, the Company’s manufacturing services may be delayed or canceled which would adversely impact its financial condition and results of operations. If the Company’s suppliers are non-compliant with the U.S. Food and Drug Administration’s (the “FDA”) quality system regulations or other applicable laws or regulations, the Company would be required to find alternative suppliers.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of fixed assets, contingent earn-out receivable, related party, related party receivable, income taxes, stock-based compensation, right-of-use assets and lease liabilities, and estimates used in divestiture accounting. Actual results may differ from those estimates.

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

Contingent Earn-Out Receivable, Related Party and Related Party Receivable

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

Effective as of July 30, 2024, the Company entered into a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement (the “Note Amendment”) of that certain 1% non-convertible promissory note, dated May 1, 2024, in the principal amount of $750,000 (the “$750K Note”), issued by the Company to Elusys Holdings Inc. (“Elusys Holdings”) and to the Asset and Equity Interests Purchase Agreement (the “Purchase Agreement”), dated as of December 11, 2023, by and between Elusys Holdings and the Company. Pursuant to the Note Amendment the $750K Note was cancelled in exchange for an amendment to the Asset and Equity Interests Purchase Agreement which eliminates the payment of any royalty fees by Elusys Holdings to the Company and instead provides a cash payment to the Company of $2.5 million on or prior to December 31, 2028. The Company accounted for the Note Amendment as a debt extinguishment in accordance with Accounting Standards Codification (“ASC”) 470, Debt, resulting in a loss on extinguishment of debt of $730,000  recognized in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. Due to the Note Amendment changes to the payment provisions of the contingent earn-out receivable, related party, the contingent earn-out receivable, related party has been reclassified as related party receivable in the consolidated balance sheets at September 30, 2024. The related party receivable is measured at fair value using a discounted cash flow analysis utilizing significant unobservable inputs including the timing and amount of the expected payment and a market interest rate. Significant increases or decreases in either the expected payment amount or market interest rate or changes in the timing of expected payment would result in a significantly higher or lower fair value of the asset. The related party receivable is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

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

CDMO revenue

The Company is a contract development and manufacturing organization (“CDMO”), providing a comprehensive range of biologics manufacturing services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. For the three and nine months ended September 30, 2024, process development and CGMP manufacturing comprise the majority of the Company’s CDMO revenue. Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. CGMP manufacturing revenue generally represents custom development of customer's drug product originating from microbial fermentation or mammalian cell culture manufacturing batch processing.

CDMO customer contracts often, but not always, contain multiple services from the comprehensive range of services available. Each identified promise is evaluated to determine whether it meets the criteria to be distinct. A promise that is determined to be distinct is considered a performance obligation. Any promises not determined to be distinct are combined with one or more other promises and reevaluated until a combined group of promises meets the criteria to be distinct.

The transaction price for services provided under the Company’s contracts reflects its best estimate of the amount of consideration to which it is entitled in exchange for providing goods and services to the Company’s customers. In determining the transaction price, the Company also considers the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. The Company has included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

Under a CDMO contract, the customer owns the product details and process, which has no alternative use. CDMO projects are customized to each customer to meet its specifications, and once material enters the production process, this is considered the point where the product is considered customized under ASC 606. Further, the customer retains control of its product as the product is being created or enhanced by the Company’s services and can make changes to its process or specifications upon request. Under CDMO contracts, the Company is entitled to consideration for progress to date that includes an element of profit margin. The Company recognizes CDMO revenue over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation.

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

The CPRIT grant was solely for specific cancer research and covered the period from June 1, 2017 through May 31, 2023, for a total grant award of up to $15.2 million. CPRIT advanced grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the contract. The first tranche of funding of $1.8 million was received in May 2017, a second tranche of funding of $6.5 million was received in October 2017, and the third tranche of funding of $5.4 million was received in December 2019. The remaining $1.5 million was received in April 2023. Funds received were reflected in deferred revenue as a liability until revenue was earned. Grant revenue was recognized when qualifying costs were incurred. When grant funds were received after costs had been incurred, the Company recorded revenue and a corresponding grants receivable until grant funds were received. As of December 31, 2023, all $15.2 million has been recognized and received.

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

Deferred Revenue

CDMO deferred revenue generally represents customer payments received in advance of the Company’s fulfillment of performance obligations associated with the custom development of a manufacturing process and analytical methods for a customer’s product. As of September 30, 2024, there was $2.3 million of deferred revenue related to CDMO contracts.

Convertible and Non-convertible Promissory Note, Related Party

The Company accounts for its convertible and non-convertible promissory notes, related party under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible and non-convertible promissory notes, related party. Using fair value option, these promissory notes are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory note, related party, in the statements of operations and comprehensive income.

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. The Company amended its convertible promissory note, related party on May 1, 2024 (see Note 9).

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

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company periodically reviews raw materials inventory for potential impairment, and if deemed necessary, adjusts inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory. No impairment expense was recognized for the three and nine months ended September 30, 2024, or 2023.

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

Discontinued Operations

In accordance with ASC Subtopic 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (“disposal group”) is required to be reported as discontinued operations if the disposal group represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets discontinued operations criteria. Assets and liabilities of disposal group meeting discontinued operations treatment is presented separately as discontinued operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations.

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

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has determined the disclosure requirements related to the new standard will not have an impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our consolidated statements of operations and comprehensive loss. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. We are currently assessing the impact ASU 2024-03 will have on our consolidated financial statements, including our footnote disclosures.

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

The Company determined that the disposal group represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the Elusys Therapeutics business as a discontinued operation for all periods presented. Details of the loss from discontinued operations included in the Company’s consolidated statement of operations are as follows:

Nine Months Ended

September 30, 2023

Revenue	$6,699,200

Operating expenses:
Cost of revenues	2,161,601
Research and development	2,191,796
Selling, general and administrative	1,147,730
Amortization of intangible assets	1,091,250
Goodwill impairment loss	3,873,079
Intangible asset impairment loss	2,277,921
Change in fair value of contingent consideration	(177,354)
Total operating expenses	12,566,023

Loss from operations	(5,866,823)

Interest income	55,991
Other expense	(37,388)
Total non-operating gain	18,603

Net loss from discontinued operations before income taxes	(5,848,220)
Income tax expense	(65,189)
Net loss from discontinued operations	$(5,913,409)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating, investing and financing cash flows of discontinued operations for the period ended September 30, 2023 are comprised of the following:

Nine Months Ended
September 30, 2023
Total net cash used in operating activities from discontinued operations	$(1,964,901)
Total net cash provided by investing activities from discontinued operations	$41,854

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

On December 27, 2023, the Company completed the sale of all of its assets and equity interests in Elusys Therapeutics to Elusys Holdings, a company controlled by the Company’s Chairman, Chief Executive Officer, and President, Jeffrey Wolf for approximately $2.5 million before working capital, escrow adjustments and transaction expenses. Net of contractual payments paid to the previous shareholders of Elusys subsequent to the Closing Date, the Company generated a gain of approximately $1.5 million on the sale (see Note 2).

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

As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended September 30, 2024 or 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$250,391	$250,391	$—	$—
Related party receivable	$1,570,000	$—	$—	$1,570,000
Liability:
Convertible promissory note, related party	$(2,060,000)	$—	$—	$(2,060,000)

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2,206,555	$2,206,555	$—	$—
Contingent consideration receivable, related party	$268,000	$—	$—	$268,000
Contingent earn-out receivable, related party	$1,720,000	$—	$—	$1,720,000

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three and nine months ended September 30, 2024 and 2023:

		Contingent
	Related Party	Earn-out Rec.,	Promissory Notes,
	Receivable	Related Party	Related Party
Balance at June 30, 2024	$—	$2,720,000	$(2,680,000)
Issuance of non-convertible promissory note, related party	—	—	—
Loss on partial extinguishment	—	(1,480,000)	—
Gain on partial extinguishment	—	—	750,000
Change in fair value	140,000	190,000	(130,000)
Reclass contingent earn-out receivable, related party to related party receivable	1,430,000	(1,430,000)	—
Balance at September 30, 2024	$1,570,000	$—	$(2,060,000)

	Contingent	Contingent
	Consideration Rec.,	Earn-out Rec.,	Related Party	Promissory Notes,
	Related Party	Related Party	Receivable	Related Party
Balance at December 31, 2023	$268,000	$1,720,000	$—	$—
Issuance of non-convertible promissory note, related party	—	—	—	(750,000)
Issuance of convertible promissory note, related party	(268,000)	—	—	(1,985,750)
Loss on partial extinguishment	—	(1,480,000)	—	—
Gain on partial extinguishment	—	—	—	920,000
Change in fair value	—	1,190,000	140,000	(244,250)
Reclass contingent earn-out receivable, related party to related party receivable	—	(1,430,000)	1,430,000	—
Balance at September 30, 2024	$—	$—	$1,570,000	$(2,060,000)

Contingent
Consideration
Balance at June 30, 2023	$12,334,115
Payment of contingent consideration	(100,344)
Change in fair value	(286,855)
Reclassification to held for sale	(11,946,916)
Balance at September 30, 2023	$—

Contingent
Consideration
Balance at December 31, 2022	$12,224,614
Payment of contingent consideration	(100,344)
Change in fair value	(177,354)
Reclassification to held for sale	(11,946,916)
Balance at September 30, 2023	$—

Adjustments associated with the change in fair value of contingent earn-out, related party, convertible promissory note, related party, and contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of financial assets and liabilities classified as Level 3  as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Related party receivable	Discounted cash flow analysis	Timing of expected payment	2028
		Market interest rate	11.6%
		Fixed payment amount	$2.5 million
Convertible promissory note, related party	Discounted cash flow analysis	Maturity term	11 months
		Market interest rate	12.1%
		Principal amount	$2.25 million

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent consideration receivable, related party	Discounted cash flow analysis	Maturity term	1 year
		Market interest rate	14.7%
		Principal amount	$2.25 million
Contingent earn-out receivable, related party	Discounted cash flow analysis	Timing of expected payments	2026-2029
		Discount rate	15.0%
		Future revenue projections	$141.4 million
		Minumum earn-out payment	3% or $5.0 million
		Earn-out term through	December 31, 2028

5. Short-Term Investments

Short-term investments consist of equity securities. The Company holds its securities at fair value as of September 30, 2024 and December 31, 2023. Unrealized gains and losses on securities are reported in the other expense line item in the statements of operations and comprehensive loss. Short-term investments at Sepetember 30, 2024 and December 31, 2023 consisted of mutual funds with fair values of $0.3 million and $2.2 million, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30,	December 31,
	2024	2023
Prepaid manufacturing expense	$230,901	$102,761
Contract assets	332,897	120,184
Other prepaid expenses and current assets	416,867	476,233
Prepaid insurance	215,462	96,588
Prepaid preclinical and clinical expenses	—	21,263
	$1,196,127	$817,029

7. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Lab equipment	$21,304,879	$21,203,534
Leasehold improvements	2,325,999	2,827,289
Computers	886,037	850,211
Furniture and fixtures	277,882	277,882
Construction-in-process	206,061	9,414
Total	25,000,858	25,168,330
Accumulated depreciation	(10,940,924)	(7,580,993)
Property and equipment, net	$14,059,934	$17,587,337

Depreciation expense was $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2023.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Accrued marketing expenses	$1,001,439	$1,013,497
Other expenses	203,389	313,254
Accrued preclinical and clinical trial expenses	364,460	405,792
Compensation and related benefits	595,450	332,641
Accrued manufacturing expenses	4,360	97,877
Advance payments received from customers for manufacturing materials	169,758	—
Accrued franchise tax	—	38,800
	$2,338,856	$2,201,861

9. Convertible Promissory Note, Related Party

Elusys Holdings, as a post-closing covenant, on January 26, 2024 purchased from the Company a convertible promissory note in the aggregate amount of $2,250,000 (the “Original Convertible Note”), the conversion of which was subject to both Elusys Holdings’ election and was subject to obtaining stockholder approval of the issuance of shares of the Company’s common stock upon such conversion, which stockholder approval was obtained on July 15, 2024. The Original Convertible Note bore interest at a rate of 1% per annum, was to mature on the one-year anniversary of its issuance and converts into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval of the issuance of such shares of common stock is obtained prior to the maturity date. The conversion price was equal to $78.22 (which was 110% of the volume weighted average price (VWAP) of the Company’s common stock for the seven trading days prior to December 11, 2023 as adjusted for the reverse stock split effected July 17, 2024), upon conversion of the Original Convertible Note (exclusive of interest), Elusys Holdings would be issued 29,053 shares of the Company’s common stock.

On May 1, 2024, the Company issued to Elusys Holdings an amended and restated 1% Note (“the Restated Note”) in the principal amount of $2,250,000 in exchange for the Original Convertible Note. The Restated Note bears interest at a rate of 1% per annum, matures on September 1, 2025 and will convert into shares of the Company’s common stock at the option of Elusys Holdings only if stockholder approval as may be required by the applicable rules and regulations of the NYSE American of the issuance of all of the shares of common stock issuable upon conversion of the Restated Note is obtained prior to the maturity date and any required approval of the NYSE American of such share issuance is obtained. The conversion price of the Restated Note was equal to 110% of the volume weighted average price (VWAP) of common stock for the seven trading days prior to December 11, 2023 which was $78.22; however, Section 2(b) of the Restated Note provided that if the Company consummated a public financing, subject to certain exceptions, within sixty days of May 1, 2024, the conversion price would be adjusted to be 110% of the per share purchase price of the common stock in such public financing (with such adjustment only being made upon the first financing in the event of multiple financings during the foregoing period). Based on the public offering that the Company consummated in May 2024, the conversion price of the Restated Note was adjusted to $22.00 resulting in the ability to convert the Restated Note into up to 103,908 shares of common stock (including the principal amount of $2,250,000 and all accrued interest thereon calculated as of the date of maturity. At the 2024 Annual Meeting, the Company’s stockholders approved the issuance of the shares of common stock issuable upon full conversion of the Restated Note.

10. Stockholders’ Equity

Common Stock and Common Stock with Warrant Offering

On March 9, 2024, the Company closed the offering contemplated by the Underwriting Agreement that the Company entered into on March 7, 2024 with ThinkEquity, LLC, as representative of the several underwriters named therein, pursuant to which the Company issued and sold 50,000 shares of the Company’s common stock at a price of $30.00 per share for net proceeds of $1.2 million.

On May 16, 2024, the Company consummated a public offering (the “Offering”) of 149,100 units (the “Unit” or “Units”) and 150,900 pre-funded units (“Pre-Funded Units”) for a purchase price of $20.00 per Unit and for a purchase price of $19.96 per Pre-Funded Unit (inclusive of the pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each Unit consists of (i) one share (the “Shares”) of common stock and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock (the “Common Warrant Shares”), at an exercise price of $24.00 per share (120% of the offering price per Unit). Each Pre-Funded Unit consists of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock (the “Pre-Funded Warrant Shares”), and (ii) one Common Warrant. The Offering also granted the underwriter a 45-day option to purchase up to 45,000 shares of common stock, Common Warrants, and/or Pre-Funded Warrants to cover over-allotments. The Pre-Funded Warrants are immediately exercisable for one share of common stock at an exercise price of $0.0002 per share and will remain exercisable until exercised in full. The Common Warrants are immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance.

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

On August 19, 2024, the Company consummated a public offering (the”August Offering”) of 2,428,000 shares of common stock and 11,947,000 pre-funded warrants to purchase up to 11,947,000 shares of common stock (“PFWs”), including 1,875,000 option pre-funded warrants to purchase up to 1,875,000 shares of common stock (“Option PFWs”) for a purchase price of $1.00 per share of common stock, a purchase price of $0.9998 per PFW, and an exercise price of $0.0002 per PFW and Option PFW resulting in aggregate gross proceeds of approximately $14.4 million, before deducting underwriting discounts and other offering expenses of $1.3 million. Each PFW and Option PFW is exercisable for one share of common stock.

Common Stock Warrants and Pre-Funded Warrants

As of September 30, 2024, the Company had outstanding common stock warrants to purchase 299,112 shares of common stock issuable at a weighted average exercise price of $24.00 per share.  The Company also had outstanding pre-funded warrants to purchase 11,329,000 shares of common stock issuable at a weighted average exercise price of $0.0002 per share as of September 30, 2024. As of  December 31, 2023, the Company had no outstanding warrants.

The following table summarizes the Company’s common stock warrant and pre-funded warrant activity for the nine months ended September 30, 2024, and 2023, respectively.

	Common Stock	Pre-Funded
	Warrants	Warrants
Outstanding, December 31, 2023	—	—
Issued	306,545	12,097,900
Exercised	(7,433)	(768,900)
Outstanding, September 30, 2024	299,112	11,329,000

	Common Stock	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2022	3,739	$ 2,212.31
Expired	(2,170)	2,141.77
Outstanding, September 30, 2023	1,569	2,310.00

All outstanding common stock warrants are recorded in equity at September 30, 2024, following the guidance established by ASC Topic 815-40. The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Since those events have been deemed to be within the Company’s control, the Company applies equity treatment for these common stock warrants.

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

Accounting for Stock-Based Compensation:

Stock Compensation Expense - For the three and nine months ended September 30, 2024, the Company recorded $0.3 million and $0.8 million of stock-based compensation expense. For the three and nine months ended September 30, 2023, the Company recorded $0.6 million and $2.1 million of stock-based compensation. No compensation expense for employees with stock awards was capitalized during the three and nine months ended Serptember 30, 2024 and 2023.

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

Stock Option Activity – No options were granted during the nine months ended September 30, 2024 or September 30, 2023.

The following is a summary of the stock option activity for the nine months ended September 30, 2024:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2023	63,560	$355.25	$14,946
Expired	(1,053)	1,541.96
Forfeited	(191)	479.77
Stock options outstanding and expected to vest at September 30, 2024	62,316	$334.82	$14,946	7.1	Years
Stock options exercisable at September 30, 2024	56,667	$342.10	$14,946	7.0	Years

Unrecognized compensation expense related to unvested stock options was $1.1 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 0.7 years and will be adjusted for forfeitures as they occur.

Restricted Stock - Under the Plans, the Company has issued restricted stock. A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. The grant date fair value of the restricted stock is equal to the closing market price of the Company’s common stock on the date of grant. There was no restricted stock award activity for the nine months ended September 30, 2024.

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

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2024 and September 30, 2023, respectively:

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2023	1,250	$236.00
Vested	(50)	236.00
Cancelled	(1,200)	236.00
RSUs at September 30, 2024	—	$—

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2022	—	$—
Granted	1,800	236.00
Vested	(400)	236.00
RSUs at September 30, 2023	1,400	$236.00

11.  Revenue

CDMO revenue

During the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $5.0 million in CDMO revenue with three customers representing 59% and 70% of the total recognized revenue for the respective periods. For the three and nine months ended September 30, 2023, the Company recognized $0.6 million and $2.0 million in CDMO revenue with two customers representing 72% and 79% of the total recognized revenue for the respective periods. These revenues were derived from the contract liability which was recorded in the prior period as deferred revenue.

The following table presents changes in contract liabilities for the nine months ended September 30, 2024 and 2023:

Contract liabilities
Balance at December 31, 2023	$(2,389,441)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	4,891,241
Net change to contract balance recognized since beginning of period due to amounts collected	(4,842,664)
Balance at September 30, 2024	$(2,340,864)

Contract liabilities
Balance at December 31, 2022	$(1,618,308)
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	1,962,303
Net change to contract balance recognized since beginning of period due to amounts collected	(4,433,141)
Balance at September 30, 2023	$(4,089,146)

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

Grant revenue

There was grant revenue associated with National Institutes of Health of $0.1 million and $0.2 million during the three and nine months ended September 30, 2024. No grant revenue was earned for the nine months ended September 30, 2023.

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2023	$81,456
Closing on December 31, 2023	$375,192
Closing on September 30, 2024	$203,077

12. Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options, warrants, and unvested restricted stock that are computed using the treasury stock method. As described in Note 10, the exercise price of the PFWs is $0.0002. In accordance with ASC 260 – Earnings Per Share, the PFWs are considered outstanding common shares for purposes of and included in the computation of basic net loss per share.

For the three and nine months ended September 30, 2024 and 2023, all of the Company’s common stock options, unvested restricted stock units and, except for the PFWs described above, warrants are anti-dilutive and therefore have been excluded from the net loss per shares diluted calculation.

The following table reconciles net loss to net loss attributable to Scorpius Holdings, Inc.:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(10,545,752)	$(11,206,263)	$(24,487,149)	$(35,255,457)
Net loss from discontinued operations	—	(3,105,766)	—	(5,913,409)
Net loss	(10,545,752)	(14,312,029)	(24,487,149)	(41,168,866)
Net loss-non-controlling interest	(431,608)	(1,179,559)	(1,080,608)	(1,359,734)
Net loss attributable to Scorpius Holdings, Inc.	$(10,114,144)	$(13,132,470)	$(23,406,541)	$(39,809,132)

Weighted-average common shares outstanding, basic and diluted
Common shares	1,840,485	130,253	774,315	130,111
Pre-funded warrants	5,215,283	—	1,751,117	—
Weighted-average common shares outstanding, basic and diluted	7,055,768	130,253	2,525,432	130,111

Net loss per share, basic and diluted - continuing operations	$(1.43)	$(76.98)	$(9.27)	$(260.51)
Net loss per share, basic and diluted - discontinued operations	—	(23.84)	—	(45.45)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(1.43)	$(100.82)	$(9.27)	$(305.96)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during the three and nine months ended September 30, 2024 and 2023 due to their anti-dilutive effect:

	For the Nine Months Ended
	2024	2023
Outstanding stock options	62,316	33,599
Restricted stock subject to forfeiture and restricted stock units	—	1,400
Outstanding common stock warrants	299,112	1,569

13. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024. Tax expense during the three months ended September 30, 2024 and 2023 was nil from continuing operations for both periods and nil and approximately $0.1 million, respectively, from discontinued operations. The tax benefit during the nine months ended September 30, 2024 and 2023, respectively, was nil and approximately $0.6 million from continuing operations while income tax expense of nil and approximately $0.1 million was from discontinued operations.

The Company incurred losses for the nine month period ended September 30, 2024 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

At September 30, 2024, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

14. Leases

The Company accounts for its leases under ASC 842, Leases. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducted its operations during the year from leased facilities in Morrisville, North Carolina; San Antonio, Texas; and North Brunswick, New Jersey. The North Carolina lease will expire in 2030, the Texas lease will expire in 2038, and the New Brunswick leases expired in July 2024. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

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

In October 2021, Scorpius Biomanufacturing, Inc. entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius Biomanufacturing, Inc. into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius Biomanufacturing, Inc. agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius Biomanufacturing, Inc. would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of September 30, 2024, Scorpius Biomanufacturing, Inc. has reimbursed Merchants Ice II, LLC $24.3 million. There were no additional reimbursements during the three months ended September 30, 2024. Based on ASC 842, the Company has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. In 2023, additional NMTC tax credit payments totaling $3.1 million were received which resulted in a lease modification. The ROU asset and liability were adjusted to reflect the impacts of the modification. The lease has a term of fifteen years following the commencement date and provides Scorpius Biomanufacturing, Inc. the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius Biomanufacturing, Inc., upon commencement, recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

In December 2022, Scorpius Biomanufacturing, Inc. entered into a lease agreement with TPB Merchants Ice, LLC to lease an 8,042 square foot facility in San Antonio, TX for additional general office, laboratory, research, analytical, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides Scorpius Biomanufacturing, Inc. the option to extend the lease term for one fifteen-year term, and one subsequent ten-year term upon expiration of the first extended term. It is subject to fixed rate escalation increases and provides up to $6.5 million for tenant improvements. Scorpius Biomanufacturing, Inc. paid the lessor $5.4 million in prepaid rent which rolled-up into the right-of-use asset upon lease commencement. The lease commenced on May 2, 2023. Scorpius Biomanufacturing, Inc. recorded a right-of-use asset of $7.8 million and a lease liability of $2.3 million for this lease in the accompanying consolidated balance sheets.

In December 2023, Scorpius Biomanufacturing, Inc. entered into a lease agreement with EastGroup Properties, L.P. to lease a 22,262 square foot facility in San Antonio, TX for general office and warehouse purposes. The lease has a term of five years following the commencement date. It is subject to fixed rate escalation increases and provides up to $0.1 million for tenant improvements. Scorpius Biomanufacturing, Inc. recorded a operating lease right-of-use asset of $0.9 million and lease liability of $1.0 million for this lease in the accompanying consolidated balance sheets.

Total cash paid for operating leases during the nine months ended September 30, 2024 was $0.7 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The Company leases furniture and specialized lab equipment under finance leases. The related ROU assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. For the nine months ended September 30, 2024, there were no new additional finance equipment leases commenced and no right-of-use assets of were recorded, and no modifications to finance equipment leases were obtained.

The Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within general and administrative and research and development as follows:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Operating lease cost	$957,600	$956,673
Finance lease cost
Amortization of lease assets	1,712,838	1,240,249
Interest on lease liabilities	719,832	525,791
Total finance lease cost	$2,432,670	$1,766,040

The weighted average remaining lease term and incremental borrowing rate as of September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Weighted average remaining lease term
Operating leases	5.9 years	6.7 years
Finance leases	11.1 years	11.3 years
Weighted average incremental borrowing rate
Operating leases	9.75%	9.45%
Finance leases	10.12%	10.12%

Maturities of operating and finance lease liabilities as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2024 (excluding the nine months ended September 30, 2024)	$196,016	419,602	$615,618
2025	801,601	1,765,385	2,566,986
2026	828,175	1,679,279	2,507,454
2027	855,510	902,127	1,757,637
2028	883,863	931,290	1,815,153
2029	652,422	961,311	1,613,733
2030	536,933	1,062,262	1,599,195
Thereafter	—	8,278,092	8,278,092
Total minimum lease payments	4,754,520	15,999,348	20,753,868
Less: imputed interest	(1,125,060)	(6,793,197)	(7,918,257)
Present value of lease liabilities	$3,629,460	$9,206,151	$12,835,611

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

We commenced operations of the leased San Antonio facility in September 2022 and have enhanced our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. However, there can be no assurance that we will be successful in these new operations.

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, grant funding and incentives, additional equity financings, debt financings, equipment sales leasebacks, and/or funding from partnerships or collaborations, and additional revenue from our CDMO biomanufacturing facility.

Recent Developments

On August 19, 2024, we consummated a public offering (the”August Offering”) of 2,428,000 shares of common stock and 11,947,000 pre-funded warrants to purchase up to 11,947,000 shares of common stock (“PFWs”), including 1,875,000 option pre-funded warrants to purchase up to 1,875,000 shares of common stock (“Option PFWs”) for a purchase price of $1.00 per share of common stock, a purchase price of $0.9998 per PFW, and an exercise price of $0.0002 per PFW and Option PFW resulting in aggregate gross proceeds of approximately $14.4 million, before deducting underwriting discounts and other offering expenses. Each PFW and Option PFW is exercisable for one share of common stock.

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

On July 17, 2024, we effected a 1-for-200 reverse stock split, (the “Reverse Stock Split”), which was approved by our stockholders at the 2024 Annual Meeting held on July 15, 2024. As a result of the 1-for-200 Reverse Stock Split, each 200 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 98,827,831 shares to 494,138 shares (subject to rounding of fractional shares, which was paid in cash). Proportional adjustments were also made to the number of shares of common stock issuable upon exercise or conversion of our outstanding equity awards and warrants, as well as the applicable exercise price.

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

Revenue and Deferred Revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. CGMP manufacturing revenue generally represents custom development of customer's drug product originating from microbial fermentation or mammalian cell culture manufacturing batch processing.

CDMO customer contracts often, but not always, contain multiple services from the comprehensive range of services available. Each identified promise is evaluated to determine whether it meets the criteria to be distinct. A promise that is determined to be distinct is considered a performance obligation. Any promises not determined to be distinct are combined with one or more other promises and reevaluated until a combined group of promises meets the criteria to be distinct.

The transaction price for services provided under the Company’s contracts reflects its best estimate of the amount of consideration to which it is entitled in exchange for providing goods and services to the Company’s customers. In determining the transaction price, the Company also considers the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. The Company has included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

Under a CDMO contract, the customer owns the product details and process, which has no alternative use. CDMO projects are customized to each customer to meet its specifications, and once material enters the production process, this is considered the point where the product is considered customized under ASC 606. Further, the customer retains control of its product as the product is being created or enhanced by the Company’s services and can make changes to its process or specifications upon request. Under CDMO contracts, the Company is entitled to consideration for progress to date that includes an element of profit margin. The Company recognizes CDMO revenue over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation.

Related Party Receivable

The related party receivable is measured at fair value using a discounted cash flow analysis utilizing significant unobservable inputs including the timing and amount of the expected payment and a market interest rate. Significant increases or decreases in either the expected payment amount or market interest rate or changes in the timing of expected payment would result in a significantly higher or lower fair value of the asset. The related party receivable is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 4, “Fair Value of Financial Instruments,” in the notes to consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to this critical accounting estimate.

All other significant accounting policies remain unchanged and are summarized in Note 2 to our financial statements contained in our 2023 Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues. For the three months ended September 30, 2024, we recognized $0.9 million of revenue primarily from CDMO services ($0.8 million of the total). For the three months ended September 30, 2023, we recognized $0.7 million of CDMO revenue. The increase in CDMO revenue is attributable to the completion of process development services over a larger number of customer contracts.

Cost of revenues. Cost of revenues were $0.9 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and primarily consisted of the direct cost of labor, overhead and material costs at Scorpius. The increase in cost of revenues is due to the expanded service offerings and completed milestone work on multiple CDMO contracts.

Research and development expense. Research and development expenses were $4.3 million for the three months ended September 30, 2024 compared to $5.2 million for the three months ended September 30, 2023. The components of R&D expense are as follows, in millions:

	For the Three Months Ended
	September 30,
	2024	2023
Programs
CDMO	$3.8	$3.6
PTX-35	—	0.1
Other programs	0.1	0.3
Unallocated research and development expenses	0.4	1.2
	$4.3	$5.2

●	CDMO expense increased by $0.2 million due to the ramp up of the associated process development.
●	PTX-35 expense decreased by $0.1 million due to the elimination of the clinical trial.
●	Other programs expenses decreased by $0.2 million due to the elimination of the clinical trial.

●	Unallocated research expenses decreased by $0.8 million primarily due to decreased personnel costs, depreciation expense, amortization expense and hardware and software costs.

Selling, general and administrative expense. Selling, general and administrative expenses were $5.6 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.5 million was primarily due to decreases in consultant services of $0.8 million, sales and marketing of $0.3 million, stock-based compensation of $0.3 million, office and supplies of $0.1 million, depreciation and amortization expenses of $0.1 million, and patent fees of $0.05 million, partially offset by increases in rent of $0.3 million, professional services of $0.3 million, personnel of $0.1 million, public company expenses of $0.1 million, and facilities expenses of $0.04 million.

Change in fair value of contingent earn-out receivable, related party. For the three months ended September 30, 2024, the change in fair value of contingent earn-out receivable, related party increased by $0.2 million prior to its reclassification to related party receivable. The contingent earn-out receivable, related party was a component of consideration received from the sale of Elusys as further described in Note 2, “Discontinued Operations,” and Note 3, “Acquisitions,” in the notes to consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a result, no change in fair value of contingent earn-out receivable, related party was recognized for the three months ended September 30, 2023.

Total non-operating expense. Total non-operating expense was $0.9 million for the three months ended September 30, 2024, which primarily consisted of $0.7 million from the loss on debt extinguishment, $0.2 million of interest expense on finance leases, $0.1 million from the change in fair value of the convertible and non-convertible promissory notes, related party, partially offset by an increase of $0.1 million in change in fair value of related party receivable. Total non-operating expense was $0.1 million for the three months ended September 30, 2023, which primarily consisted of $0.2 million of interest expense partially offet by $0.1 million of interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues. For the nine months ended September 30, 2024, we recognized $5.2 million of revenue primarily from CDMO services ($5.0 million of the total). For the nine months ended September 30, 2023, we recognized $2.1 million of CDMO revenue. The increase in CDMO revenue is attributable to the expanded biomanufacturing operations in San Antonio.

Cost of revenues. Cost of revenues were $2.6 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, and primarily consisted of the direct cost of labor, overhead and material costs at Scorpius. The increase in cost of revenues is due to the expanded service offerings and completed milestone work on multiple CDMO contracts.

Research and development expense. Research and development expenses were $11.8 million for the nine months ended September 30, 2024 compared to $16.6 million for the nine months ended September 30, 2023. The components of R&D expense are as follows, in millions:

	For the Nine Months Ended
	September 30,
	2024	2023
Programs
CDMO	$10.2	$10.0
HS-110	—	1.4
PTX-35	—	1.3
Other programs	0.1	1.1
Unallocated research and development expenses	1.5	2.8
	$11.8	$16.6

●	CDMO expense increased by $0.2 million due to the ramp up of the associated process development.
●	HS-110 expense decreased by $1.4 million due to the elimination of the clinical trial.
●	PTX-35 expense decreased by $1.3 million due to the elimination of the clinical trial.

●	Other program expense decreased by $1.0 million due to the elimination of other preclinical R&D expenses not associated with clinical trials.
●	Unallocated research expenses decreased by $1.3 million primarily due to decreased personnel costs, depreciation expense, amortization expense and hardware and software costs.

Selling, general and administrative expense. Selling, general and administrative expenses were $15.7 million and $19.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $3.9 million was primarily due to decreases in consultant services of $2.4 million, sales and marketing expenses of $1.1 million, stock-based compensation of $1.1 million, depreciation and amortization expenses of $0.2 million, professional services of $0.3 million, patent fees of $0.1 million, director and officers insurance of $0.1 million, partially offset by increases in rent of $0.5 million, facility costs of $0.2 million, utilities of $0.2 million, and public company expenses of $0.4 million.

Change in fair value of contingent earn-out receivable, related party. For the nine months ended September 30, 2024, the change in fair value of contingent earn-out receivable, related party was $1.2 million prior to its reclassification to related party receivable. The change in fair value was due primarily to an increase in expected value of the earn-out due to a new contract received by Elusys Therapeutics. The contingent earn-out receivable, related party was a component of consideration received from the sale of Elusys as further described in Note 2, “Discontinued Operations,” and Note 3, “Acquisitions,” in the notes to consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a result, no change in fair value of contingent earn-out receivable, related party was recognized for the nine months ended September 30, 2023.

Total non-operating expense. Total non-operating expense was $0.8 million for the nine months ended September 30, 2024, which primarily consisted of $0.7 million of interest expense on finance leases, and $0.6 million loss on disposal of leasehold improvements, $0.2 million change in fair value of of convertible and non-convertible promissory notes, related party, and loss on partial debt extinguishment of $0.6 million, partially offset by $1.0 million from the sale of an intellectual property license, change in fair value of related party receivable of $0.2 million, and $0.1 million from research and development tax credits.  Total non-operating expense was $0.2 million for the nine months ended September 30, 2023, which primarily consisted of $0.5 million of interest expense and $0.2 million of other expense, partially offset by interest income of $0.4 million and an unrealized gain on short-term investments of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2024, we had approximately $4.8 million in cash and cash equivalents and short-term investments. As of November 14, 2024, our cash and cash equivalents and short-term investments were approximately $0.8 million. On September 18, 2023, our Board approved a refocus and restructuring plan (the “Plan”) to shed non-core assets and reduce its operating costs in order to refocus effort and resources on the CDMO and commenced the Plan which included the active marketing of Elusys. Despite the cost savings measures and the cash received in the offerings, conducted in March 2024, May 2024, and August 2024, management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements are issued. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations through December 2024, and therefore we anticipate that we will need to raise capital to sustain our operations. Our ability to generate revenue is impacted by our cash position and our ability to purchase new raw materials necessary to perform services. As a result, management continues to evaluate our future direction, including continuing to explore strategic alternatives. However, there can be no assurance that these strategic alternatives will be successful. If we do not generate sufficient revenue from operations or does raise capital when needed or successfully engage a strategic partner in the next few months, we may be required to delay, reduce, or terminate some or all of its operations, sell some of our assets, cease operations, liquidate our assets, reorganize the Company, or a combination of the foregoing.

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt. Since our initial public offering, we have primarily financed our operations with net proceeds from the public offering of our securities and at-the market offerings, and to a lesser extent, the proceeds from the exercise of warrants and note issuances. In March 2024, we raised $1.2 million in capital in a public offering, in May 2024 we issued the Note for proceeds of $750,000 and raised net proceeds of $5.4 million in a public offering and in August 2024 we consummated a public offering and raised net proceeds of $13.1 million. As of September 30, 2024, we had an accumulated deficit of approximately $277.8 million and as of December 31, 2023, we had an accumulated deficit of approximately $254.4 million. We had net losses of $24.5 million and $41.2 million for the nine months ended September 30, 2024 and 2023, respectively.

We expect to incur significant commercialization expenses related to our CDMO business. We will need to obtain substantial additional future funding in connection with its manufacturing facility operations if we do not generate sufficient revenue from operations.

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

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic partners, public or private sales of our equity or debt financings, mergers, a sale of the Company, divestiture of assets, a combination of these, or other strategic transactions. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2023 and the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, we are no longer eligible to sell securities off our Registration Statement on Form S-3, including in at-the-market transactions, until June 2025. If we raise funds by selling additional shares of common stock, or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to raise additional funds when needed or engage a strategic partner, we may be required to delay, reduce, or terminate some or all of our operations and we may be forced to cease operations, liquidate our assets, and possibly seek bankruptcy protection.

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

Cash Flows

Operating activities. The use of cash during the nine months ended September 30, 2024 and 2023 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital as well as the commencement of our Scorpius Biomanufacuturing, Inc. facility. Net cash used in operating activities during the nine months ended

September 30, 2024 was $20.7 million as compared to $30.5 million during the same period in 2023. The $9.8 million decrease in cash used in operating activities was primarily due to decreases in net loss of $16.7 million and depreciation and amortization of $0.7 million, an increase in gain on partial extinguishment of debt of $0.6 million, and changes in deferred tax liability of $0.6 million, accounts receivable of $6.2 million, inventory of $0.7 million, and accrued expenses and other liabilities of $1.8 million, partially offset by decreases in goodwill impairment loss of $3.9 million, intangible asset impairment loss of $2.3 million, amortization of intangible asset of $1.1 million, net changes in fair value of those financial instruments measured at fair value using Level 3 unobservable inputs (contingent consideration receivable, related party, contingent earn-out receivable, related party, non-convertible promissory note payable, related party, convertible promissory note payable, related party, and related party receivable) of $0.9 million, and stock-based compensation of $1.3 million, and changes in prepaid expenses and other current assets of $2.7 million, grant receivable of $1.5 million, deferred revenue of $2.5 million, and accounts payable of $1.0 million.

Investing activities. Net cash provided by investing activities was $2.8 million during the nine months ended September 30, 2024 compared to $30.1 million during the same period in 2023. The decrease of $27.3 million is primarily due the decreased sale of short term investments, net of purchases of $29.8 million, partially offset by the sale of intellectual property license of $1.0 million, increase in the disposal of property and equipment of $0.3 million, and a decrease in purchases of property and equipment of $1.2 million.

Financing activities. Net cash provided by financing activities was $22.3 million during the nine months ended September 30, 2024 compared to net cash used in financing activities of $2.8 million for the same period in 2023. The increase of $25.0 million is primarily from the proceeds of our issuance of common stock, net of stock issuance cost of $20.0 million, the proceeds from the issuance of a convertible promissory note, related party of $2.3 million, the proceeds from the issuance of a non-convertible promissory note, related party of $0.8 million, and a decrease in repayment of principal on finance leases of $2.0 million.

Current and Future Financing Needs

We have incurred an accumulated deficit of $277.8 million through September 30, 2024. We have incurred negative cash flows from operations since we started our business. We expect to incur significant commercialization expenses related to our manufacturing facility operations for Scorpius.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our 2023 Annual Report. The material weaknesses are further described below.

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

Our management concluded that the following material weaknesses existed as of September 30, 2024:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2024, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have not generated significant revenue from our business and a significant portion of our revenue has been revenue from lines of business in which we are no longer engaged. For the nine months ended September 30, 2024, we had a net loss of approximately $24.5 million and for the year ended December 31, 2023 we had a net loss of approximately $46.8 million. We do not anticipate generating any significant revenue from the provision of CDMO services for several years as we are a new entrant into that line of business. Even if we generate significant revenue from the provision of services, which is not anticipated for several years, if at all, there can be no assurance that we will be profitable. In addition, we have entered into a new line of business, the provision of contract development and manufacturing services and no assurance can be given that we will be able to generate significant revenue as a CDMO or that we will be able to consummate our business strategy and plans. Financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. The operation of the manufacturing facility required us to incur significant expenses before we realize any revenue from such facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

If we do not generate sufficient revenue from operations, we will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the nine months ended September 30, 2024, our operating activities used net cash of approximately $20.7 million and as of November 14, 2024, our cash and cash equivalents and short-term investments were approximately $0.8 million. During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $2.4 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2024, our accumulated deficit was $277.8 million and as of December 31, 2023, our accumulated deficit totaled $254.4 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services until we expand our customer base. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio.

Our current cash is anticipated to be sufficient to fund operations through November 2024.  We expect that we will need additional future financing which may not be available on acceptable terms, if at all.

Unless we generate significant revenue from operations in the next month, we will need to raise additional capital before year end to fund our operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Our current cash and cash equivalents, including  the proceeds from our August 2024 public offering, is anticipated to be sufficient to fund operations through November 2024, unless our revenue increases from past historical revenue.To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until June 2025 due to the late filing of our 2023 Annual Report, the late filing of our Quarterly Report on Form 10-Q, and various rules of the NYSE American that place limits on the number and dollar amount of securities that we may sell. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to continue to maintain our listing on the NYSE American or allow us to continue operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the company including a work force reduction, or initiate steps to cease operations or liquidate our assets.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We had an accumulated deficit of $277.8 million as of September 30, 2024 and a net loss of approximately $24.5 million for the nine months ended September 30, 2024. We have an accumulated deficit of $254.4 million as of December 31, 2023 and a net loss of approximately $46.8 million for the year ended December 31, 2023 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future and expect our cash and cash equivalents and short-term investments, including proceeds from the August 2024 public offering, will not be sufficient to fund our operations through December 2024 less our revenue increases from past historical revenue. Our estimates of our runway are dependent upon our estimates of the ability of our customers to make timely payments of amounts owed to us which recently has not occurred. We expect our expenses to increase in connection with our ongoing activities, particularly as we ramp up operations in our in-house bioanalytic, process development and manufacturing facility in San Antonio, TX. Our unaudited financial statement for the three and nine months ended September 30, 2024 and our audited financial statements for the fiscal year ended December 31, 2023 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditors also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned build out of our Kansas facility or develop any new product candidates that we acquire. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If the Company is unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, it we be forced to delay, reduce or eliminate its programs, any future commercialization efforts or the manufacturing services it plans to provide and may be forced to cease operations or liquidate assets.

In addition to requiring additional financing, in order to successfully continue our business we will need to expand our customer base beyond the limited number of customers we currently have and there can be no assurance we will be successful in doing so. Though we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the three and nine months ended September 30, 2023, we recognized $0.7 million and $2.1 million in CDMO revenue, all of which was derived from two customers who each represented over 10% of the total recognized revenue. For the year ended December 31, 2023, revenue from two customers accounted for 86% of total revenue. One customer accounted for 74% of our revenue for the fiscal year ended December 31, 2023, and is migrating to a larger CDMO for commercial manufacture of their product. The loss of, or a significant reduction of business from, any of our primary customers will have a material adverse effect on our business, financial condition, and results of operation unless we are able to replace such customers with other primary customers.

We identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2023.

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022 and September 30, 2022 as well as of December 31, 2023. As a result, we restated our quarterly financial results for the periods ending June 30, 2022 and September 30, 2022. These material weaknesses continues to exist as of September 30, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with BDO USA P.C. (“BDO”), our independent registered public accounting firm, determined that our previously issued interim financial statements included in the Quarterly Reports on Form 10-Q, as of June 30, 2022, and for the three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 (collectively, the “Non-Reliance Periods”) should no longer be relied upon. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

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

The trading of our common stock resumed on the NYSE American on August 2, 2024 after we effected a reverse stock split. There can be no assurance that the increased stock price resulting from the 2024 Reverse Stock Split will be maintained in order to allow us to continue to meet any requirements and policies of the NYSE American or that our common stock will remain listed on the NYSE American.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended September 30, 2024 that were not previously disclosed in our filings with the SEC.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.       OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.11

Certificate of Amendment of the Company’s Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 17, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994)

4.1

Amendment dated July 16, 2024 to Promissory Note dated May 1, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2024 (File No. 001-35994))
10.1

Amendment No. 5 to 2018 Stock Incentive Plan(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

EXHIBIT INDEX
Exhibit No.	Description
10.2

Note Cancellation and Amendment to Asset  and Equity Interests Purchase Agreement(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2024 (File No. 001-35994))

10.3

Amendment No. 2 to Jeffrey Wolf Employment Agreement with the Company dated as of August 23, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2024 (File No. 001-35994)

10.4

Amendment No. 3 to William Ostrander Employment Agreement with the Company dated as of August 23, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2024 (File No. 001-35994))

31.1*

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

SCORPIUS HOLDINGS, INC.

Date: November 14, 2024	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)