Form 10-K
period 2024-12-31
Scorpius Holdings, Inc.
filed 2025-04-30
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-35994

Scorpius Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2844103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 East Houston Street
San Antonio, TX	27560
(Address of principal executive offices)	(Zip Code)

(919) 240-7133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0002 par value per share	SCPX	NYSE American LLC
Common Stock purchase rights		NYSE American LLC

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

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,877,997 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of April 30, 2025, the issuer had 12,387,712 shares of common stock outstanding.

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

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Scorpius” refer to Scorpius Holdings, Inc. and its subsidiaries.

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

Risks Relating to Financial Position and Capital Requirements

●	We have not generated, and do not anticipate generating, significant revenue in the near future.
●	If we do not generate sufficient revenue from operations, we will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce, or eliminate our development programs or commercialization efforts.
●	Our financial statements have been prepared assuming that we will continue as a going concern.
●	We have incurred net losses every year since our inception and expect to continue to generate operating losses and it is uncertain whether we will achieve profitability.
●	We identified material weaknesses in our internal control over financial reporting and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.
●	Certain of our convertible notes have restrictive covenants that prohibit us from engaging in certain finaning activities.
●	We are in payment default under the terms of our convertible notes, which notes are secured by our assets and a default thereunder could result in us losing the pledged assets.
●	We may be unable to attract a satisfactory strategic alternative.

Risks Relating to Our Company

●	We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities.
●	We depend on spending and demand from our customers for our contract development and manufacturing services and any reduction in spending or demand could have a material adverse effect on our business.
●	To date, our revenues have come from a limited number of customers.
●	We generally do not have long-term CDMO customer contracts.
●	All of our manufacturing services are conducted at our facility situated in San Antonio, Texas, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.
●	The operations of our business and our suppliers’ businesses could be subject to business interruptions.
●	We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.
●	Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.
●	Our revenues and profitability are dependent upon our customers’ ability to receive and maintain regulatory approval for their product candidates.
●	Our use of hazardous and biological materials could result in us being liable for damages.
●	Certain members of our management team serve as executive directors of the entity that owns Elusys Therapeutics, Inc. which may give rise to potential conflicts of interest.
●	It may be difficult to enforce a judgment of a U.S. court against one of our directors who resides outside of the U.S., or to serve process on such director.
●	We may incur substantial liabilities in connection with our CDMO services.

Risks Relating to Regulatory Approval and Commercialization

●	Failure to comply with existing and future regulatory requirements for our CDMO could adversely affect our business, financial condition, and results of operations.
●	Any failure to maintain the security of information relating to our customers, employees and suppliers could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
●	Our operating results may be adversely affected by fluctuations in foreign currency exchange rates and restrictions on the deployment of cash across global operations.
●	We could be adversely affected by violations of U.S. and worldwide anti-bribery laws.

Intellectual Property Risk Factors

●	We have limited protection for our intellectual property, which could impact our competitive position.
●	We may be found to infringe upon third-party intellectual property rights of others.

General Risk Factors

●	Our failure to meet the continued listing requirements of the NYSE American has resulted in suspension of trading on the NYSE American and is expected to result in a de-listing of our common stock.
●	Future delisting of our common stock from the NYSE American would adversely affect our business, financial condition, and liquidity.
●	We rely extensively on our information technology systems and are vulnerable to damage and interruption.

●	Changes in general economic conditions, geopolitical conditions, trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.
●	We may not successfully effect our intended expansion, which would harm our business prospects.
●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.
●	We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
●	We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
●	The possible issuance of common stock subject to options, restricted stock units, and warrants may dilute the interests of stockholders.
●	We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.
●	Certain provisions of the Delaware General Corporation Law, our bylaws and stockholder rights plan may have anti-takeover effects that may make an acquisition of our company more difficult.
●	Our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
●	Future sales of our common stock by our existing stockholders could cause our stock price to decline.
●	Our shares of common stock are from time to time thinly traded, so stockholders may be unable to sell at or near ask prices or at all.
●	Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Item 1.       Business

Overview

We are a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of biologics manufacturing services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. We pair CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the production of cell- and gene-based therapies as well as large molecule biologics. Our services include clinical and commercial drug substance manufacturing, release and stability testing and variety of process development services, including upstream and downstream development and optimization, analytical method development, as well as cell line development, testing and characterization. Our San Antonio, TX facility commenced operations in September 2022.

During 2023, our priorities shifted to biomanufacturing capabilities, resulting in a refocusing of resources towards biomanufacturing efforts and away from research and biodefense efforts as well as divestment of clinical stage oncology assets including HS-110 and PTX-35. We intend to continue discovery efforts of our subsidiary, Skunkworx Bio, Inc. (“Skunkworx”), if we have sufficient resources.

Recent Developments

NYSE American Delisting Notification

Our shares of common stock are currently suspended from tading on the NYSE American and are currently trading on the OTC Markets Pink Limited exchange; however, they remain listed on the NYSE American, pending a review of the staff’s determination to delist our common stock and appeal of its determination. There can be no assurance that the appeal will be successful. On April 21, 2025, we received notice from the NYSE Regulation that it had suspended trading of our common stock and determined to commence proceedings to delist our common stock from the NYSE American  as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. Although we had a right to a review of the staff’s determination to delist our common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, we did not request a review of the staff’s determination or appeal this determination. Therefore, we expect that the NYSE American will apply to the Securities and Exchange Commission to delist our common stock pending completion of applicable procedures in the next few days.  We have filed an application to list our common stock on the Nasdaq Capital Market (the “Nasdaq”). We do not currently meet the initial listing requirements of the Nasdaq and there can be no assurance that we will meet the initial listing requirements of the Nasdaq.

On April 16, 2025, we received a notice from the NYSE Regulation stating that we are not in compliance with the continued listing standards of the NYSE American LLC under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2024, which was due to be filed with the Securities and Exchange Commission no later than April 15, 2025. We believe that the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 will satisfy the late filing notification; however, it will not satisfy our other deficiencies.

Appointment of Director

On March 3, 2025, we increased the size of our Board of Directors to five members and appointed Tan Sze Thuan to serve as a director. We believe that Mr. Thaun’s experience can provide strong support to our international financing and expansion opportunities. Mr. Thuan is the founder and Chief Executive Officer of World Total Logistics Sdn Bhd, a Malaysian logistics company engaged in the shipping, total logistics company, freight forwarding, trucking, warehousing and distribution industry. Mr. Thuan will receive the standard compensation available to the Company’s current non-employee directors.

Exploration of Strategic Alternatives

On February 26, 2025, we announced that we had engaged Alliance Global Partners to assist in exploring strategic alternatives.  There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction.

Reverse Stock Split

On July 17, 2024, we effected a 1-for-200 reverse stock split (the “Reverse Stock Split”) with resulting fractional shares paid in cash. Corresponding adjustments were also made to the number of shares of common stock issuable upon exercise or conversion of our convertible securities, outstanding equity awards, and warrants, as well as the applicable exercise prices. Unless otherwise noted, we have retroactively adjusted all share amounts and per share data in this Annual Report to give effect to the Reverse Stock Split.

Private Placement and Public Offerings

During 2024 and through April 30, 2025, we consummated multiple private placements and public offerings, which are described in detail within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

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

Our Biomanufacturing Capabilities

Through our subsidiary, Scorpius Biomanufacturing, Inc. (“Scorpious Bio”), we provide process development and biomanufacturing services to support the biomanufacturing needs of our customers. We couple CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. We anticipate our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

We commenced operations of the leased San Antonio, TX facility in September 2022.

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, revenue from our CDMO biomanufacturing facility, grant funding, additional equity financings, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. As of the date of the filing of this Annual Report, we do not have any funding commitments. We are also exploring strategic alternatives.

We plan to manufacture CGMP pharmaceutical-grade products for our customers in our San Antonio, TX facility. Scorpius Bio has multiple biotechnology, pharmaceutical, and university customers from which it has generated revenue to date. The deposits from these customers are in deferred revenue and will be converted to revenue once we meet our performance obligations for these contracts. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a single source supplier. We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations. See “Risk Factors—Risks Related to Our Business” for additional discussion of raw materials supplied by third party vendors for the products we manufacture for our customers.

Our Competitive Strengths

We believe that we are well positioned to address the market for biopharmaceutical manufacturing derived from mammalian and microbial cell culture, due to the following factors:

◾	Expertise in Mammalian and Microbial Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian and microbial cell culture-based biologics development and manufacturing capabilities. We believe we are well positioned in the industry, given our expertise in mammalian and microbial cell culture for biologics manufacturing.
◾	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. Our process development, CGMP drug substance biomanufacturing, project management, quality systems and quality control are all supported by modern facilities designed to meet customer needs for clinical scale or small scale commercial production. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduce our capital spending needs.
◾	Modern and Optimized Infrastructure: With our San Antonio, TX facility we continue to position our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite analytical and process development laboratories and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors, our San Antonio, TX facility is designed to provide our customers with the desired efficiency and flexibility.

Our Growth Strategy

We believe we have a significant opportunity to continue to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility through the following strategies:

◾	Diversify Customer Base: We have diversified and expanded our customer base and have developed marketing and sales strategies designed to further diversify our customer base and drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.

◾	Expand Service Offerings: We have invested in strategic opportunities to expand our service offerings. During 2023, we expanded our CDMO service offering to include enhanced microbial and mammalian development and manufacturing services.
◾	Expand Process Development Capabilities: We have expanded our process development capabilities in order to make our operations more attractive to emerging biotechnology and pharmaceutical companies. We plan to continue to explore the addition of capabilities and services that bring value to our customers, enhancing their processing design, speeding their time to market and supporting these activities with state-of-the-art analytics.
◾	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein will improve operating margins.

The key elements of our strategy are:

◾	Maximize commercial opportunities for Scorpius Bio: We launched Scorpius Bio in September 2022 as a CDMO focused on developing bioanalytic, process development, and biomanufacturing capabilities to support our clinical and commercial pipeline. We are opportunistic in offering biomanufacturing capacity to third parties as a fee-for-service model and believe our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets.
◾	Enhance our partnering efforts: We are continually exploring partnerships for licensing and other collaborative relationships and remain opportunistic in seeking strategic partnerships that maximize our economic potential and align with our objective to become a market leader in contract development and manufacturing.
◾	Manage our business with efficiency and discipline: We believe we have efficiently utilized our capital and human resources to develop and build out our CDMO capabilities.

Acquisition and Divestiture of Elusys Therapeutics, Inc.

Acquisition

We had acquired Elusys Therapeutics, Inc. (“Elusys Therapeutics”) in April 2022 (the “Merger Closing Date”), when we consummated the transaction contemplated by the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with our wholly owned subsidiary, Heat Acquisition Sub 1, Inc. (“Merger Sub”), Elusys Therapeutics and Fortis Advisors LLC with Elusys Therapeutics continuing as the surviving entity as our wholly owned subsidiary. Pursuant to the Merger Agreement, as merger consideration  we paid at the closing a cash upfront payment of $3,000,000 to certain of the equity holders of Elusys Therapeutics (the “Sellers”) and assumed and contributed $867,646 to the payment of 50% of certain Elusys Therapeutics lease termination and employee severance payments. We also paid to the Sellers (i) $2,000,000 and (ii) agreed to pay earn out payments for a period of 12 years from the Merger Closing Date equal to 10% of the gross dollar amount of payments received during each one year period during such twelve year period with respect to any sale, license or commercialization anywhere in the world of ANTHIM® that either: (a) occurs during the first nine years after the Merger Closing Date in any respect; or (b) occurs thereafter pursuant to any contract, agreement, commitment or order that is placed, granted, awarded or entered into during the first nine years after the Merger Closing Date. In addition, Elusys Therapeutics shareholders’ received an additional payment of approximately $6.6 million, net from the fulfillment of an existing U.S. Government contract which we agreed to fulfill the future obligations of Elusys Therapeutics under such contract and pass through to the Sellers the revenue that is received under such contract minus the costs associated with such fulfillment obligations, subject to certain adjustments to the Merger Consideration specified in the Merger Agreement, including income taxes payable with respect to such payments. We also paid an additional $4.2 million to the Sellers pursuant to the terms of the Merger Agreement which further provided that eighty percent of any amounts paid to and received by Elusys Therapeutics after the Merger Closing Date and prior to June 30, 2023 with respect to the sale of 1,500 pre-filled vials of ANTHIM® shall be paid to the Sellers, subject to certain adjustments specified in the Merger Agreement. We also agreed to use commercially reasonable efforts to maintain, finance, operate and promote ANTHIM® and maintain the existing government contract and to continue to operate the Elusys Therapeutics business so as to allow the Sellers to receive the Merger Consideration.

Divestiture

On December 27, 2023, pursuant to that certain Asset and Equity Interests Purchase Agreement, dated December 11, 2023 (the “Divestiture Agreement”), that we entered into with Elusys Holdings, Inc. (“Elusys Holdings”), a company controlled by our Chairman, Chief Executive Officer and President, Jeffrey Wolf, we completed the sale to Elusys Holdings of: (i) all of the issued and outstanding equity interests in Elusys Therapeutics, and (ii) the exclusive right to use the name “NightHawk” and ownership of any and all trademark, goodwill and other rights in connection with such name, which right and ownership will commence at a later date to be agreed upon by the parties (collectively, the “Purchased Assets”) (such transaction, the “Divestiture Transaction”).

Pursuant to the Divestiture Agreement, Elusys Holdings assumed certain specified liabilities and manufacturing commitments relating to Elusys Therapeutics’ business, which at the time of the closing were estimated at $51.4 million. The assumed liabilities and manufacturing commitments include all amounts owed to the former owners of Elusys Therapeutics under the Merger Agreement, which provides that we will remain liable if Elusys Holdings fails to satisfy its obligations to pay merger consideration under the Merger Agreement. As of December 31, 2024, all merger consideration payments have been made. Mr. Wolf and William Ostrander, our Chief Financial Officer, will continue to serve in their current positions with us and also continue to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Elusys Holdings.

Pursuant to the Divestiture Agreement, Elusys Holdings paid us $500,000 on December 11, 2023. The Divestiture Agreement further provided that Elusys Holdings is further obligated to pay to us on an annual basis a royalty fee (the “Contingent Earn-Out Receivable”) equal to 3% of gross revenue received by Elusys Holdings or any of its affiliates or their respective successors or licensees from all sales of the anthrax antitoxin known as ANTHIM® during the period commencing on January 1, 2024 and ending on June 30, 2031; provided that, if as of December 31, 2028, we have not received an aggregate of $5,000,000 in such royalty fees, Elusys Holdings will be obligated to pay to us no later than March 1, 2029 a cash payment equal to the difference between the aggregate amount of such royalty fees received by us and $5,000,000.  The terms of the Contingent Earn-Out Receivable were modified as further described below.

Pursuant to a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement that we entered into with Elusys Holdings on July 30, 2024, the Divestiture Agreement was amended to eliminate the payment of any royalty fees by Elusys Holdings to us and instead required a cash payment of $2.5 million on or prior to December 31, 2028. On March 12, 2025, we entered into a Second Amendment to Asset and Equity Interests Purchase Agreement (the “Second Amendment to Divestiture Agreement”) with Elusys Holdings. Pursuant to the Second Amendment to Divestiture Agreement, the $2.5 million cash payment was elimanted in exchange for the payment by Elusys Holdings of $550,000 in cash, which amount was paid to us on March 12, 2025.

Promissory Note

On January 26, 2024, Elusys Holdings also, as a post-closing covenant, purchased from us a convertible promissory note in the aggregate amount of $2,250,000 (the “Original Elusys Convertible Note”), the conversion of which was subject to both Elusys Holdings election and obtaining stockholder approval of the issuance of shares of our common stock upon such conversion, which stockholder approval was obtained on July 15, 2024. The Original Elusys Convertible Note bore interest at a rate of 1% per annum and was to mature on the one-year anniversary of its issuance. The conversion price was $78.22 (as adjusted for the Reverse Stock Split), which was equal to 110% of the volume weighted average price (VWAP) of our common stock for the seven trading days prior to December 11, 2023. Based upon such conversion price, Elusys Holdings would be issued 29,053 shares of our common stock upon conversion of the Original Elusys Convertible Note.

On May 1, 2024, we issued to Elusys Holdings an amended and restated convertible note (the “Restated Elusys Convertible Note”) in the principal amount of $2,250,000 in exchange for the Original Elusys Convertible Note. The Restated Elusys Convertible Note bears interest at a rate of 1% per annum, matures on September 1, 2025 and will convert into shares of our common stock at the option of Elusys Holdings only if i) stockholder approval, as may be required by the applicable rules and regulations of the NYSE American related to the issuance of all of the shares of common stock issuable upon conversion of the Restated Elusys Convertible Note, is obtained prior to the maturity date and ii) any required approval of the NYSE American of such share issuance is obtained. The conversion price of the Restated Elusys Convertible Note was equal to 110% of the volume weighted average price (VWAP) of common stock for the seven trading days prior to December 11, 2023 which was $78.22; however, Section 2(b) of the Restated Elusys Convertible Note provided that if we consummated a public financing, subject to certain exceptions, within sixty days of May 1, 2024, the conversion price would be adjusted to be 110% of the per share purchase price of the common stock in such public financing (with such adjustment only being made upon the first financing in the event of multiple financings during the foregoing period). Based on the public offering that we consummated in May 2024, the conversion price of the Restated Elusys Convertible Note was adjusted to $22.00 resulting in the ability to convert the Restated Elusys Convertible Note into up to 103,908 shares of common stock (including the principal amount of $2,250,000 and all accrued interest thereon calculated as of the date of maturity). At the 2024 Annual Meeting of Stockholders, our stockholders approved the issuance of the shares of common stock issuable upon full conversion of the Restated Elusys Convertible Note.

On May 1, 2024, in connection with the issuance of the Restated Elusys Convertible Note, we entered into a Note Purchase Agreement (the “$750K Note”) with Elusys Holdings, pursuant to which Elusys Holdings loaned us $750,000, which was subsequently cancelled as described below.

On July 30, 2024, we entered into a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement with Elusys Holdings (the “Note Amendment”). Pursuant to the Note Amendment, the $750K Note was cancelled in exchange for an amendment to the Divestiture Agreement. The amendment eliminates the payment of any royalty fees by Elusys Holdings to us and instead requires a cash payment of $2.5 million on or prior to December 31, 2028. As a result of the payment provision changes of the amendment, the Contingent Earn-Out Receivable was reclassified as a Related Party Receivable.

On March 12, 2025, we entered into a Second Amendment (the “Second Amendment”) to the Asset and Equity Interests Purchase Agreement, dated as of December 11, 2023, as amended as of July 30, 2024 (the “Purchase Agreement”), by and between Elusys Holdings Inc. (“Elusys Holdings”) and us. Pursuant to the Second Amendment, in exchange for the payment of $550,000 by Elusys Holdings to us on or about March 12, 2025, the Purchase Agreement was amended to eliminate the payment of $2.5 million to us on or prior to December 31, 2028.

Shared Services Agreement

In connection with the Divestiture Transaction, we entered into a shared services agreement (the “Shared Services Agreement”) with the Elusys Holdings setting forth the terms on which we will provide to Elusys Therapeutics, on a transitional basis, certain services or functions that we had historically provided to Elusys Therapeutics. Shared services will include various administrative, accounting, billing, cash management and banking and budgeting services and other support services. In consideration for such services, Elusys Holdings will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of its direct and indirect costs incurred in providing those services. We will charge Elusys Holdings a fee for services performed by (i) our employees which shall be a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. Elusys Holdings will also pay us for general and administrative expenses incurred by us attributable to both the operation of the Elusys Holdings and us (other than the provision of the services performed by our employees) and the provision of the shared services.

License Agreement with Shattuck Labs

In June 2016, we entered into an exclusive license agreement with Shattuck Labs, Inc. (“Shattuck”) pursuant to which we licensed to Shattuck certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by us. Shattuck paid us an initial license fee of $50,000 and was obligated to pay us fees upon its receipt of sublicensing income, achievement of certain milestones and royalties upon sales of commercial products. The technology that was out-licensed to Shattuck is in the early stages of development and there is a low likelihood of success for any technology at such stage, and there can be no assurance that any products will be developed by Shattuck or that we will derive any revenue from Shattuck. In February 2023, we were notified by Shattuck that a milestone was met and we received an additional $100,000 in milestone payments. In January 2024, we entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”) pursuant to which we assigned all of our rights, title, and interest pursuant to the license for consideration of $1,000,000, which was received in January 2024.

CDMO Competition

We formed Scorpius Bio to develop bioanalytic, process development, and biomanufacturing capabilities to third parties as a fee-for-service CDMO model. Scorpius Bio is focused on cell- and gene-based therapies as well as large molecule biologics and provides a broad array of services prioritizing American-made equipment, reagents, and materials when possible. Scorpius Bio pairs CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support the advancement of clinical and commercial programs.

We anticipate competing with established biomanufacturers including Lonza Group, WuXi AppTec, Avid Bioservices, and Catalent. The COVID-19 pandemic revealed a critical shortage in U.S. biomanufacturing capacity. Historically, therapies could often take ~10 years to commercialize. However, with the implementation of Emergency Use Authorization, complex, effective vaccines can now advance through pipelines at record speed, contributing to new expectations for time to market, cost reduction, regulatory compliance, and good manufacturing performance. Considering the global cell and gene therapy clinical trials market size was valued at $9.2 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 22.3% from 2021 to 2028 per Grand View Research, we anticipate that a shortage of industry capacity may minimize the risk of direct competition. Additionally, we anticipate our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make the organization competitive for U.S. government contracts and biodefense assets. Scorpius Bio is focused on manufacturing cell- and gene-based therapies and large molecule biologics.

Intellectual Property

We do not currently own any patents but do have patent applications pending in the United States. Additionally, we have acquired and developed and continue to acquire and develop knowledge and expertise (“know-how”) and trade secrets in the provision of process development and manufacturing services. Our know-how and trade secrets may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.

We also own trademarks to protect the names of our services. Trademark protection continues in some countries as long as the trademark is used, and in other countries, as long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely.

Government Regulation

CDMO Regulatory Approval

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the Food and Drug Administration (“FDA”), as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products. We are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with CGMP and other laws. Accordingly, we must continue to expend time, money, and effort in the area of production and quality control to maintain CGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved Biologics License Application (“BLA”), including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

Customers

Revenues have historically been derived from a small customer base. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the years ended December 31, 2024 and 2023, the Company’s major customers’s percentages of total revenue were as follows:

Year Ended
Major Customers	December 31, 2024
Customer A (4)	37%
Customer B	16%

Year Ended
Major Customers	December 31, 2023 (1)
Customer A (4)	70%
Customer C	12%

Year Ended
Major Customers (inclusive of discontinued operations)	December 31, 2023 (2)
Customer D (3)	49%
Customer A (4)	36%

(1)	Percentages based on revenue of $7.0 million as reported on the Consolidated Statements of Operations and Comprehensive Loss.
(2)	Percentages based on revenue of $13.7 million comprised of $7.0 million from continuing operations and $6.7 million from discontinued operations as reported in Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements.
(3)	Revenue from this customer is included in discontinued operations. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.
(4)	This customer migrated to a larger CDMO for commercial manufacture of their product during 2024.

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

Backlog

Our backlog represents, as of a point in time, expected future revenue from work not yet completed under signed contracts. As of December 31, 2024, our backlog was approximately $1.1 million, a 89% decrease as compared to approximately $10.4 million as of December 31, 2023. While we anticipate a significant amount of our backlog will be recognized over the next year, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; and the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

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

Our principal offices are located at 1305 East Houston Street, San Antonio TX 78205. Our website address is www.scorpiusbiologics.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10 K, Quarterly Reports on Form 10 Q and Current Reports on Form 8 K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating Committee. Our phone number is (919) 240-7133 and our facsimile number is (919) 869-2128. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Unless otherwise indicated, references to Scorpius Holdings, Inc. also include references to our subsidiaries Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx, Scorpius Bio, Blackhawk Bio, Inc., and Abacus Biotech, Inc. On May 30, 2012, we formed two wholly-owned subsidiaries, Heat Biologics III, Inc. and Heat Biologics IV, Inc. We formed Heat Biologics GmbH (Heat GmbH), a wholly-owned limited liability company, organized in Germany on September 11, 2012 and Heat Biologics Australia Pty LTD, a wholly-owned company, registered in Australia on March 14, 2014. On October 25, 2016, we formed a wholly-owned subsidiary, Zolovax, Inc., to focus on the development of gp96 based vaccines targeting Zika, HIV, West Nile, dengue, yellow fever, and SARS-CoV-2. In June 2012, we divested our 92.5% interest in Pelican. On April 28, 2017, we completed the acquisition of an 80% controlling interest in Pelican, a related party prior to acquisition. In October 2018, we entered into an agreement with the University of Miami (“UM”) whereby UM exchanged its shares of stock in our subsidiaries, Heat I and Pelican, resulting in us owning 100% of Heat I and increasing our controlling ownership in Pelican from 80% to 85%. We assigned our proprietary rights related to the development and application of our ImPACT® therapy platform to Heat I. In November 2018, we formed Skunkworx which uses a unique and proprietary platform to generate new biological entities that we may rapidly advance into clinical development. Also, in November 2018, we formed Scorpius Biomanufacturing, Inc. to focus on developing bioanalytic, process development and manufacturing capability. In February 2021, we formed Abacus Biotech, Inc., a wholly-owned subsidiary to pursue additional opportunities related to our business. In April 2022, we acquired our former subsidiary, Elusys Therapeutics, to focus on commercializing ANTHIM® and developing additional biodefense product candidates. As further described in Note 2, “Discontinued Operations” of the Notes to the Consolidated Financial Statements, Elusys Therapeutics was divested on December 27, 2023 when it was sold to Elusys Holdings.

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

As of December 31, 2024, we had a total of ninety (90) employees, eighty-nine (89) full-time and one (1) part-time. Of the total, fifty-one (51) were in CDMO operations, five (5) were in Sales and Marketing, thirty-two (32) were in General and Administrative, and two (2) were in Research and Development. All of our employees are based in the United States, with seventy-five (75) in San Antonio, TX and fifteen (15) in various other states. We consider our relationships with our employees to be good. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our CDMO strategy. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

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

Risks Relating to our Financial Position and Capital Requirements

We have not generated, and do not anticipate generating, significant revenue in the near future.

To date, we have not generated significant revenue from our business and a significant portion of our revenue has been revenue from lines of business in which we are no longer engaged. For the years ended December 31, 2024 and 2023, we had net losses of approximately $34.3 and $46.8 million, respectively. We do not anticipate generating any significant revenue from the provision of CDMO services for several years as we are a new entrant into that line of business. Even if we generate revenue from the provision of services, there can be no assurance that we will be profitable. Establishing the manufacturing facility required us to incur significant expenses before any revenue was realized from the facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

If we do not generate sufficient revenue from operations, we will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce, or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2024, our operating activities used net cash of approximately $26.0 million and as of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $1.2 million. During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023 our cash and cash equivalents and short-term investments were approximately $2.4 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2024, our accumulated deficit was $287.2 million and as of December 31, 2023, our accumulated deficit was $254.4 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services until we expand our customer base. In addition, we expect our expenses to increase due to the operation of the manufacturing facility in San Antonio, TX.

Our current cash is anticipated to be sufficient to fund operations through April 2025.  We expect that we will need additional future financing which may not be available on acceptable terms, if at all.

Unless we generate significant revenue from operations in the next few weeks, we will need to raise additional capital to fund our operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Unless our revenue increases from past historical revenue, our current cash and cash equivalents, including proceeds from our recent completed public offerings and debt issuances, is anticipated to be sufficient to fund operations through April 2025. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until April 2026 due to the late filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), which date may be extended if the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “March 2025 Quarterly Report”) or certain other filings are not timely filed, and various rules of the SEC that place limits on the number and dollar amount of securities that we may sell. In addition, our current outstanding debt holders have a right to require us to use 25% of any proceeds received from each future financing to repay their loans. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants (such as those in our current debt financing) that may impact our ability to conduct our business. We expect that our common stock will be delisted from trading on the NYSE American and therefore we will be limited in the types of financings we can effect. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the company including a work force reduction, or initiate steps to cease operations or liquidate our assets.

Our financial statements have been prepared assuming that we will continue as a going concern.

We have an accumulated deficit of $287.2 million as of December 31, 2024 and a net loss of approximately $34.3 million for the year ended December 31, 2024 and have not generated significant revenue or positive cash flows from operations. We expect to incur significant expenses and continued losses from operations for the foreseeable future. Our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditor also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2024 and 2023, we incurred a net loss of $34.3 million and $46.8 million, respectively. We have an accumulated deficit of $287.2 million through December 31, 2024. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from our manufacturing facility until such time as it is fully operational and operating at full capacity. Our ability to achieve profitability will depend on us successfully scaling up as a CDMO, market acceptance of our services, and our capacity to develop, introduce and sell our services to our targeted markets. Furthermore, there can be no assurance that we generate sufficient revenue from manufacturing services to support the expenses anticipated to be incurred by the manufacturing facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Even if we succeed in generating revenue as a CDMO, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating expenses and anticipate that our expenses will increase substantially in the foreseeable future as we implement additional internal systems and infrastructure and hire additional personnel.

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

We identified material weaknesses in our internal control over financial reporting and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that our disclosure controls and procedures and internal control over financial reporting are effective. The material weaknesses identified to date include (i) ineffective information technology general controls in the areas of user access and segregation of duties; (ii) ineffective design of management review controls over the computation of disclosure of income taxes; and (iii) the ineffective design and impementaion of controls around process development revenue recognition. As a result of the material weaknesses, we believe that our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective for the the year ended December 31, 2024 and the quarter ended March 31, 2025. In preparing our audited financial statements for the year ended December 31, 2024 and unaudited financial statements for the quarter ended March 31, 2025, we determined that the material weaknesses still exist in the Company’s internal controls over financial reporting and our disclosure controls were ineffective. Management is committed to the remediation of the material weaknesses. Management is actively engaged in the implementation of remediation efforts.

We will be required to expend time and resources to further improve our internal controls over financial reporting. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

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

Certain of our convertible notes have restrictive covenants that prohibit us from engaging in certain finaning activities.

The 9% senior secured convertible notes that we issued on December 6, 2024 (the “December 2024 Secured Convertible Notes”) in the aggregate principal amount of $13,388,889 to certain institutional investors contain, and any future indebtedness agreements may contain, certain covenants that restrict our ability to finance future operations or capital needs, restrict certain of our expenditures or restrict us from engaging in other business activities.  The December 2024 Secured Convertible Notes prohibit us and our subsidiaries from incurring any new indebtedness and they also provide that while the December 2024 Secured Convertible Notes remain outstanding, we are required to maintain a net monthly cash burn of not more than $1,800,000, calculated on an average trailing-three-month basis, decreasing by increments of $500,000 every three months. As of the date of this filing, we are in compliance with these restrictive covenants in the December 2024 Secured Convertible Notes, but there is no assurance that we will be able to remain in compliance with such covenants in the future. Any failure to comply with these restrictive covenants could result in a declaration of default under the December 2024 Secured Convetible Notes by the holders thereof, which would likely have a material adverse effect on our business operations.

Certain of our convertible notes are secured by our assets and the assets of our subsidiaries, and a default thereunder could result in us losing the pledged assets.

The December 2024 Secured Convertible Notes bear interest at a rate of 9% per annum payable in cash on the first business day of each fiscal quarter beginning January 2, 2025 and mature on December 6, 2027, unless prior thereto there is an event of default, including the failure of Jeffrey Wolf to remain as our Chief Executive Officer. There is no assurance that we will generate sufficient revenue or raise sufficient capital to be able to make the required interest payments under the December 2024 Secured Convertible Notes. We and each of our domestic subsidiaries granted security interests in all of our assets, including, without limitation, deposit accounts, cash, equipment, contract rights, general intangibles and certain pledged securities, to secure our obligations under the December 2024 Secured Convertible Notes. We and each of our domestic subsidiaries have also guaranteed our obligations under the December 2024 Secured Convertible Notes and as surety for repayment thereof. The holders of the December 2024 Secured Convertible Notes have not demanded payment or declared a default, however, as of April 30, 2025, we have failed to satisfy the first two quarterly payments on January 2, 2025 and April 1, 2025. Unless waived, this payment default or any other default on any obligations owed under the December 2024 Secured Convertible Notes, including the affirmative and negative covenants contained therein, could result in our assets being foreclosed upon or require us to redeem the notes. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations.

We may be unable to attract a satisfactory strategic alternative.

On February 26, 2025, we announced that we had engaged Alliance Global Partners to assist in exploring strategic alternatives.  There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction.

Risks Related to Our Company

We have a limited operating history conducting commercial development of bioanalytics, process development and manufacturing activities.

In 2022, we entered into a new line of business, the provision of contract development and manufacturing services and to date, we have not generated significant revenue as a CDMO and no assurance can be given that we will be able to generate significant revenue as a CDMO or that we will be successful in providing such services. Our ability to generate this revenue will depend, in part, on our ability to attract and maintain customers and on the amount spent by the customers on such services. If our facility fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate it. Our bioanalytics, process development and biomanufacturing activities will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facility and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

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

We depend on spending and demand from our customers for our contract development and manufacturing services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacturing of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, financial condition, and results of operations. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on such spending. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers, which may be influenced by the recent sharp downturn in available private and public funding for small and emerging biotechnology companies, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.

To date, our revenues have come from a limited number of customers.

For the year ended December 31, 2024, substantially all of our revenue was derived from a limited number of customers. Though we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the year ended December 31, 2024, revenue from two customers accounted for 53% of total revenue of $6.2 million. For the year ended December 31, 2023, revenue from two customers accounted for 82% of total revenue of $7.0 million. One customer accounted for 37% and 70% of our total revenue for the fiscal years ended December 31, 2024 and 2023, respectively. This customer migrated to a larger CDMO for commercial manufacture of their product during 2024. The loss of, or a significant reduction of business from, any of our primary customers will have a material adverse effect on our business, financial condition, and results of operation unless we are able to replace such customers with other primary customers.

We generally do not have long-term CDMO customer contracts.

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

The operations of our business and our suppliers’ businesses could be subject to business interruptions.

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

Our revenues and profitability are dependent upon our customers’ ability to receive and maintain regulatory approval for their product candidates.

Our success depends upon the regulatory approval of the products we manufacture. As such, if our customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products and we are not able to manufacture these products, our revenue and profitability will be adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers will likely choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our manufacturing capacity and capabilities and achieve profitability.

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

It may be difficult to enforce a judgment of a U.S. court against one of our directors who resides outside of the U.S., or to serve process on such director.

One of our directors resides outside of the United States and most of the assets of this individual are located outside of the United States. Therefore, a judgment obtained against such director, may not be collectible in the United States and may not be enforced by a court outside of the United States. It also may be difficult for you to effect service of process on this person in the United States. Additionally, courts outside of the United States might not enforce judgments rendered in the United States, which may make it difficult to collect on judgments rendered against our non-U.S. director.

We may incur substantial liabilities in connection with our CDMO services.

We perform CDMO services for third parties in our facility in San Antonio, TX.  We could incur liabilities in the performance of these services, including liabilities for damage to materials supplied to us. If any of the products or services we develop are used in clinical trials, clinical trial liability claims may be filed against us for damages suffered by clinical trial subjects or their families. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities which could impact our ability to continue as a going concern.

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

Any failure to maintain the security of information relating to our customers, employees and suppliers could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the sales and marketing of our services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding employees and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

We could be adversely affected by violations of U.S. and worldwide anti-bribery laws.

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

We do not currently own any patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Competitors may challenge the validity or scope of our intellectual property rights we may obtain. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. Proceedings to enforce our rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, competitors may design around our technology or develop competing technologies.

We may be found to infringe upon third-party intellectual property rights of others.

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

General Risk Factors

Our failure to meet the continued listing requirements of the NYSE American has resulted in suspension of trading on the NYSE American and is expected to result in a de-listing of our common stock.

Our shares of common stock are currently suspended from tading on the NYSE American and are currently  trading on the OTC Markets Pink Limited exchange; however, they remain listed on the NYSE American. On April 21, 2025, we received notice from the NYSE Regulation that it had suspended trading of our common stock and determined to commence proceedings to delist our common stock from the NYSE American  as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. We had a right to a review of the staff’s determination to delist our common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American. Although we were entitled to request a review of the staff’s determination to delist our common stock and appeal its determination, we determined not to appeal the staff’s determination and therefore we expect that the NYSE American will apply to the Securities and Exchange Commission to delist our common stock in the next few days. Although we have filed an application to list our common stock on the Nasdaq, we do not currently meet the initial listing requirements of the Nasdaq and there can be no assurance that we will meet the in initial listing requirements of the Nasdaq.

On April 16, 2025, we received a notice (the “Notice”) from the NYSE Regulation (the "Notice") stating that we are not in compliance with the continued listing standards of the NYSE American LLC (the "Exchange") under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the "Company Guide") because we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Delinquent Report"), which was due to be filed with the Securities and Exchange Commission (the "SEC") no later than April 15, 2025. We believe that the filing of thos Annual Report on Form 10-K for the year ended December 31, 2024 will satisfy the late filing notification; however, it will not satisfy our other deficiencies. Our shares of common stock are currently listed on the NYSE American.

On June 14, 2024, we received notice from the NYSE Regulation that it had suspended trading of our common stock on the NYSE American and determined to commence proceedings to delist our common stock from the NYSE American as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. Our common stock began trading on the OTC Markets system on June 17, 2024. On July 17, 2024, we effected a reverse stock split at a ratio of 1-for-200, to increase the selling price of our common stock in order to regain compliance with the requirements and policies of the NYSE American. On July 29, 2024, the NYSE American notified us that it had withdrawn its delisting determination and the trading suspension of our common stock on the NYSE American was lifted on August 2, 2024 because the NYSE Regulation staff determined that our common stock was at the time trading above the threshold of low selling price issues as further defined by Section 1003(f)(v) of the NYSE American Company Guide.

In addition, on April 17, 2024, we received an official notice of noncompliance from NYSE Regulation stating that we were not in compliance with the NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file our 2023 Annual Report by the filing due date of April 16, 2024. On May 21, 2024, we received an official notice of noncompliance from NYSE Regulation stating that we were not in compliance with NYSE American continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide due to the failure to timely file our March 2024 Quarterly Report by the filing due date of May 16, 2024. Upon the filing of the 2023 Annual Report and the March 2024 Quarterly Report we received a notice that we had cured the filing delinquency.

If our appeal is not successful, NYSE American will take steps to de-list our common stock. There can be no assurance given that our appeal will be successful or that we will be able to continue to satisfy our continued listing requirements and maintain the listing of our common stock on the NYSE American going forward.

Future delisting of our common stock from the NYSE American is expected to adversely affect our business, financial condition, and liquidity.

The future delisting of our common stock from the NYSE American will likely adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of common stock, reduce our ability to raise additional capital, reduce the price at which its common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. If our common stock is delisted it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock.   In such case, our stockholders’ ability to trade or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our common stock, if delisted from the NYSE American, would be listed on a national securities exchange. Delisting from the NYSE American will also result in negative publicity, adversely affect the market liquidity of our common stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. Further, when our common stock is delisted from NYSE American, our Common Stock will cease to be recognized as a covered security, and we will be subject to additional regulation in each state in which we offer our securities. of stockholders’ equity or market values of our Common Stock, our Common Stock could be delisted. In addition, our stock could become a “penny stock,” which will make trading of our common stock more difficult. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting is expected to adversely affect our business, financial condition and liquidity.

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

Changes in general economic conditions, geopolitical conditions, trade policies, including tariff and customs regulations, monetary policies and other factors beyond our control may adversely impact our business and operating results.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On December 18, 2024, the reported low sale price of our common stock was $0.295 per share and the reported high sales price was $89.94 per share on January 5, 2024. For comparison purposes, on December 31, 2024, the price of our common stock closed at $0.33 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market generally and the market for biotechnology and pharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	actions taken by regulatory agencies with respect to the products we manufacture, manufacturing process;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability to generate revenue from our CDMO facility;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the Russian invasion of Ukraine, and the Israeli conflict, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

We will need to hire additional qualified personnel with expertise in analytical development, formulation and manufacturing, government regulation, sales and marketing, and accounting and finance. We compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

The possible issuance of common stock subject to convertible debt, options, restricted stock units and warrants may dilute the interests of stockholders.

As of April 30, 2025, awards for 62,167 shares of common stock are outstanding under our equity compensation plans and 191,952 shares of common stock remain available for grants under the plans. To the extent that outstanding stock options and warrants are exercised, or additional securities are issued, dilution to the interests of our stockholders may occur. In addition, if the outstanding balance of convertible debt were to be converted into common stock, there would be a significant number of shares of common stock issued. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

Certain provisions of the Delaware General Corporation Law, our bylaws and stockholder rights plan may have anti-takeover effects that may make an acquisition of our company more difficult.

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

Our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our second amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine, except, in each case for claims arising under the Securities Act, the Exchange Act, or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, employees, control persons, underwriters, or agents, which may discourage lawsuits against us and our directors, employees, control persons, underwriters, or agents. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our second amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

On April 30, 2025, we had 12,387,712 shares of our common stock outstanding, all of which are currently eligible for sale in the public market, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 promulgated under the Securities Act. It is conceivable that stockholders may wish to sell some or all of their shares. If our stockholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our stockholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause stockholders to lose part or all of their investment in our shares of common stock.

Our shares of common stock are from time to time thinly traded, so stockholders may be unable to sell at or near ask prices or at all.

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

Item 1B.      Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our policies over areas such as information security, access on/offboarding, and access and account management help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners, including consultants and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

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

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

Item 2.         Properties

Facilities

In November 2022, we commenced a lease that expires October 1, 2030 for 15,996 square feet of office and laboratory space in Morrisville, North Carolina for monthly rent starting at $43,655 and increasing at the rate of three percent (3%) on an annual basis up to a maximum monthly base rent of $53,693. Base rent excludes payments for maintenance of common areas and utilities. Our executive offices were located at this location of 627 Davis Drive, Suite 300, Morrisville, North Carolina 27560. On March 7, 2025, we entered into an Assignment and Assumption of Lease (the “Lease Assignment”) with a third party assignee and our landlord pursuant to which we assigned all of our rights and obligations under the Morrisville, North Carolina lease. With the Lease Assignment, we have moved our principal offices to San Antonio, Texas.

In January 2018, Pelican entered into a five-year lease for 5,156 square feet of office and laboratory space located in San Antonio, Texas for monthly rent of $9,668, exclusive of payments required for maintenance of common areas and utilities. This lease expired in February 2023.

In July 2020, and amended August 2022, we entered into a lease for our Skunkworx subsidiary in North Brunswick, New Jersey for 2,725 square feet of laboratory space for monthly rent of $11,434 exclusive of payments required for utilities. The lease was amended in July 2024 to reduce the square footage to 1,425 square feet for monthly rent of $4,022 exclusive of utilities. The amended lease is set to expire in July 2025 and allows us to cancel with thirty days written notice.

The lease for our mammalian facility commenced in September 2022 and is located at 1305 E. Houston Street, Building 2, San Antonio, Texas 78205 for general office, laboratory, research, analytical, and/or biomanufacturing purposes for monthly base rent starting at $50,360 and increasing at the rate of three percent (3%) on an annual basis up to a maximum monthly base rent of $76,174. This lease is set to expire in September 2037. This lease is classified as a finance lease and we recorded a right-of-use asset and corresponding lease liability at commencement. A second lease for our microbial facility commenced in May 2023 and is located at 1305 E. Houston Street, Building 7, San Antonio, Texas 78205 for biomanufacturing purposes for monthly base rent starting at $21,445 and increasing at the rate of three percent (3%) on an annual basis up to a maximum base rent of $32,436. This lease is set to expire in March 2038. This lease is classified as a financial lease and we recorded a right-of-use asset and corresponding lease liability at commencement. A third lease for our warehouse facility commenced in December 2023 and is located at 12625 Wetmore Road, Suite 301, San Antonio, Texas 78247 for biomanufacturing purposes for monthly base rent starting at $19,479 and increasing at the rate of four percent (4%) on an annual basis up to a maximum base rent of $23,699. This lease is set to expire in March 2038. This lease is classified as an operating lease and we recorded a right-of-use asset and corresponding lease liability at commencement.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective February 6, 2024, Nighthawk Biosciences, Inc. changed its name to Scorpius Holdings, Inc. (the “Company”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. From and after February 6, 2024, our common stock has been listed for trading on the NYSE American under the symbol “SCPX”; however, our common stock since April 16, 2025 has been suspended from trading on the NYSE American and trades on the OTC Markets Pink Limited exchange. On April 21, 2025, we received notice from the NYSE Regulation that it had suspended trading of our common stock and determined to commence proceedings to delist our common stock from the NYSE American as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our  common stock. Although we were entitled to request a review of the staff’s determination to delist our common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, we determined not to appeal the staff’s determination and therefore we expect that the NYSE American will apply to the Securities and Exchange Commission to delist our common stock in the next few days. Although we have filed an application to list our common stock on the Nasdaq, we do not currently meet the initial listing requirements of the Nasdaq and there can be no assurance that we will meet the initial listing requirements of the Nasdaq.

From June 17, 2024 to August 2, 2024 our common stock was also traded on the OTC Markets system but remained listed on the NYSE American pending a delisting determination that was withdrawn on July 30, 2024.  Between May 3, 2022 and February 5, 2024, our common stock was trading on the NYSE American under the symbol “NHWK”. Between February 14, 2022 and May 2, 2022, our common stock was trading on the NYSE American under the symbol “HTBX”. Prior to February 14, 2022, commencing with our initial public offering, our common stock traded on the Nasdaq Capital Market under the symbol “HTBX”.

Holders

As of April 30, 2025, there were approximately 12 stockholders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Stock Incentive Plan (1)	62	$28,182.90	—
2017 Stock Incentive Plan	126	3,876.67	168
2018 Stock Incentive Plan	30,550	609.19	155,968
2021 Abacus Subsidiary Stock Incentive Plan	10,526	0.01	9,474
2021 Blackhawk Subsidiary Stock Incentive Plan	10,526	0.01	9,474
2021 Scorpion Subsidiary Stock Incentive Plan	—	—	7,245
2021 Skunkworx Subsidiary Stock Incentive Plan	10,526	1.67	9,484
2021 Employee Stock Purchase Plan	—	—	2,129
Total	62,316	$3.63	193,942

———————

(1)	The 2014 Stock Incentive Plan terminated, such that no further awards are available for issuance under this plan. Outstanding awards under this plan continue in accordance with the respective terms of such grants.

Recent Sales of Unregistered Securities

Except as previously disclosed in our filings with the SEC, we had no sales of unregistered equity securities during the year ended December 31, 2024.

Purchase of Equity Securities

We have not purchased any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2024 and 2023 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

Through our subsidiary, Scorpius Biomanufacturing, Inc., we provide process development and biomanufacturing services to support the biomanufacturing needs of third parties. Scorpius Bio couples CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. We anticipate our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

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

We intend to meet our financing needs for the operations of the facility through multiple alternatives, including, but not limited to, cash on hand, revenue from our CDMO biomanufacturing facility, grant funding, additional equity financings, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. As of the date of the filing of this Annual Report, we do not have any funding commitments.

On February 26, 2025, we announced that we had engaged Alliance Global Partners to assist in exploring strategic alternatives for us. This engagement is part of our ongoing efforts to maximize shareholder value and evaluate a range of potential strategic opportunities. Our leadership remains committed to leveraging its scientific and technical expertise to enhance its position in the biomanufacturing sector while considering various avenues to drive long-term growth. There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction.

Recent Financial Developments

See the section entitled “Acquisition and Divestiture of Elusys Therapeutics, Inc.” in Item 1. “Business” for additional information regarding the acquisition and subsequent divestiture of Elusys Therapeutics, as well as the related Original Elusys Convertible Note, Restated Elusys Convertible Note, the $750K Note, the Note Amendment and Shared Services Agreement.

On March 9, 2024, we closed the offering contemplated by the March 7, 2024 Underwriting Agreement with ThinkEquity, LLC (“ThinkEquity”), as representative of the several underwriters named therein, pursuant to which we issued and sold 50,000 shares of our common stock at a price of $30.00 per share for net proceeds of $1.2 million (the “March 2024 Offering”).

On May 16, 2024, we consummated a public offering (the “May 2024 Offering”) of 149,100 units (the “May 2024 Units”) and 150,900 pre-funded units (the “May 2024 Pre-Funded Units”) for a purchase price of $20.00 per May 2024 Unit and for a purchase price of $20.00 per May 2024 Pre-Funded Unit (inclusive of the $0.04 pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each May 2024 Unit consisted of (i) one share of common stock and (ii) one warrant (the “May 2024 Common Warrants”) to purchase one share of common stock (the “May 2024 Common Warrant Shares”), at an exercise price of $24.00 per share (120% of the offering price per Unit). Each May 2024 Pre-Funded Unit consisted of (i) one pre-funded warrant (the “May 2024 PFWs”) to purchase one share of common stock (the “May 2024 PFW Shares”), and (ii) one May 2024 Common Warrant. The May 2024 Offering also granted the underwriter a 45-day option to purchase up to 45,000 shares of common stock, May 2024 Common Warrants, and/or May 2024 PFWs to cover over-allotments. The May 2024 PFWs are immediately exercisable for one share of common stock at an exercise price of $0.04 per share and will remain exercisable until exercised in full. The May 2024 Common Warrants are immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance.

On August 19, 2024, we consummated a public offering (the “August 2024 Offering”) of 2,428,000 shares of common stock and 11,947,000 pre-funded warrants to purchase up to 11,947,000 shares of common stock (the “August 2024

PFWs”), including 1,875,000 option pre-funded warrants to purchase up to 1,875,000 shares of common stock (the “August 2024 Option PFWs”) for a purchase price of $1.00 per share of common stock, a purchase price of $0.9998 per August 2024 PFW, and an exercise price of $0.0002 per August 2024 PFW and August 2024 Option PFW resulting in aggregate gross proceeds of approximately $14.4 million, before deducting underwriting discounts and other offering expenses of $1.3 million. Each August 2024 PFW and August 2024 Option PFW is exercisable for one share of common stock.

On November 27, 2024, we issued a non-convertible promissory note (the “November 2024 Note”) in the principal amount of $225,000 to an institutional investor. The November 2024 Note accrued interest at the rate of 5% per annum and matured on the earliest of: (i) December 15, 2024; (ii) the consummation of a Corporate Event (as such term is defined in the November 2024 Note); or (iii) when, upon or after the occurrence of an event of default under the November 2024 Note. The November 2024 Note was repaid using the proceeds from the December 2024 Offering as further described below.

On December 6, 2024, we issued in a private placement offering (the “December 2024 Offering”) the December 2024 Secured Convertible Notes in the aggregate principal amount of $13,388,889, and warrants (the “December 2024 Common Warrants”) to purchase up to an aggregate amount of 13,388,889 shares of common stock, to certain institutional investors, pursuant to a Securities Purchase Agreement, dated December 5, 2024 (the “December 2024 Purchase Agreement”) for an aggregate purchase price of $12,050,000.

We received net proceeds from the December 2024 Offering of approximately $3.0 million, net of $8.5 million that we agreed to use to repurchase August 2024 PFWs held by the institutional investors (the “Repurchased PFWs”), which amount was paid to the institutional investors at the closing of the December 2024 Offering, and approximately $225,000 to redeem the November 2024 Note, including all principal and accrued interest. In connection with the December 2024 Offering, we agreed to reimburse the institutional investors for all costs and expenses incurred by them or their affiliates in connection with the transactions contemplated by the December 2024 Purchase Agreement, up to a total amount of $50,000. ThinkEquity acted as placement agent in the December 2024 Offering. In connection with the closing of the December 2024 Offering, we paid a placement fee of $285,000 to ThinkEquity, equal to 8% of the net proceeds of the December 2024 Offering paid to us, net of the amount used to repurchase the Repurchased PFWs and the amount of the original issue discount.

In connection with the December 2024 Purchase Agreement, we, each of our domestic subsidiaries, and the institutional investors entered into a security agreement, pursuant to which we and each of our domestic subsidiaries granted security interests in collateral to secure our obligations under the December 2024 Secured Convertible Notes and the December 2024 Purchase Agreement. Each of our domestic subsidiaries also executed and delivered a subsidiary guarantee, pursuant to which they agreed to guarantee our obligations under the December 2024 Secured Convertible Notes and act as surety for payment of the December 2024 Secured Convertible Notes.

The December 2024 Secured Convertible Notes mature on the third anniversary of their date of issuance, or December 6, 2027, unless prior thereto there is an event of default, and bear interest at a rate of 9% per annum payable in cash on the first business day of each fiscal quarter beginning January 2, 2025. In connection with any redemption, conversion, or prepayment of the December 2024 Secured Convertible Notes, the institutional investors are entitled to an amount equal to the additional interest that would accrue under the December 2024 Secured Convertible Notes assuming that the original principal remained outstanding through and including the maturity date (the “Make-Whole Amount”), initially $3,615,000. The institutional investors have not demanded payment, however, as a result of our failure to satisfy the first two quarterly payments on January 2, 2025 and April 1, 2025, the December 2024 Secured Convertible Notes are presented within current liabilities in our consolidated balance sheets as of December 31, 2024.

The December 2024 Secured Convertible Notes are convertible, at the option of the holder, at any time, into a number of shares of common stock equal to the principal amount of the December 2024 Secured Convertible Note plus all accrued and unpaid interest at a conversion price initially equal to $0.50, which was adjusted to $0.25 in February 2025 (the “December 2024 Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap (as defined below) and other limitations. The December 2024 Secured Convertible Notes contain customary events of default, including the failure of Jeffrey Wolf to remain as our Chief Executive Officer, unless an individual reasonably acceptable to the institutional investors has been appointed to replace

Mr. Wolf within thirty (30) days of such occurrence, unless the institutional investors extend such deadline for an additional thirty (30) days at their sole discretion. If an event of default occurs, until it is cured, the institutional investors may increase the interest rate applicable to the December 2024 Secured Convertible Note to 15% per annum. If an event of default occurs, the institutional investors may require us to redeem (regardless of whether such event of default has been cured) all or any portion of the December 2024 Secured Convertible Notes. Subject to limited exceptions set forth in the December 2024 Secured Convertible Notes, the December 2024 Secured Convertible Notes prohibit us and, as applicable, our subsidiaries from incurring any new indebtedness. The December 2024 Secured Convertible Notes also provide that we shall, while the December 2024 Secured Convertible Notes remain outstanding, maintain a net monthly cash burn of not more than $1,800,000, calculated on an average trailing-three-month basis, decreasing by increments of $500,000 every three-months.

The December 2024 Secured Convertible Notes are redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the December 2024 Secured Convertible Notes are outstanding, if we enter into a subsequent placement (as such term is defined in the December 2024 Purchase Agreement and which would include this December 2024 Offering), each of the institutional investors shall have the right, in their sole discretion, to require that we redeem all, or any portion, of the amount due under their December 2024 Secured Convertible Note in an amount not in excess of the institutional investor’s pro rata amount of 25% of the gross proceeds of such subsequent placement.

The December 2024 Common Warrants expire five years from their date of issuance. The December 2024 Common Warrants are exercisable, at the option of the holder, at any time, for up to an aggregate of 13,388,889 shares of common stock at an exercise price initially equal to $0.50, which was adjusted to $0.25 in February 2025 (the “December 2024 Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events and subject to the Exchange Cap. The adjustment to the December 2024 Exerise Price did not change the number of shares of common stock issuable upon exercise of the December 2024 Common Warrants. The December 2024 Secured Convertible Notes and the December 2024 Common Warrants provide for the December 2024 Conversion Price and the December 2024 Exercise Price, respectively, to be adjusted in various circumstances. The December 2024 Common Warrants provide for cashless exercise under certain circumstances.

The number of shares of common stock that may be issued upon conversion of the December 2024 Secured Convertible Notes and exercise of the December 2024 Common Warrants, and inclusive of any shares issuable under and in respect of the December 2024 Purchase Agreement, was subject to an exchange cap (the “Exchange Cap”) of 865,820 shares, which was 19.99% of the outstanding number of shares of our common stock as of December 6, 2024, unless we obtained approval from our stockholders to issue shares of common stock to the holders upon conversion of the December 2024 Secured Convertible Notes and exercise of the December 2024 Common Warrants in excess of the Exchange Cap, which approval was obtained on January 16, 2025. As a result of the amendment to the December 2024 Secured Convertible Notes, if the December 2024 Secured Convertible Notes were to be fully converted into shares of our common stock at the December 2024 Conversion Price of $0.25 currently in effect, assuming no Exchange Cap or any other limitations on conversion, we would issue 53,555,556 shares of common stock plus an additional 14,460,000 shares of common stock if interest and the Make-Whole Amount are also converted into shares of common stock. In addition, under the terms of the December 2024 Secured Convertible Notes and the December 2024 Common Warrants, the institutional investors may not convert the December 2024 Secured Convertible Notes or exercise the December 2024 Common Warrants to the extent such conversion or exercise would cause such institutional investor, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock that would exceed 4.99%, of our then outstanding common stock following such conversion or exercise. The amendments to the December 2024 Secured Convertible Notes and December 2024 Common Warrants also provide that any conversion and exercise is subject to authorization by NYSE American of a Supplemental Listing Application authorizing the issuance of shares of common stock in excess of 47,396,667 shares of common stock issuable upon conversion of the December 2024 Secured Convertible Notes and December 2024 Common Warrants that were previously authorized by NYSE American at the initial conversion and exercise price of $0.50 (with 13,388,889 shares of Common Stock allocated to exercise of the December 2024 Common Warrants and the remaining shares allocated to conversion of the December 2024 Secured Convertible Notes).

On January 30, 2025, we issued a non-convertible promissory note (the “January 2025 Note”) in the principal amount of $600,000 to an institutional investor. The January 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) March 31, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the January 2025 Note); or (iii) when, upon or after the occurrence of an event of default under the January 2025 Note. All payments by us upon maturity, redemption or prepayment of the January 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the January 2025 Note. The January 2025 Note contains customary events of default, including if we or any of our subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note of ours. If at any time the January 2025 Note is outstanding we consummate a subsequent Financing (as such term is defined in the January 2025 Note), the holder shall have the right, it its sole discretion, to require that we redeem the entire outstanding balance of the January 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

On February 12, 2025, we issued a non-convertible promissory note (the “First February 2025 Note”) in the principal amount of $1,000,000 to an institutional investor. The First February 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) April 30, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the First February 2025 Note); or (iii) when, upon or after the occurrence of an event of default under the First February 2025 Note. All payments by us upon maturity, redemption or prepayment of the First February 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the First February 2025 Note. The First February 2025 Note contains customary events of default, including if we or any of our subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note of ours. If at any time the First February 2025 Note is outstanding we consummate a subsequent Financing (as such term is defined in the First February 2025 Note), the holder shall have the right, it its sole discretion, to require that we redeem the entire outstanding balance of the First February 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

On February 26, 2025, we issued a non-convertible promissory note (the “Second February 2025 Note”) in the principal amount of $600,000 to an institutional investor. The Second February 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) May 15, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the February 2025 Note); or (iii) when, upon or after the occurrence of an event of default under the Second February 2025 Note. All payments by us upon maturity, redemption or prepayment of the Second February 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the Second February 2025 Note. The Second February 2025 Note contains customary events of default, including if we or any of our subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note of ours. If at any time the Second February 2025 Note is outstanding we consummate a subsequent Financing (as such term is defined in the Second February 2025 Note), the holder shall have the right, it its sole discretion, to require that we redeem the entire outstanding balance of the Second February 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

On April 10, 2025, we issued a non-convertible promissory note (the “April 2025 Note”) in the principal amount of Four Hundred Fifty Thousand Dollars ($450,000) to an institutional investor. The April 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) May 15, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the Note); or (iii) when, upon or after the occurrence of an event of default under the Note. All payments upon maturity, redemption or prepayment of the April 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the April 2025 Note.

The April 2025 Note contains customary events of default, including if we or any of our subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note of ours. If at any time the April 2025 Note is outstanding we consummate a subsequent Financing (as such term is defined in the April 2025 Note), the holder shall have the right, it its sole discretion, to require that we redeem the entire outstanding balance of the April 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

Termination of Lease

On March 24, 2025, we received a notice of lease termination, effective immediately, from TPB Merchants Ice LLC, a Texas limited liability company (the “Lessor”), the lessor of our principal manufacturing space (the “Premises”) at 1305 E. Houston Street, Building 2, in San Antonio, Texas, terminating that certain Lease dated December 31, 2022, between Lessor and us for the Premises. We are currently in negotiations with the Lessor to enter into a license to occupy and use the Premises.

NYSE American Delisting Notification

Our shares of common stock are currently suspended from tading on the NYSE American and are currently trading on the OTC Markets Pink Limited exchange; however, they remain listed on the NYSE American. On April 21, 2025, we received notice from the NYSE Regulation that it had suspended trading of our common stock and determined to commence proceedings to delist our common stock from the NYSE American  as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. Although we were entitled to request a review of the staff’s determination to delist our common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, we did not request such a review or appeal and expect that the NYSE American will apply to the Securities and Exchange Commission to delist our common stock in the next few days.

On April 16, 2025, we received a notice from the NYSE Regulation stating that we are not in compliance with the continued listing standards of the NYSE American LLC under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2024, which was due to be filed with the Securities and Exchange Commission no later than April 15, 2025. We believe that the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 will satisfy the late filing notification; however, it will not satisfy our other deficiencies.

Second Amendment to the Asset and Equity Interest Purchase Agreement

On March 12, 2025, we entered into a Second Amendment (the “Second Amendment”) to the Asset and Equity Interests Purchase Agreement, dated as of December 11, 2023, as amended as of July 30, 2024 (the “Purchase Agreement”), by and between Elusys Holdings Inc. (“Elusys Holdings”) and us. Pursuant to the Second Amendment, in exchange for the payment of $550,000 by Elusys Holdings to us on or about March 12, 2025, the Purchase Agreement was amended to eliminate the payment of $2.5 million to us on or prior to December 31, 2028.

Funding/Liquidity

We have incurred an accumulated deficit of $287.2 million through December 31, 2024. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations and therefore we will need to raise capital to sustain our operations.

We expect to incur significant expenses and continued losses from operations for the foreseeable future despite our sale of Elusys Therapeutics and the reduced expenses resulting from such sale. We expect to continue to incur significant expenses as we continue to increase operations at our facility in San Antonio. For the year ended December 31, 2024, we generated approximately $6.2 million in revenue and used cash in operating activities of approximately $26.0 million. To date the revenue generated from our operations in San Antonio has not been sufficient to cover our operating expenses and we have raised money through the various completed public offerings and debt issuances described above.

We have suffered recurring losses from operations and not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. At April 30, 2025, our cash and cash equivalents and short-term investments were $2.1 million, inclusive of $1.9 million received from investors from the first tranche of a private placement offering. Our current cash, including revenue generated from operations and the proceeds from the completed public offerings from the sale of common stock and various debt issuances, is anticipated to be sufficient to fund operations only through April 2025.

We intend to meet our financing needs through multiple alternatives, including, but not limited to, cash on hand, revenue from our CDMO biomanufacturing facility, additional equity financings, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. As of the date of the filing of this Annual Report, we do not have any funding commitments. We are also exploring strategic alternatives. There can be no assurance that we will be successful in implementing these plans. If we do not raise capital or successfully engage a strategic partner in the next few months, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

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

We believe the following areas contain critical accounting estimates, the more significant judgments and estimates, used in the preparation of our consolidated financial statements and are not intended to be a comprehensive list of all of our accounting estimates.

●	Revenue and deferred revenue;
●	Debt;
●	Leases;
●	Contingent earn-out receivable, related party and related party receivable

Revenue and Deferred Revenue

Our 2023 revenue primarily consisted of product sales of ANTHIM® and CDMO revenue. ANTHIM® revenue from Elusys Therapeutics is reported in discontinued operations for 2023. Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. Product sales revenue is recognized when performance obligations have been satisfied. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the product, which is typically upon acceptance of the product at the delivery site.

Our CDMO services include a comprehensive range of biologics manufacturing services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. Process development and CGMP manufacturing comprise the majority of our CDMO revenue during 2024 and 2023. Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process for a customer’s product. CGMP manufacturing revenue generally represents custom production of customer's drug product originating from microbial fermentation or mammalian cell culture manufacturing batch processing.

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

The transaction price for services provided under our contracts reflects our best estimate of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. In determining the transaction price, we also consider the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. If observable standalone selling prices are not available, the Company estimates the applicable standalone selling price based on the expected cost plus margin approach.

Under a CDMO contract, the customer owns the product details and process, which has no alternative use. CDMO projects are customized to each customer to meet its specifications, and once material enters the production process, this is considered the point where the product is considered customized under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Further, the customer retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under CDMO contracts, we are entitled to consideration for progress to date that includes an element of profit margin. We recognize CDMO revenue over time utilizing an input method by tracking the progress toward completion by measuring inputs to date relative to total estimated inputs needed to satisfy the performance obligation.

Deferred revenue represent customer deposits for CDMO services billed and/or received in advance of our fulfillment of performance obligations. Deferred revenue will convert to revenue as we perform our obligations under the contract.

Debt

We account for our debt instruments, convertible and non-convertible promissory notes, related party, under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, an election can be made at the inception of a financial instrument to measure the instrument at fair value (the “fair value option”) under ASC 825 as long as no part of the financial instrument is classified as a component of equity. We have determined all relevant criteria have been met and have made such election for our convertible promissory notes, related party because the election allows us to present a single liability, inclusive of embedded features which might otherwise require separate recognition. The election has been made for non-convertible promissory notes, related party, to provide consistency across all eligible financial instruments. As a result, these promissory notes are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Subsequent changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory notes, related party, in the statements of operations and comprehensive income. We do not separately report interest attributable to financial instruments accounted for pursuant to the fair value option because such interest is included in the determination of fair value of those financial instruments and changes thereto. The change in fair value attributable to the change in the instrument-specific credit risk, if any, is presented separately in other comprehensive income. No such amounts were reported in other comprehensive income during 2024 or 2023.

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

Contingent Earn-Out Receivable, Related Party and Related Party Receivable

Prior to its reclassification to Related Party Receivable as further described in Item 1. “Business”, the Contingent Earn-Out Receivable, Related Party represented future royalty earnout payments related to consideration from the Divestiture Transaction. The Related Party Receivable is reported at estimated fair value using a discounted cash flow analysis utilizing significant unobservable inputs including the timing and amount of the expected payment and a market interest rate. Significant increases or decreases in either the expected payment amount or market interest rates or changes in the timing of expected payment would result in a significantly higher or lower fair value of the asset. The Related Party Receivable is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

RESULTS OF OPERATIONS

Years Ended December 31, 2024 and 2023

Revenues

For the year ended December 31, 2024, we recognized $6.0 million of CDMO revenue and $0.2 million of National Institutes of Health (“NIH”) grant revenue. For the year ended December 31, 2023, we recognized $6.6 million of CDMO revenue, $0.3 million of National Institutes of Health (“NIH”) grant revenue and $0.1 million of royalty revenue. These amounts do not reflect any revenue derived from Elusys Therapeutics which was divested in December 2023. The decrease in CDMO revenue is primarily due to less revenue from one customer that migrated to a larger CDMO for commercial manufacture of their product during 2024.

Cost of revenues

For the years ended December 31, 2024 and 2023, we recognized $3.2 million and $2.7 million of cost of revenues, respectively. The increase of $0.5 million was primarily due to expanding our biomanufacturing capabilities and executing on CDMO contracts.

Research and development expense

Research and development expense for the years ended December 31, 2024 and 2023 was $14.3 million and $20.1 million, respectively. The components of research and development expense are as follows, in millions:

	For the Year Ended
	December 31,
	2024	2023
Programs
CDMO	$12.6	$13.3
HS-110, PTX-35, and other programs	0.1	3.8
Unallocated research and development expenses	1.6	3.0
	$14.3	$20.1

●	CDMO decreased by $0.7 million primarily due the expenses incurred during 2023 that were not incurred during 2024 associated with the validation and commissioning of clean rooms, laboratories, equipment, and processes and the hiring of employees in support of contract execution,
●	HS-110, PTX-35, and other programs decreased by $3.7 million primarily due to a decrease in manufacturing expenses and site and investigator fees as the result of the closing of our clinical trials as we pivoted to the CDMO business.
●	Unallocated research expenses decreased by $1.4 million primarily from the discontinuation of clinical trials, and elimination of research and development in the North Carolina facility.

Selling, general and administrative expense

Selling, general and administrative (“SGA”) expense for the years ended December 31, 2024 and 2023 was $21.6 million and $26.2 million, respectively. The decrease of $4.6 million was primarily due to a decreases in consultants and contract labor of $2.8 million; marketing expenses of $1.6 million; stock-based compensation of $1.3 million; and legal expenses of $0.7 million, which decreases were partially offset by an increase of $0.8 million related to rent expense and an increase of $0.4 million related to public company expenses.

Changes in fair value

Net changes in fair value reported on the consolidated statements of operations and comprehensive loss were $1.1 million for the year ended December 31, 2024. The net changes, a gain, relate to changes during the year to the unobservable inputs we use when estimating fair value, which are reassessed at each reporting period. The changes in fair value reported on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 are primarily related to financial instruments issued in connection with the divestiture of Elusys Therapeutics or subsequent derivatives of those instruments. As such, no changes in fair value were recognized during the year ended December 31, 2023.

Total non-operating expense

Total non-operating loss was $0.7 million for the year ended December 31, 2024 which primarily consisted of $1.0 million of finance lease interest expense, $0.6 million of loss on debt extinguishment, and other expense of $0.7 million. The amounts are partially offset by $1.1 million of other income. Total non-operating loss was $0.3 million for the year ended December 31, 2023 which primarily consisted of $0.8 million of finance lease interest expense, partially offset by $0.5 million of interest and dividends income.

Income tax benefit

Income tax benefit was nil for the year ended December 31, 2024 compared to $0.6 million for the year ended December 31, 2023. The decrease of $0.6 million is primarily due to the recognition of Elusys Therapeutics deferred tax liability during 2023.

Net loss from discontinued operations net of tax benefit

On December 27, 2023, we completed the sale of all the assets and equity interest of Elusys Therapeutics to Elusys Holdings for approximately $2.5 million before working capital and escrow adjustments and transaction expenses. Total consideration included $0.5 million of cash received at closing, $0.4 million fair value of contingent consideration  receivable, related party, and $1.7 million fair value of a contingent earn-out receivable, related party, for future payments from Elusys Therapeutics upon the achievement by Elusys Therapeutics of certain financial goals. The gain on the transaction was approximately $1.5 million and is a component of the $5.1 million net loss from discontinued operations, net of tax benefit for the year ended December 31, 2023.

BALANCE SHEET AS OF DECEMBER 31, 2024 AND 2023

Short-term investments

Short-term investments were $0.1 million as of December 31, 2024 compared to $2.2 million as of December 31, 2023. The decrease is primarily due the sale of investments and transferring the cash to fund our biomanufacturing operations.

Prepaid expenses and other current assets

Prepaid expenses and other current assets were approximately $1.8 million as of December 31, 2024 and $0.8 million as of December 31, 2023. The $1.0 million increase is primarily attributable to the increase of $0.6 million of contract assets.

Property, plant & equipment, net

Property, plant and equipment, net was approximately $12.3 million as of December 31, 2024, and $17.6 million as of December 31, 2023. The decrease of $5.3 million is attributable to $0.7 million of loss on impairment of long-lived assets,  $4.9 million of depreciation of primarily lab equipment, and disposals of $0.6 million. These amounts are partially offset by additions of new lab equipment, computers, and leasehold improvement assets of $0.9 million supporting our CDMO operations.

Operating and finance lease right-of-use assets

Assets related to operating and finance leases were $22.0 million as of December 31, 2024 and $26.5 million as of December 31, 2023. The decrease of $4.5 million is primarily attributable to amortization expense of $2.3 million, impairment of $1.3 million, and noncash lease expense of  $0.9 million. These balances are related to our CDMO leases, corporate office lease, and equipment leases.

Contingent earn-out receivable, related party and related party receivable

The $1.7 million contingent earn-out receivable at December 31, 2023, represented the fair value of contingent future royalty payments from Elusys Holdings on potential future sales generated by Elusys Therapeutics, Inc., as part of the Divestiture Agreement. The $1.1 million related party receivable at December 31, 2024, represents the fair value of the $2.5 million receivable from Elusys Holdings. The aggregate decrease of $0.6 million primarily reflects the payment provision changes of the Note Amendment as further described in Item 1. “Business”. Also further described in Item 1. “Business”, we settled the Related Party Receivable with Elusys Holdings in exchange for $550,000 on March 12, 2025.

Accounts payable

Accounts payable was approximately $3.2 million and $4.1 million as of December 31, 2024 and 2023, respectively. The $0.9 million decrease is due to vendor payments mainly related to ongoing operations of the CDMO facility.

Deferred revenue

Deferred revenue was $1.5 million and $2.4 million as of December 31, 2024 and 2023, respectively. This decrease of $0.9 million represents our fullfillment of contractual obligations to customers relative to to proceeds received in advance.

Accrued expenses and other liabilities

Accrued expenses and other liabilities were approximately $2.2 million at December 31, 2024 compared to $2.2 million at December 31, 2023, including accrued marketing expenses of $1.0 million at each reporting date.

Operating and finance lease liabilities

Current and long-term liabilities related to operating and finance leases were $12.5 million as of December 31, 2024 and $14.0 million as of December 31, 2023. The decrease of $1.5 million is primarily attributable to lease payments. Similar to the operating and finance lease right-of-use assets above, these balances are related to our CDMO leases, corporate office lease and equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

Current and Future Financing Needs

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt and more recently the assignment of certain non-core assets pursuant to the terms of the Patent Agreement, the Original Elusys Convertible Note and the public offering of our common stock. Since our initial public offering, we have not generated significant revenue from operations and have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. As of December 31, 2024, we had an accumulated deficit of approximately $287.2 million. We had net losses of $34.3 million and $46.8 million for the years ended December 31,

2024 and 2023, respectively. At April 30, 2025, our cash and cash equivalents and short-term investments were $2.1 million, inclusive of $1.9 million received from investors from the first tranche of a private placement offering. Our current cash, including revenue generated from operations and the proceeds from the completed public offerings from the sale of common stock and various debt issuances, is anticipated to be sufficient to fund operations only through April 2025, and therefore, we need to raise additional funds either through operations or financings.

We will need to raise additional capital. However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	our ability to attract customers for our CDMO services and retain current customers;
●	our ability to timely complete projects within estimated budgets;
●	the number and scope of our research programs;
●	the progress of our research activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our expansion plans and cash needs of any new projects; and
●	additional CDMO equipment costs.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. In addition, our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until April 2026 due to the late filing of our 2024 Annual Report, which date may be extended if the filing of our March 2025 Quarterly Report or certain other filings are not timely filed, that place limits on the number and dollar amount of securities that we may sell. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we do not raise capital or successfully engage a strategic partner in the near term, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

On February 25, 2025, we announced that we had engaged Alliance Global Partners to explore strategic alternatives.  There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction. Scorpius does not intend to disclose further developments unless and until the Board of Directors has approved a specific course of action or determines that further disclosure is appropriate or required.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, our operations. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, equipment sales leasebacks, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of December 31, 2024, we had approximately $1.2 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

Cash Flows

As further described in Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements, the cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows.

Operating activities

Net cash used in operating activities was $26.0 million for the year ended December 31, 2024, compared to $31.5 million for the year ended December 31, 2023. The $5.5 million decrease, including a decrease of $5.0 million related to discontinued operations,  broadly consisted of changes to net losses, working capital changes, and changes in adjustments for non-cash items.

Net loss for the year ended December 31, 2024 was $34.3 million, compared to net loss of $46.8 million, including a net loss from discontinued operations of $5.1 million, for the year ended December 31, 2023, representing a decrease of $12.5 million year-over-year. Net loss from continuing operations was $34.3 million for the year ended December 31, 2024, compared to $41.8 million for the year ended December 31, 2023, representing a decrease of $7.5 million year-over-year.

Partially offsetting the net loss decrease, working capital changes decreased $3.5 million year-over-year. Partially offsetting the decrease in net loss from continuing operations, working capital changes decreased $9.1 million year-over-year.

The following working capital changes contributed to the $5.5 million decrease in net cash used in operating activities: accounts receivable of $0.5 million; inventory of $1.6 million; other assets of $0.4 million; right-of-use assets of $0.3 million; accrued expenses and other liabilities of $1.9 million.

The following working capital changes partially offset the $5.5 million decrease in net cash used in operating activities: prepaid expenses and other current assets of $3.5 million; grant receivable of $1.5 million; income tax receivable of $0.6 million; accounts payable of $0.8 million; and deferred revenue of $1.7 million.

Also partially offsetting the net loss decrease, adjustments for non-cash items decreased $3.5 million year-over-year. Excluding changes (decreases) attributable to discontinued operations of $5.7 million, adjustments for non-cash items increased $2.3 million.

The following non-cash items contributed to the $5.5 million decrease in net cash used in operating activities: the $0.7 million increase in depreciation and amortization; the $0.6 million increase in loss on disposal of equipment; the $0.6 million increase in loss on debt extinguishment; the $1.1 million decrease in payments of contingent consideration; the $1.5 million decrease in gain on sale of discontinued operations; and the $0.6 million decrease in deferred tax liability.

The following non-cash items partially offset the $5.5 million decrease in net cash used in operating activities: the $1.6 million decrease in stock-based compensation; the $3.9 million decrease in goodwill impairment; the $2.3 million decrease in intangible asset impairment; the $1.1 million decrease in intangible asset amortization; and the $1.5 million increase in net changes in fair value reported on the consolidated statements of cash flows.

Investing activities

Net cash provided by investing activities was $1.2 million during the year ended December 31, 2024. Net cash provided by investing activities was $32.2 million during the year ended December 31, 2023. The decrease of $31.0 million was primarily due to a $31.2 million decrease in proceeds from sales of short-term investments.

Financing activities

Net cash provided by financing activities was $25.6 million during the year ended December 31, 2024 compared to $9.0 million net cash used in financing activities during the year ended December 31, 2023. The increase of $34.6 million was primarily due to the $3.2 million increase in proceeds from promissory notes, related party; the $19.9 million increase in proceeds from issuance of common stock, net of the $2.2 million increase in stock issuance costs; the $1.7 million decrease in principal payments on finance lease liabilities; the $3.3 million increase in proceeds from the December 2024 Offering; and the $6.4 million decrease in contingent consideration payments.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.        Financial Statements and Supplemental Data

See pages F-1 through F-37.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Under the direction and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Our Chief Executive Officer and Chief Financial Officer has concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2024.

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

Under the supervision and with the participation of management, including the Chief Executive and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Our Chief Executive and Financial Officer concluded that as of such date, our internal controls over financial reporting were not effective.

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

Our management concluded that the following material weaknesses existed as of December 31, 2024:

●	We identified ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.
●	In March 2023, we determined that we had made certain errors in the manner in which we recognized the deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics with the result that net loss had been overstated in our quarterly filings for the periods ending June 30, 2022 through September 30, 2022. As a result, we determined that there were material errors in the financial statements that required a restatement of our Forms 10-Q for the quarterly periods ended June 30, 2022 through September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for income taxes.
●	We identified a material weakness related to the ineffective design of certain management review controls across a significant portion of the Company’s financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.
●	We identified a material weakness related to the ineffective design and implementation of controls around process development revenue recognition, specifically, controls over the review of labor hours incurred and expected to be incurred in satisfaction of our performance obligations and standalone selling price.
●	We identified a material weakness related to ineffective design and implementation of controls over identifying and recording impairments of long-lived assets. This deficiency resulted from a lack of sufficient precision in the Company's review of the impairment of long-lived assets.

Remediation of Material Weaknesses

In order to remediate these material weaknesses, we will change certain control activities over financial reporting to include, but not limited to, the following: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties, (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management review controls and (iii) enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of income tax and revenue.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

As of April 28, 2025, we received $1,942,650, net of fees of $7,550, from investors from the first tranche of a private placement offering in consideration of the issuance to be made to such investors of an aggregate of 48,755,000 shares of our  common stock. The investments were made pursuant to a securities purchase agreement which contained customary representations, warranties and agreements by us and the investors and customary conditions to closing. Based in part upon the representations of the investors in the Purchase Agreement, the offering and sale of the shares of common stock was made in reliance on the exemption afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended, and corresponding provisions of state securities or “blue sky” laws. The shares of common stock have not been registered under the Securities Act of 1933, as amended or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The sale of the shares of common stock did not involve a public offering and was made without general solicitation or general advertising. Each of the investors represented that they are an accredited investor, as such term is defined in Rule 501(a) of Regulation D under the Securities Act, or a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act, and that they are acquiring the shares of common  stock for investment purposes only and not with a view to any resale, distribution or other disposition of the shares of common stock in violation of the U.S. federal securities laws.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position	Served as an Officer or Director Since
Jeffrey Wolf	61	Chairman of the Board of Directors, Chief Executive Officer and President	2008

William L. Ostrander	57	Chief Financial Officer and Secretary	2019

John Monahan, Ph.D.	78	Director	2009

John K.A. Prendergast, Ph.D.	71	Director	2016

Edward B. Smith, III	49	Director	2010

Tan Sze Thuan	46	Director	2025

Jeffrey Wolf, Chairman of the Board of Directors, Chief Executive Officer and President

Mr. Wolf has served as our Chairman of the Board of Directors, Chief Executive Officer and President since our inception. He founded Heat Biologics in August 2008. Mr. Wolfe also serves as the Chief Executive Officer of Elusys Holdings. Mr. Wolf served from June 1997 to March 2011, as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, Inc., a gene therapy company where he was a co-founder and director; TyRx Pharma, a Princeton-based company focused on the development of bio-compatible polymers where he was a co-founder and Chairman and Elusys Therapeutics, where he was for several years a co-founder, Chairman and Chief Executive Officer; and Generation One, a company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies and serves as a director of Theriva Biologics, Inc., a clinical stage company developing therapeutics to protect the gut microbiome.

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

William L. Ostrander, Chief Financial Officer and Secretary

Mr. Ostrander currently serves as our Chief Financial Officer, a position he was appointed to on January 4, 2021 and has served as our Secretary since September 25, 2019 when he joined our company as Vice President of Finance. Mr. Ostrander also serves as the Chief Financial Officer of Elusys Holdings. Mr. Ostrander has over 23 years of experience in financial management at public and private companies. From November 2014 until joining our company, Mr. Ostrander served as Executive Director of Finance at Liquidia Technologies, Corporation, a publicly-traded biopharmaceutical company. Prior to that, he served as Senior Director of Finance and Accounting at KBI Biopharma, a biopharmaceutical contract services company. He also served as Manager of Finance at LexisNexis Risk Solutions, a data analytics solutions company. Prior to that, he served as Controller of Seisint Inc., a private information products company that was acquired by LexisNexis. He also served as Senior Manager, Finance and held other accounting and finance positions for Boca Research, a data communications hardware manufacturer. Mr. Ostrander holds a B.S. in Finance from Central Michigan University.

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

Edward B. Smith, III, Director

Mr. Smith has served on our Board since November 2010. Since January 1, 2015, Mr. Smith has also been Managing Member of Aristar Capital Management, LLC, a New York-based investment firm he founded in 2015. From April 14, 2017 through July 14, 2017, Mr. Smith served as the interim Chief Executive Officer and interim Chief Financial Officer of Agritech Worldwide, Inc. (“Agritech,”), a manufacturer of environmentally friendly agricultural functional ingredients. From January 2015 until May 2016, Mr. Smith also served as the Chief Executive Officer of Agritech and from 2009 through July 2017 he served as a board member of Agritech. From April 2005 through December 2014, Mr. Smith served as the Managing Partner of Brightline Capital Management, LLC (“BCM”), a New York-based investment firm he founded in 2005. Prior to founding BCM, Mr. Smith worked at Gracie Capital from 2004-2005, GTCR Golder Rauner from 1999-2001 and Credit Suisse First Boston from 1997-1999. Mr. Smith holds a Bachelor of Arts in Social Studies from Harvard College and a Masters in Business Administration from Harvard Business School.

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

Tan Sze Thuan, Director

Mr. Thuan was appointed to serve on our Board on March 4, 2025. He is the founder and Chief Executive Officer of World Total Logistics Sdn Bhd, a Malaysian logistics company engaged in the shipping, total logistics company, freight forwarding, trucking, warehousing and distribution industry, which was founded in 2011. Previously, he was the Marketing Manager at Amber Freight Group, a company that specializes in East Malaysia Ministry of Defence cargo, government projects in the education sector and Yamaha Group. Mr. Thuan has extensive experience handling project cargoes, specializing in the chemical industry. He is also a certified chemical surveyor. Mr. Thuan holds a Master of Business Administration from Universidad Azteca in Mexico.

We selected Mr. Thaun to serve on our Board because his business experience can provide strong support to our international financing and expansion opportunities.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jeffrey Wolf	—	—	—
Tan Sze Thuan	—	—	—
John Monahan, Ph.D.	Member	Chairman	Member
Edward B. Smith, III	Chairman	Member	Chairman
John K.A. Prendergast, Ph.D.*	Member	Member	Member

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

Our Compensation Committee annually reviews the compensation program for our Chief Executive Officer and other members of senior management and then makes recommendations to the full board for determination. In each case, the Committee takes into account the results achieved by the executive, his or her future potential, and his or her scope of responsibilities and experience. During our fiscal year ended December 31, 2024, the Compensation Committee evaluated the performance of our executives and considered the compensation levels and equity programs at comparable companies and related industries and the analysis of its outside consultant before it made its compensation recommendations to the full board, including recommendations regarding salary increases, awards of cash bonuses and awards of stock options.

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

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding the adoption of or revision to any recoupment policy or clawback policy.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) and related procedures governing the purchase, sale, and/or other dispositions of our securities that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of NYSE American. The Trading Policy, which applies to the Company and its officers, employees, members of the Board of Directors, and consultants (each a “Covered Person”), prohibits, among other things, Covered Persons from hedging and pledging our securities. Consequently, no employee, executive officer, director, employee or consultant, nor the Company itself, may enter into a hedge or pledge of our Common Stock, including short sales, derivatives, put options, swaps and collars. A copy of the Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.        Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2024 executive compensation program for our named executive officers.

The following were our Named Executive Officers for the year ended December 31, 2024: Jeffrey Wolf, our Chief Executive Officer, and William L. Ostrander, our Chief Financial Officer (collectively, our “Named Executive Officers”). Set forth below is the compensation paid or accrued to our Named Executive Officers during the years ended December 31, 2024 and 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options	Other	Total
Jeffrey Wolf	2024	$575,000	$3,995	$—	$—	$—	$578,995
Chairman and Chief Executive Officer	2023	$575,000	$—	$—	$—	$—	$575,000

William L. Ostrander	2024	$375,000	$1,997	$—	$—	$—	$376,997
Chief Financial Officer	2023	$375,000	$—	$—	$—	$—	$375,000

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

B. Components of Compensation

We seek to achieve these objectives through three key compensation elements set forth below. The allocation between cash and non-cash named executive officer compensation is influenced by subjective and objective factors considered by the Compensation Committee and is intended to reflect the Compensation Committee’s determination of the appropriate compensation mix among base pay, annual cash incentives and long-term equity incentives for each Named Executive Officer.

1. Base Salaries

Base salary is intended to provide our executive officers with basic non-variable compensation.

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

2. Bonuses

The Compensation Committee’s goal in granting incentive bonuses is typically to tie a portion of each executive officer’s compensation to our operating performance and to the officer’s individual contributions to that performance.

Each of our Named Executive Officer’s employment agreements provide that such officer is eligible for an annual cash bonus in the discretion of the Compensation Committee. In determining whether to award a cash bonus, the Compensation Committee considers the Company’s performance during the year and the executive’s contribution thereto. Focusing on individual performance enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation.

The employment agreement with Jeffrey Wolf that was in effect during 2024 provided that he was eligible for a cash performance bonus of up to fifty-five percent (55%) of his base salary in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. William L. Ostrander’s employment agreement that was in effect for 2024 provided for an annual bonus of up to forty percent (40%) of his base salary in the sole discretion of the Board of Directors, with the actual amount of any such bonus increased or decreased in the sole discretion of the Board of Directors. In addition, in August 2024, Mr. Wolf’s and Mr. Ostrander’s employment agreements were amended to provide for the payment of an incentive bonus based on our new business booking goals.

Due to cash constraints, the only bonuses paid to Mr. Wolf and Mr. Ostrander during 2024 were incentive bonus based on our new business booking goals.

3. Long-Term Incentives

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

In 2024, it was determined that no equity-based compensation would be issued to the Named Executive Officers based upon the limited number of awards available for grant under the 2018 Stock Incentive Plan at the time such determination was being made.

C. Compensation Administration

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

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.scorpiusbiologics.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this Annual Report.

Use of Compensation Consultant

The Compensation Committee has the authority under its charter to retain compensation consultants to assist in carrying out its responsibilities. The Compensation Committee has from time to time retained consultants to provide independent advice on executive officer and director compensation. In December 2022, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation advisor. Meridian reported to the Chairman of the Compensation Committee and had direct access to the other members of the Compensation Committee. The Compensation Committee assessed the independence of Meridian pursuant to SEC rules and in accordance with NYSE American listing standards, noting that Meridian does not provide any services to the Company other than advice to the Compensation Committee regarding executive officer and director compensation, and concluded that no conflict of interest exists.

The Compensation Committee did not retain Meridian or any other outside compensation consultant during 2024. The Compensation Committee set base salaries in December 2022, in part, on Meridian’s 2022 advice, which salaries remained in effect during 2024.

Role of the Chief Executive Officer

Our Chief Executive Officer, Mr. Wolf, makes recommendations to the Compensation Committee regarding the compensation of our other named executive officers. Mr. Wolf does not participate in any discussions or processes concerning his own compensation.

Employment Agreements

On January 4, 2021, we entered into a new employment agreement with Jeffrey Wolf (the “Wolf Agreement”) to continue to serve as our Chief Executive Office and President, which agreement replaces the employment agreement that we entered into on November 22, 2009 and amended on November 22, 2011, January 20, 2014, January 11, 2016, January 1, 2017

and January 2, 2020. Pursuant to the terms of the Wolf Agreement, Mr. Wolf will receive an annual base salary of $540,000 per year which was amended in December 2022 to $575,000. He also may receive, at the sole discretion of the board, an additional cash performance-based bonus equal to up to fifty percent (50%) of his then outstanding base salary at the end of each year (which was amended to fifty five percent (55%) in December 2022) and a discretionary equity award, with the actual amount of his bonus to be increased in the sole discretion of the Board of Directors. In addition, he is to receive (i) an incentive cash bonus in an amount equal to 2% of the Transaction Consideration (as defined in the Wolf Agreement) paid in connection with the consummation of a Change in Control (as defined in the agreement), provided that such Change in Control results in the stockholders of the Company receiving (or being entitled to receive, whether upon the consummation of the Change in Control or at a future date) transaction consideration worth at least 125% of the average closing trading price of the Company’s Common Stock during the 20 trading-day period immediately preceding the consummation of the Change in Control and (ii) an equity bonus in the form of additional stock options or restricted stock units or shares of restricted stock equal to 2% of the total fully-diluted equity of the Company if our market capitalization is equal to or exceeds a valuation of $500 million or more for fifteen (15) business days or longer. In addition, Mr. Wolf’s employment agreement was amended in August 2024 to provide for the payment to him of a special performance bonus equal to: (i) 5% of the contract values of New Bookings (as defined below) through the first $6 million of New Bookings prior to December 31, 2024; and (ii) 2.5% of the contract values of New Bookings of $6 million or more prior to December 31, 2024. Mr. Wolf received a bonus of $3,995 for 2024 due to New Bookings. New Bookings is defined as the Company’s execution of definitive agreements with customers for the provision of new services on or after the date of the amended employment agreements and prior to December 31, 2024.

If the Wolf Agreement is terminated for death or disability (as defined in the Wolf Agreement), he (or his estate in the event of death) will receive any unpaid base salary through the date of death or disability, any unpaid target bonus earned through date of termination and he shall be entitled to exercise any vested awards for the shorter of 24 months after termination and the remaining term of the award. If Mr. Wolf’s employment is terminated by us other than for Cause (as defined in the agreement) or by him for Good Reason (as defined in the Wolf Agreement), he will receive a payment of an amount equal to one (1) times his annual base salary plus his annual target bonus amount for the year of termination assuming payment in full of the annual target bonus, accelerated vesting of all unvested equity awards, extension of the time period in which to exercise awards equal to the lesser of 24 months after termination or the remaining term of the award and payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for the earlier or twelve months, the date he becomes eligible for other group benefits or his rights to COBRA expire. In addition, in the event the Company terminates Mr. Wolf’s employment upon or at any time in connection with a Change of Control Transaction (as defined in the Wolf Agreement), Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to a pro-rated amount of his target annual target bonus for the year preceding termination, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 12 months after termination or the remaining term of the award. If within one year after the occurrence of a Change in Control, Mr. Wolf terminates his employment for Good Reason or the Company terminates his employment for any reason other than death, disability of cause Mr. Wolf is entitled to a lump sum cash payment equal to 24 months of his current base pay, a cash payment equal to his full target annual target bonus, payment in full for COBRA for 12 months following termination and immediate vesting of the unvested portion of any outstanding equity awards and a period to exercise the awards equal to the lesser of 24 months after termination or the remaining term of the award. Under the Wolf Agreement, Mr. Wolf has also agreed to non-competition provisions.

On December 15, 2021, we entered into a four-year employment agreement, effective as of January 1, 2022, with William Ostrander (the “Ostrander Employment Agreement”), to continue to serve as our Chief Financial Officer and Corporate Secretary, which replaced the offer letter we entered into with Mr. Ostrander on September 24, 2019. The Ostrander Employment Agreement replaced the Offer Letter entered into by us with Mr. Ostrander, dated September 23, 2019, as amended on January 1, 2020 and January 4, 2021. Pursuant to the Ostrander Employment Agreement, Mr. Ostrander is entitled to an annual base salary of $350,000 which was amended in December 2022 to $375,000 and will be eligible for discretionary performance bonus payments of thirty-five percent (35%) (which was amended to forty percent (40%) in December 2022) of his annual base salary. In addition, Mr. Ostrander’s employment agreement was amended in August 2024 to provide for the payment to him of a special performance bonus equal to: (i) 2.5% of the contract values of New Bookings through the first $6 million of New Bookings prior to December 31, 2024; and (ii) 1.25% of the contract values of New Bookings of $6 million or more prior to December 31, 2024. Mr. Ostrander received a bonus of $1,997 for 2024 due to New Bookings.

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

As of December 31, 2024, the following table sets forth the number of aggregate outstanding equity awards held by each of our Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End (December 31, 2024)

	Option Awards						Stock Awards
								Market
	Number of		Number of				Number of	value of
	securities		securities				shares or	shares or
	underlying		underlying				units of	units of
	unexercised		unexercised		Option	Option	stock that	stock that
	options/		options/		exercise	expiration	have not	have not
Name and Principal Position	exercisable		unexercisable		price	date	vested	vested
Jeffrey Wolf	6		—		$34,580.00	1/11/2026	—	—
Chairman and	5		—		$12,040.00	12/30/2026	—	—
Chief Executive Officer	8		—		$12,180.00	1/03/2027	—	—
	41		—		$5,558.00	1/07/2028	—	—
	570		—		$1,484.00	1/02/2029	—	—
	1,428		—		$2,898.00	7/28/2030	—	—
	1,008		—		$1,680.00	8/24/2030	—	—
	739		—		$1,134.00	1/04/2031	—	—
	10,526	(1)	—		$1.67	8/02/2031	—	—
	10,526	(2)	—		$0.01	8/02/2031	—	—
	10,526	(3)	—		$0.01	8/02/2031	—	—
	808		—		$812.00	12/13/2031	—	—
	1,159		—		$812.00	12/30/2031	—	—
	10,795		3,420	(4)	$204.00	12/07/2032	—	—

William L. Ostrander	42		—		$728.00	9/25/2029	—	—
Chief Financial Officer	107		—		$840.00	3/12/2030	—	—
	257		—		$1,134.00	1/04/2031	—	—
	256		88	(5)	$812.00	12/13/2031	—	—
	1,863		587	(4)	$204.00	12/07/2032	—	—

(1)	Represents options to purchase shares of common stock of Skunkworx Bio, Inc. issued pursuant to the 2021 Skunkworx Subsidiary Stock Incentive Plan.
(2)	Represents options to purchase shares of common stock of Abacus Biotech, Inc. issued pursuant to the 2021 Abacus Subsidiary Stock Incentive Plan.
(3)	Represents options to purchase shares of common stock of Blackhawk Bio, Inc. issued pursuant to the 2021 Blackhawk Subsidiary Stock Incentive Plan.

(4)	Issued December 7, 2022, one-third vested on January 3, 2023 with the remainder vesting on a pro-rata basis over 36 months beginning February 2, 2023.
(5)	Issued December 13, 2021, these options vest pro rata on a monthly basis over a 48-month period.

Equity Compensation Policy

The Company does not have a formal policy on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. During the fiscal year ended December 31, 2024, none of the Company’s Named Executive Officers were awarded stock options, and the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Clawback Policy

The Board has adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback. A copy of the clawback policy is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

Director Compensation

2024 Director Compensation Program

Our 2024 non-employee director compensation program consisted of the following components:

●	an annual cash fee of $55,000;
●	each member of the Audit, Compensation and Nominating and Governance Committees will each receive and additional annual cash fee of $8,000, $5,000, and $5,000, respectively;
●	the Chairman of each of the Audit, Compensation and Nominating and Governance Committees will each receive an additional annual cash fee of $12,500, $8,500 and $7,000, respectively, and
●	the lead independent director receives a monthly cash fee of $14,000.

2024 Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2024 regarding the compensation of our directors who at December 31, 2024 were not also named executive officers.

	Fees Earned
	or Paid	Option	Stock
Name and Principal Position	in Cash	Awards	Awards	Total
John Monahan, Ph.D.	$81,500	$—	$—	$81,500
John K. A. Prendergast, Ph.D.	$301,000	$—	$—	$301,000
Edward B. Smith, III	$92,500	$—	$—	$92,500

As of December 31, 2024, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

	Aggregate	Aggregate
	Number of	Number of
Name	Option Awards	Stock Awards
John Monahan, Ph.D.	1,224	—
John K. A. Prendergast, Ph.D.	1,695	—
Edward B. Smith, III	1,224	—

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 30, 2025, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officers named in the Summary Compensation Table, and (iii) all of our directors and our current executive officers as a group. As of April 30, 2025, we had 12,387,712 shares of common stock outstanding.

Security Ownership of Management and Certain Beneficial Owners

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Scorpius Holdings, Inc., P.O. Box 96, Cary, North Carolina 27512. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

			Total
		Shares	Number of
		subject to	Shares
	Common	Options and	Beneficially	Percentage
Name of Beneficial Owner	Stock	Warrants (1)	Owned	Ownership
Executive Officers & Directors
Jeffrey Wolf (Chairman of the Board of Directors, Chief Executive Officer and President) (2)	17,970	30,644	48,614	*	%
William L. Ostrander (Chief Financial Officer and Secretary)	32	2,836	2,868	*	%
John K. A. Prendergast, Ph.D. (Director)	1,191	1,695	2,886	*	%
Tan Sze Thuan (Director)	—	—	—	—%
John Monahan, Ph.D. (Director)	—	1,224	1,224	*	%
Edward B. Smith, III (Director)	—	1,224	1,224	*	%
All Current Executive Officers and Directors, as a group (6 persons)	19,193	37,623	56,816	*	%

5% or Greater Stockholders
3i, LP (3)	557,113	—	557,113	6.6%

*     less than 1%

(1)	Represents shares subject to options that are currently vested and options that will vest and become exercisable within 60 days of April 30, 2025.
(2)	Includes warrants to purchase up to 12,500 shares of common stock acquired by Mr. Wolf in our May 2024 public offering, 55 shares of common stock held by Orion Holdings V, LLC and 51 shares of common stock held by Seed-One Holdings VI, LLC, entities for which Mr. Wolf serves as the managing member. Mr. Wolf is deemed to beneficially own the shares held by such entities as in his role as the managing member he has the control over the voting and disposition of any shares held by these entities. Does not include 132 shares of common stock beneficially owned by Mr. Wolf’s children’s trust of which Mr. Wolf is not the trustee. Mr. Wolf disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a – 1(a)(2) promulgated under the Exchange Act) that he may have in such entities. Also does not include 103,908 shares of common stock to be issued to Mr. Wolf upon conversion of the Restated Elusys Convertible Note issued to Elusys Holdings, the conversion of which is subject to NYSE American approval. In addition, if our company is traded on a recognized national exchange while Mr. Wolf is employed by us and the market capitalization of our company is equal to or in excess of $500 million for at least fifteen consecutive trading days, then Mr. Wolf will be entitled to receive an additional stock option equal to 2% of the then outstanding shares of our common stock, at an exercise price equal to the then current market price as determined in good faith by the board.

(3)	Based on information provided by 3i, LP, a Delaware limited partnership (“3i”); 3i Management LLC, a Delaware limited liability company (“3i Management”); 3i, 3i Management and Maier Joshua Tarlow (“Mr. Tarlow”) (collectively, the “3i Parties”), beneficially own 557,113 shares of Common Stock. The following shares underlying the following securities are not included in the table because they are subject to limitations on exercisability and conversion described below (i) Common Stock purchase warrants exercisable for up to 12,566,667 shares of Common Stock, subject to a 4.99% beneficial ownership limitation provision and (ii) Secured Convertible Notes convertible into a maximum of 27,998,334 shares of Common Stock (including shares issuable in respect of interest and the Make-Whole Amount, as such term is defined in the Secured Convertible Notes), subject to a 4.99% beneficial ownership limitation provision. 3i Management is the general partner of 3i, and Mr. Tarlow is the manager of 3i Management. As such, Mr. Tarlow exercises sole voting and investment discretion over securities beneficially owned directly or indirectly by 3i and 3i Management. Mr. Tarlow disclaims beneficial ownership of the securities beneficially owned directly by 3i and indirectly by 3i Management. The business address of each of the aforementioned parties is 2 Wooster Street, 2nd Floor, New York, NY 10013. We have been advised that none of Mr. Tarlow, 3i Management or 3i is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent broker-dealer, or an affiliate or associated person of a FINRA member or independent broker-dealer.

The following table sets forth information, as of April 30, 2025, or as otherwise set forth below, with respect to the beneficial ownership of our directors and named executive officers of the common stock of each of our subsidiaries set forth below and (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group.

	Common Stock Beneficially Owned (%)
Name of Beneficial Owner	Pelican Therapeutics, Inc.(1)		Skunkworx Bio, Inc.(2)	Abacus Biotech, Inc.(2)	Scorpius Biomanufacturing, Inc. (2)	Blackhawk Bio, Inc.(2)
Jeffrey Wolf	3.1%		5.0%	5.0%	5.0%	5.0%
William Ostrander	—		—	—	1.0%	—
John K. A. Prendergast, Ph.D.	—		—	—	—	—
Tan Sze Thuan	—		—	—	—	—
John Monahan, Ph.D.		*	—	—	—	—
Edward B. Smith, III		*	—	—	—	—
Total	3.1%		5.0%	5.0%	6.0%	5.0%
*	less than 1%
(1)	The shares of common stock of Pelican were issued to each individual prior to Pelican becoming a subsidiary of our company.
(2)	Consists of options issued in each applicable subsidiary pursuant to our 2021 Subsidiaries Stock Incentive Plan. Percent is the beneficial ownership percent for each individual in the applicable subsidiary.

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

The following is a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Annual Report entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Director Compensation” and Part III, Item 11. “Executive Compensation:”

Compensation paid to our executive officers during 2024 and 2023 and equity awards granted to our executive officers and directors during 2023 and 2024 and employment agreement with our executive officers and payments due to interests in Pelican, are disclosed under the sections of this Annual Report on Form 10-K entitled Part III, Item 10. “Directors, Executive Officers and Corporate Governance” and Part III, Item 11. “Executive Compensation”.

Elusys Therapeutics Transactions

On December 20, 2021, we entered into the Merger Agreement with Merger Sub, Elusys Therapeutics and Fortis Advisors LLC pursuant to which we acquired Elusys Therapeutics through the Merger. Elusys Therapeutics was formed in 1998 by Jeff Wolf, our President, Chief Executive Officer and Chairman of the Board of Directors, who was a director of Elusys Therapeutics and directly and through affiliated entities owns approximately 1.2% of the outstanding stock of Elusys Therapeutics, in the form of common stock, which is subordinate in terms of distributions to the Elusys Therapeutics preferred stock. However, pursuant to the terms governing the Elusys Therapeutics preferred stock, the preferred stockholders of Elusys Therapeutics received all of the initial $5 million of Merger Consideration and will receive all of the net payments from the $31 million of revenues related to fulfillment of the existing SNS contract. While the amount of earn out payments, if any, to be made over the 12 year period following closing is very uncertain, it also presently seems likely that most if not all of such payments will also be paid to the preferred stockholders of Elusys Therapeutics under the terms of such preferred stock.

See the section entitled “Acquisition and Divestiture of Elusys Therapeutics, Inc.” in Item 1. “Business” for additional information regarding the acquisition and subsequent divestiture of Elusys Therapeutics, as well as the related Original Elusys Convertible Note, the Restated Elusys Convertible Note, $750K Note, Note Amendment, Second Amendment to Divestiture Agreement, the Second Amendment to the Asset and Equity Interests Purchase Agreement, dated as of December 11, 2023, as amended as of July 30, 2024, and Shared Services Agreement.

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

Item 14.        Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by BDO USA, P.C.

	December 31,	December 31,
	2024	2023
Audit fees and expenses (1)	$890,166	$702,600
(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.        Exhibit and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report for the fiscal year ended December 31, 2024:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2024 and 2023

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the exhibit index immediately preceding the signature page are either filed as part of this report or are incorporated herein by reference:

Item 16. Form 10 K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

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

3.9

Certificate of Amendment to Certificate of Incorporation to the Third Amended and Restated Certificate of Incorporation, dated February 5, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024 (File No. 001-35994))

3.10

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

4.14*	Description of Securities of Scorpius Holdings, Inc.
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

4.16#

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

Exhibit No.	Description

4.19

Amendment No. 6 to the Rights Agreement dated as of December 11, 2023 to the Rights Agreement dated March 11, 2018, as amended by Amendment No. 1 thereto, dated as of March 8, 2019, Amendment No. 2 thereto, dated March 10, 2020, Amendment No. 3 thereto, dated March 8, 2021, Amendment No. 4 thereto, dated March 11, 2022, and Amendment No. 5 thereto, dated March 11, 2023, by and between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

4.20

Convertible Note in the principal amount of  $2,250,000 issued to Elusys Holdings Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))

4.21

Amendment No. 7 to Rights Agreement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 (File No. 001-35994))

4.22	Non-Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-35994))
4.23	Amended and Restated Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-35994))
4.24	Form of May 2024 Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2024 (File No. 001-35994))
4.25	Form of May 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2024 (File No. 001-35994))
4.26

Amendment dated July 16, 2024 to Promissory Note dated May 1, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

4.27	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2024 (File No. 001-35994))
4.28	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2024 (File No. 001-35994))
4.29

Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2024 (File No. 001-35994))

4.30	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2024 (File No. 001-35994))
4.31	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2025 (File No. 001-35994))
4.32	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2025 (File No. 001-35994))
4.33

Form of Amendment to Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025 (File No. 001-35994))

4.34

Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025 (File No. 001-35994))

4.35

Form of Promissory Note in the principal amount of $450,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025 (File No. 001-35994))

10.1#

Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

10.2#

Form of Non-Statutory Stock Option Agreement under the 2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K with the Securities and Exchange Commission on July 27, 2015 (File No. 001-35994))

Exhibit No.	Description

10.3

Form of Indemnification Agreement by and between Heat Biologics, Inc. and its directors and officers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 15, 2016 (File No. 001-35994))

10.4

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 4, 2017 (File No. 001-35994))

10.5

Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.6

Form of Non-Statutory Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.7

Form of Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018 (File No. 001-35994))

10.8

Form of Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.9

Form of Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.10

Form of Notice of Award under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.11

Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 4, 2018 (File No. 333-219238))

10.12

Heat Biologics, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-35994))

10.13

Amendment No. 1 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-35994))

10.14

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-35994))

10.15#

Amendment no. 2 to the Heat Biologics 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2020)

10.16#

Amendment No. 3 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2020)

10.17

Employment Agreement between Heat Biologics, Inc. and Jeffrey Wolf, dated as of January 4, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.18

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021 (File No. 001-35994))

10.19

Lease between Durham Keystone Tech 7, LLC and Heat Biologics, Inc. dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021 (File No. 001-35994))

10.20

Form of Stock Option Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

Exhibit No.	Description

10.21

Form of Restricted Stock Purchase Agreement for the Heat Biologics 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2021 (File No. 001-35994))

10.22#

Heat Biologics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule A filed with the Securities and Exchange Commission on August 3, 2021 ) (File No. 001-35994))

10.23

Lease between Merchants Ice II, LLC and Heat Biologics, Inc. dated June October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021 (File No. 001-35994))

10.24

Form of Amended and Restated Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021(File No.001-35994))

10.25#

Employment Agreement effective as of January 1, 2022 by and between Heat Biologics, Inc. and William Ostrander (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021(File No.001-35994)

10.26

Form of New Incentive Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35994))

10.27

Form of New Non-Statutory Stock Option Agreement under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35994))

10.28#

Amendment No. 4 to the Heat Biologics, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022)

10.29#

Amendment No. 4 to the Scorpius Holdings, Inc. 2021 Subsidiaries Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2022)

10.30#

Amendment No. 1 to Employment Agreement between Scorpius Holdings, Inc. and Jeffrey Wolf, effective as of December 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022 (File No. 001-35994))

10.31#

Amendment No. 1 to Employment Agreement between Scorpius Holdings, Inc. and William Ostrander, effective as of December 7, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022 (File No. 001-35994))

10.32

Lease between TPB Merchants Ice LLC and Scorpion Biologics, Inc. dated December 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-35994))

10.33#

Amendment No. 2 to William Ostrander Employment Agreement with the Registrant, dated as of December 11, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

10.34

Form of Shared Services Agreement between the Registrant and Elusys Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2023 (File No. 001-35994))

10.35

Patent Rights Sale and Assignment Agreement between NightHawk Biosciences, Inc. and Kopfkino IP, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))

10.36

Patent Rights Sale and Assignment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-35994))

10.37#

Amendment No. 5 to 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024 (File No. 001-35994))

Exhibit No.	Description

10.38

Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2024 (File No. 001-35994))

10.39#

Amendment No. 3 to Jeffrey Wolf Employment Agreement with the Company dated as of August 23, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2024 (File No. 001-35994)

10.40#

Amendment No. 2 to William Ostrander Employment Agreement with the Company dated as of August 23, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2024 (File No. 001-35994))

10.41

Securities Purchase Agreement, dated December 6, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2024 (File No. 001-35994))

10.42

Security Agreement, dated December 6, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2024 (File No. 001-35994))

10.43

Subsidiary Guarantee, dated December 6, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2024 (File No. 001-35994))

10.44

Form of Support Agreement, dated December 6, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2024 (File No. 001-35994))

10.45

Second Amendment to Asset and Equity Interests Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025 (File No. 001-35994))

10.46

Assignment and Assumption of Lease, dated March 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025 (File No. 001-35994))

19.1*	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-35994))
23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.)
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

32.1*	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-35994))
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

*     Filed herewith.

#   Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2025.

Scorpius Holdings, Inc.

By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: April 30, 2025

By:	/s/ William L. Ostrander
William L. Ostrander
Chief Financial Officer, and Secretary
(Principal Financial and Principal Accounting Officer)
Date: April 30, 2025

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

Signature	Title	Date

/s/ Jeffrey Wolf	Chief Executive Officer,
Jeffrey Wolf	President and Chairman of the Board (Principal Executive Officer)	April 30, 2025

/s/ William L. Ostrander	Chief Financial Officer, and Secretary	April 30, 2025
William L. Ostrander	(Principal Financial and Principal Accounting Officer)

/s/ John Monahan, Ph.D.	Director	April 30, 2025
John Monahan, Ph.D.

/s/ John K.A. Prendergast, Ph.D.	Director	April 30, 2025
John K.A. Prendergast, Ph.D.

/s/ Edward B. Smith, III	Director	April 30, 2025
Edward B. Smith, III

/s/ Tan Sze Thuan	Director	April 30, 2025
Tan Sze Thuan

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Scorpius Holdings, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scorpius Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the December 2024 Offering

As described in Note 10 to the Company’s consolidated financial statements, on December 6, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which it agreed to issue, in a private placement offering (the “December 2024 Offering”), 9% senior secured convertible notes (the “December 2024 Secured Convertible Notes”) in the aggregate principal amount of $13,388,889.The Company received net proceeds from the December 2024 Offering of approximately $3.0 million, net of $8.5 million that it agreed to use to repurchase prefunded warrants issued in August 2024 held by the institutional investors (the “August 2024 PFWs”), and approximately $225,000 to redeem a previously issued non-convertible promissory note (“the November 2024 Note”), including all principal and accrued interest.

We identified the accounting for the December 2024 Offering as a critical audit matter. Significant judgment is required by management when assessing the application of the technical accounting guidance in determining whether the December 2024 Secured Convertible Notes, including the settlement of the August 2024 PFWs and the November 2024 Note, should be accounted for as a modification or extinguishment. Auditing this transaction involved especially challenging and complex auditor judgment due to the nature and extent of audit effort required to address this matter, including the use of firm personnel with expertise in relevant technical accounting guidance and specialists with skill and knowledge in valuation.

The primary procedures we performed to address this critical audit matter included:

●	Reading the terms of all relevant documents supporting the accounting conclusion and assessing the relevant accounting treatment related to the settlement of the December 2024 Offering.
●	Utilizing firm personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of the accounting guidance in determining whether the December 2024 Secured Convertible Notes, including the settlement of the August 2024 PFWs and the November 2024 Note, should be accounted for as a modification or extinguishment.
●	Utilizing specialists with skill and knowledge in valuation to assist with the fair value calculation of the December 2024 Secured Convertible Notes.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Raleigh, North Carolina

April 30, 2025

SCORPIUS HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Current Assets
Cash and cash equivalents	$1,027,997	$184,925
Short-term investments	135,143	2,206,555
Accounts receivable	143,469	375,192
Prepaid expenses and other current assets	1,755,658	817,029
Inventory	198,688	909,158
Contingent consideration receivable, related party	—	268,000
Total Current Assets	3,260,955	4,760,859

Long Term Assets
Property and equipment, net	12,315,460	17,587,337
Operating lease right-of-use asset	4,803,361	6,041,439
Finance lease right-of-use asset	17,223,359	20,473,742
Other assets	203,135	203,135
Deposits	271,449	251,115
Related party receivable	1,100,000	—
Contingent earn-out receivable, related party	—	1,720,000
Total Assets	$39,177,719	$51,037,627

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,227,313	$4,109,947
Deferred revenue, current portion	1,466,094	2,359,441
Operating lease liability, current portion	474,972	524,208
Finance lease liability, current portion	945,058	904,681
Accrued expenses and other liabilities	2,160,258	2,201,861
Convertible promissory notes payable, related party	16,015,400	—
Total Current Liabilities	24,289,095	10,100,138

Long Term Liabilities
Deferred revenue, net of current portion	-	30,000
Operating lease liability, net of current portion	3,036,157	3,597,014
Finance lease liability, net of current portion	8,076,989	9,016,140
Warrants	2,098,000	—
Total Liabilities	37,500,241	22,743,292

Commitments and Contingencies (Notes 2, 10, 11, and 15)

Stockholders' Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 5,083,268 and 130,979 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,017	26
Additional paid-in capital	293,253,163	285,718,456
Accumulated deficit	(287,178,670)	(254,370,827)
Accumulated other comprehensive income	224,110	48,877
Total Stockholders' Equity	6,299,620	31,396,532
Non-Controlling Interest	(4,622,142)	(3,102,197)
Total Stockholders' Equity	1,677,478	28,294,335

Total Liabilities and Stockholders' Equity	$39,177,719	$51,037,627

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2024	2023
Revenue	$6,243,022	$6,994,838

Operating expenses:
Cost of revenues	3,196,245	2,736,998
Research and development	14,326,918	20,119,791
Selling, general and administrative	21,570,874	26,170,221
Loss on impairment of long-lived assets	1,939,246	—
Change in fair value of contingent earn-out receivable, related party	(1,190,000)	—
Total operating expenses	39,843,283	49,027,010

Operating loss	(33,600,261)	(42,032,172)

Interest income	22,230	457,189
Interest expense	(953,173)	(776,838)
Unrealized gain on short-term investments	999	123,044
Change in fair value of related party receivable	(330,000)	—
Change in fair value of convertible promissory notes, related party	280,950	—
Change in fair value of non-convertible promissory notes, related party	(19,000)	—
Change in fair value of warrant liability	469,800	—
Loss on debt extinguishment	(560,000)	—
Other income	1,107,501	—
Other expense	(746,834)	(104,822)
Total non-operating expense	(727,527)	(301,427)

Net loss from continuing operations before income taxes	(34,327,788)	(42,333,599)
Income tax benefit from continuing operations	—	571,120
Net loss from continuing operations	(34,327,788)	(41,762,479)
Net loss from discontinued operations before income taxes	—	(5,005,518)
Income tax expense from discontinued operations	—	(65,189)
Net loss from discontinued operations	—	(5,070,707)
Net loss	(34,327,788)	(46,833,186)
Net loss - non-controlling interest	(1,519,945)	(1,616,018)
Net loss attributable to Scorpius Holdings, Inc.	$(32,807,843)	$(45,217,168)

Weighted-average common shares outstanding, basic and diluted (Notes 12 and 16)	2,515,742	130,120

Net loss per share, basic and diluted - continuing operations	$(13.04)	$(308.53)
Net loss per share, basic and diluted - discontinued operations	—	(38.97)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(13.04)	$(347.50)

Comprehensive loss
Net loss	$(34,327,788)	$(46,833,186)
Unrealized gain (loss) on foreign currency translation	175,233	(3,047)
Total comprehensive loss	(34,152,555)	(46,836,233)
Comprehensive loss attributable to non-controlling interest	(1,519,945)	(1,616,018)
Comprehensive loss - Scorpius Holdings, Inc.	$(32,632,610)	$(45,220,215)

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common	Additional	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	Paid-in Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2022	$26	$283,024,556	$(209,153,659)	$51,924	$(1,486,179)	$72,436,668
ATM raise	—	46,142	—	—	—	46,142
Common Stock Issuance ESPP	—	19,482	—	—	—	19,482
Stock based compensation	—	2,628,276	—	—	—	2,628,276
Other comprehensive loss	—	—	—	(3,047)	—	(3,047)
Net loss	—	—	(45,217,168)	—	(1,616,018)	(46,833,186)
Balance at December 31, 2023	26	285,718,456	(254,370,827)	48,877	(3,102,197)	28,294,335
ATM raise	—	8,053	—	—	—	8,053
Issuance of common stock from public offering, net of issuance costs	527	19,786,363	—	—	—	19,786,890
Cash-in-lieu of fractional shares from reverse split	—	(4,582)	—	—	—	(4,582)
Exercise of warrants	464	177,928	—	—	—	178,392
December 2024 Offering	—	(13,479,677)	—	—	—	(13,479,677)
Common Stock Issuance ESPP	—	12,904	—	—	—	12,904
Stock based compensation	—	1,033,718	—	—	—	1,033,718
Other comprehensive income	—	—	—	175,233	—	175,233
Net loss	—	—	(32,807,843)	—	(1,519,945)	(34,327,788)
Balance at December 31, 2024	$1,017	$293,253,163	$(287,178,670)	$224,110	$(4,622,142)	$1,677,478

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(34,327,788)	$(46,833,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,154,149	6,474,256
Noncash lease expense	351,226	514,665
Stock-based compensation	1,033,718	2,628,276
Unrealized gain on short-term investments	(999)	(123,019)
Loss on disposal of equipment	563,865	—
Loss on extinguishment	560,000	—
Loss on impairment of long-lived assets	1,939,246	—
Change in fair value of related party receivable	330,000	—
Change in fair value of contingent earn-out receivable, related party	(1,190,000)	—
Change in fair value of convertible promissory notes, related party	(280,950)	—
Change in fair value of non-convertible promissory notes, related party	19,000	—
Change in fair value of warrant liability	(469,800)	—
Change in fair value of contingent consideration	—	(107,355)
Payment of contingent consideration	—	(1,073,145)
Goodwill impairment loss	—	3,873,079
Intangible asset impairment loss	—	2,277,921
Amortization of intangible asset	—	1,091,250
Gain on sale of discontinued operations	—	(1,467,451)
Deferred tax liability	—	(571,120)
(Increase) decrease in:
Accounts receivable	232,911	(293,698)
Prepaid expenses and other current assets	(763,560)	2,731,454
Inventory	710,470	(909,158)
Other assets	—	(368,124)
Right-of-use assets	—	(277,807)
Deposits	(20,334)	42,439
Grant receivable	—	1,524,522
Income tax receivable	—	600,877
Increase (decrease) in:
Accounts payable	(882,427)	(116,908)
Deferred revenue	(923,347)	771,133
Accrued expenses and other liabilities	(42,021)	(1,921,496)
Net Cash Used In Operating Activities	(26,006,641)	(31,532,595)

Cash Flows from Investing Activities
Purchase of short-term investments	(935,639)	(483,497)
Proceeds from sale of short-term investments	3,008,050	34,237,270
Purchases of property and equipment	(875,155)	(1,985,557)
Proceeds from disposal of property and equipment	16,914	220,802
Proceeds from sale of Elusys Therapeutics	—	247,577
Net Cash Provided by Investing Activities	1,214,170	32,236,595

Cash Flows from Financing Activities
Proceeds from December 2024 Offering	3,324,723	—
Repayments of principal under finance lease	(898,774)	(2,583,583)
Proceeds from issuance of common stock	22,006,353	65,624
Stock issuance costs	(2,219,463)	—
Proceeds from issuance of convertible promissory note, related party	2,253,750	—
Proceeds from issuance of non-convertible promissory notes, related party	975,000	—
Proceeds from issuance of common stock through at-the-market	8,053	—
Proceeds from issuance of common stock upon exercise of warrants	178,392	—
Proceeds from issuance of common stock under ESPP	12,904	—
Payment of contingent consideration	—	(6,434,115)
Cash paid for fractional shares in connection with reverse stock split	(4,582)	—
Net Cash Provided by (Used In) Financing Activities	25,636,356	(8,952,074)

Effect of exchange rate changes on cash and cash equivalents	(813)	(1,555)

Net Increase (Decrease) in Cash and Cash Equivalents	843,072	(8,249,629)

Cash and Cash Equivalents – Beginning of the Period	184,925	8,434,554

Cash and Cash Equivalents – End of the Period	$1,027,997	$184,925

(Continued)

SCORPIUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended
	December 31,
	2024	2023
Supplemental Disclosure for Cash Flow Information:
Right-of-use assets surrendered upon operating lease modifications	$(91,890)	$—
Right-of-use assets obtained upon operating lease commencements	$—	$895,578
Right-of-use assets obtained upon operating lease modifications	$—	$87,839
Right-of-use assets surrendered upon finance lease modifications	$—	$(3,092,408)
Right-of-use assets obtained upon finance lease commencements	$—	$9,983,504
Right-of-use assets obtained upon finance lease modifications	$—	$70,033
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of contingent earn-out receivable, related party to related party receivable	$1,430,000	$—

See Notes to Consolidated Financial Statements

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization

Scorpius Holdings, Inc. (the “Company”) is a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries through its Scorpius Biomanufacturing, Inc. (“Scorpius Bio”) subsidiary. Its services include clinical and commercial drug substance manufacturing, release and stability testing and a variety of process development services, including upstream and downstream development and optimization, analytical method development, cell line development, testing and characterization. The lead facility in San Antonio, TX commenced operations in September 2022.

During 2023, the Company’s priorities shifted to biomanufacturing capabilities, resulting in a refocusing of resources towards biomanufacturing efforts and away from research and biodefense efforts as well as divestment of clinical stage oncology assets including HS-110 and PTX-35. The Company intends to continue discovery efforts of its subsidiary, Skunkworx, if it has sufficient resources.

Effective February 6, 2024, NightHawk Biologics, Inc. changed its name to Scorpius Holdings, Inc. by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

2.        Discontinued Operations

On December 27, 2023, the Company completed the sale of all of its assets and equity interest in Elusys Therapeutics, Inc. (“Elusys Therapeutics”) to Elusys Holdings, a company controlled by the Company’s Chairman, Chief Executive Officer, and President, Jeffrey Wolf for approximately $2.5 million before working capital, escrow adjustments and transaction expenses. Total consideration included $0.5 million of cash received at closing, $0.3 million related to consideration from a one-year convertible note, and fair value of $1.7 million in future payments from Elusys Holdings upon the achievement by Elusys Therapeutics of certain financial goals. The gain on the transaction was approximately $1.5 million.

The Company has separately reported the financial results of Elusys Therapeutics as discontinued operations in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The results of operations from discontinued operations for the year ended December 31, 2023 have been reflected in the consolidated statement of operations and consist of the following:

2023
Revenue	$6,699,200

Operating expenses:
Cost of revenues	2,163,723
Research and development	2,549,959
Selling, general and administrative	1,346,565
Amortization of intangible assets	1,091,250
Change in fair value of contingent consideration
Goodwill impairment loss	3,873,079
Intangible asset impairment loss	2,277,921
Change in fair value of contingent consideration	(107,355)
Total operating expenses	13,195,142

Loss from operations	(6,495,942)

Gain on sale of discontinued operations	1,467,451
Interest income	55,991
Other expense, net	(33,018)
Total non-operating gain	1,490,424

Net loss from discontinued operations before income taxes	(5,005,518)
Income tax expense	(65,189)
Net loss from discontinued operations	$(5,070,707)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating, investing and financing cash flows of discontinued operations for the year ended December 31, 2023 are comprised of the following:

2023
Total net cash used in operating activities from discontinued operations	$(5,032,271)
Total net cash provided by investing activities from discontinued operations	$41,854

Derecognition and Gain from Disposal of Discontinued Operations

As a result of the Divestiture Agreement entered into with Elusys Holdings, the Company ceased to have a financial interest in Elusys Therapeutics as of December 27, 2023. Because the Company was selling all of its equity interest in Elusys Therapeutics, a wholly owned subsidiary that met the definition of a business, the Company applied the deconsolidation guidance under Accounting Standards Codification (“ASC”) Subtopic 810-10-40 Consolidation – Derecognition. The derecognition of Elusys Therapeutics required the recognition of a gain or loss measured as the difference of fair value of consideration received less the Company’s carrying value of Elusys Therapeutics.

Pursuant to the Divestiture Agreement, Elusys Holdings paid the Company $500,000 on December 11, 2023. Elusys Holdings was further obligated to remit on an annual basis a royalty fee equal to 3% of gross revenue received by Elusys Holdings or any of its affiliates or their respective successors or licensees from all sales of the anthrax antitoxin known as ANTHIM® during the period commencing on January 1, 2024 and ending on June 30, 2031; provided that, if as of December 31, 2028, the Company has not received an aggregate of $5,000,000 in such royalty fees, Elusys Holdings would have been obligated to pay to the Company  no later than March 1, 2029 a cash payment equal to the difference between the aggregate amount of such royalty fees received by the Company and $5,000,000. As further described in Note

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3, recognized amounts related to these royalty fees were presented in the consolidated balance sheets as contingent earn-out receivable, related party at December 31, 2023, and were reclassified to related party receivable during 2024.

Pursuant to the Agreement, at the December 27, 2023 closing of the Divestiture Transaction (the “Divestiture Closing”), Elusys Holdings assumed certain specified liabilities and manufacturing commitments relating to Elusys Therapeutics’ business, which at the time of the Divestiture were estimated at $51.4 million. The assumed liabilities and manufacturing commitments include all amounts owed to the former owners of Elusys Therapeutics under that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among us, Heat Acquisition Sub 1, Inc., Elusys Therapeutics and Fortis Advisors LLC, in its capacity as “Stockholders’ Representative,” which provides that the Company will remain liable if Elusys Holdings fails to satisfy its obligations to pay merger consideration under the Merger Agreement. As of December 31, 2024, all merger consideration payments have been made.

Also in connection with the transaction, the Company entered into a Shared Services Agreement with Elusys Holdings setting forth the terms that certain services or functions that the Company had historically provided to Elusys Therapeutics would continue to be provided on a transitional basis. Shared services will include various administrative, accounting, billing, cash management and banking and budgeting services and other support services. The fee for services performed by the Company’s employees is based upon an allocation of time spent providing such services applied to their base salary. Third party costs, if any, are passed through to Elusys Holdings without mark-up. Elusys Holdings is also responsible for general and administrative expenses incurred by the Company attributable to operations of both Elusys Holdings and the Company. Shared service fees were $191,586 and $-0- for the years ended December 31, 2024 and 2023, respectively, and have been reflected as reductions to the corresponding amounts in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, all shared service fees have been received.

The fair value of consideration received is shown in the following table:

2023
Upfront cash consideration	$500,000

Estimated fair value of 3% ANTHIM earnout	1,720,000
Estimated fair value of contingent consideration receivable, related party	268,000
Total fair value of contingent consideration receivable, related party	1,988,000

Total fair value of consideration received	$2,488,000

See Note 5 for additional information on fair value assumptions. The book value of the assets and liabilities derecognized on December 27, 2023 in connection with the sale were as follows:

2023
Cash	$252,423
Prepaid expenses and deposits	30,228
Intangibles and other long-term assets	6,728,109
Accounts payable	(197,082)
Accrued expenses and other liabilities	(1,183,129)
Contingent royalty earnout liability	(4,610,000)
Net book value of assets and liabilities sold	$1,020,549

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3.        Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the “Company” or “Scorpius”), Pelican Therapeutics, Inc. (“Pelican”), Heat Biologics I, Inc. (“Heat I”), Heat Biologics III, Inc. (“Heat III”), Heat Biologics IV, Inc. (“Heat IV”), Heat Biologics GmbH, Heat Biologics Australia Pty Ltd., Zolovax, Inc., Skunkworx Bio, Inc., Scorpius Biomanufacturing, Inc., Blackhawk Bio, Inc., and Abacus Biotech, Inc. The functional currency of the entities located outside the United States of America (the foreign entities) is the applicable local currency of the foreign entities. Assets and liabilities of the foreign entities are translated at period-end exchange rates. Statement of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2024 and 2023 year-end financials include an 85% controlling interest in Pelican and a 94% controlling interest in Scorpius Biomanufacturing, Inc. The Company accounts for its less than 100% interest in the consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Accordingly, the Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “net loss – non-controlling interest” in the consolidated statements of operations and comprehensive loss.

The accompanying consolidated financial statements have been derived from the accounting records of the Company and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”).

On July 17, 2024, the Company effected a 1-for-200 reverse stock split (the “Reverse Stock Split”) with resulting fractional shares paid in cash. Corresponding adjustments were also made to the number of shares of common stock issuable upon exercise or conversion of our convertible securities, outstanding equity awards, and warrants, as well as the applicable exercise prices. Unless otherwise noted, all share amounts and per share data in the consolidated financial statements have been retroactively adjusted to give effect to the Reverse Stock Split. Authorized shares and par value were unaffected by the Reverse Stock Split.

Going Concern Uncertainty

The Company has an accumulated deficit of $287.2 million as of December 31, 2024 and a net loss of approximately $34.3 million for the year ended December 31, 2024 and has not generated significant revenue or positive cash flows from operations. The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects significant expenses in connection with its ongoing activities, particularly as the Company ramps up operations of the biomanufacturing facility in San Antonio, TX. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it will be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, equipment sale leasebacks, partnerships, grants, funding collaborations and other funding transactions, if any are available. Subsequent to December 31, 2024, the Company engaged a third party to assist in exploring strategic alternatives. As of December 31, 2024, the Company had approximately $1.2 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, useful lives of fixed assets, contingent earn-out receivable, related party, related party receivable, income taxes, warrants, stock-based compensation, right-of-use assets and lease liabilities, convertible promissory notes, related party, and estimates used in divestiture accounting. Actual results may differ from those estimates.

Discontinued Operations

In accordance with ASC Subtopic 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (“disposal group”) is required to be reported as discontinued operations if the disposal group represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets discontinued operations criteria. Assets and liabilities of a disposal group meeting discontinued operations treatment is presented separately as held-for-sale. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing  performance. To date, the CODM has viewed the operations and managed the business as one segment. See Note 14.

Cash and Cash Equivalents

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to such balances and does not believe it is exposed to significant credit risk on cash and cash equivalents. As of December 31, 2024, one account balance was approximately $940,000, resulting in an uninsured balance of approximately $690,000. As of December 31, 2023, there were no cash amounts in excess of $250,000.

Accounts Receivable

Accounts receivable are primarily comprised of amounts owed to the Company for services and sales provided under its customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. The Company applies judgment in assessing the ultimate realization of its receivables and the Company estimates an allowance for credit losses based on various factors, such as the aging of its receivables, historical experience, and the financial condition of its customers.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consist primarily of amounts paid in advance for manufacturing activities, software, contract assets, and insurance. Contract assets consist of unbilled receivables.

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company periodically reviews raw materials inventory for potential impairment, and if deemed necessary, adjusts inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory. No impairment expense was recognized for the years ended December 31, 2024, or 2023.

Contingent Consideration Receivable, Related Party

Consideration paid or received as a result of a purchase or sale of a business may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration is measured at the estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, the estimated timing of milestone achievement, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Subsequent to the date of an acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Contingent consideration receivable, related party was $0.3 million as of December 31, 2023, representing the fair value of future proceeds from the off-market issuance on a convertible note. The balance was settled during 2024.

Property and Equipment

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In-process research and development (“IPR&D”) assets acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of the carrying value of the IPR&D assets over fair value. Refer to Note 2 “Discontinued Operations” and Note 8 “Goodwill and Intangible Assets” for additional information on impairment.

Other Assets

The balance consists of $0.2 million of land option agreements related to the location for a potential Kansas commercial CDMO facility.

Contingent Earn-Out Receivable, Related Party and Related Party Receivable

Contingent earn-out receivable, related party represented the estimate of fair value of royalty earnout payments related to consideration from the divestiture of Elusys Therapeutics. Contingent earn-out receivable, related party was measured at fair value using a probability-weighted income approach utilizing significant unobservable inputs including the probability of achieving each of the potential milestone and royalty payments and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated asset. The contingent earn-out receivable, related party was revalued at each reporting period and changes in fair value were recognized in the consolidated statements of operations and comprehensive loss.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective as of July 30, 2024, the Company entered into a Note Cancellation and Amendment to Asset and Equity Interests Purchase Agreement (the “Note Amendment”) of that certain 1% non-convertible promissory note, dated May 1, 2024, in the principal amount of $750,000 (see Note 10), issued by the Company to Elusys Holdings and to the Asset and Equity Interests Purchase Agreement (the “Purchase Agreement”), dated as of December 11, 2023, by and between Elusys Holdings and the Company. Pursuant to the Note Amendment, the aforementioned promissory note for $750,000 was cancelled in exchange for an amendment to the Asset and Equity Interests Purchase Agreement which eliminates the payment of any royalty fees by Elusys Holdings to the Company and instead provides a cash payment to the Company of $2.5 million on or prior to December 31, 2028. Due to the Note Amendment changes to the payment provisions of the contingent earn-out receivable, related party, the contingent earn-out receivable, related party has been reclassified as related party receivable in the consolidated balance sheets at December 31, 2024. The related party receivable is measured at fair value using a discounted cash flow analysis utilizing significant unobservable inputs including the timing and amount of the expected payment and a market interest rate. Significant increases or decreases in either the expected payment amount or market interest rate or changes in the timing of expected payment would result in a significantly higher or lower fair value of the asset. The related party receivable is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

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

The Company does not record leases with terms of 12 months or less on the Consolidated Balance Sheets, which are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If impairment is

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determined to exist, the impairment loss is measured by the amount by which the carrying amount of the assets exceed their estimated fair value. During the year ended December 31, 2024, the Company identified its current period operating and cash flow losses as impairment indicators. In determining the assets and asset groups for impairment testing, the Company determined that certain assets, such as the ROU asset associated with the corporate headquarters, did not have cash flows independent of other assets and asset groups. Therefore, the Company assessed recoverability of an entity-wide asset group and considered the market capitalization at December 31, 2024 to be fair value when comparing to the carrying value of the entity-wide asset group. The Company thus recognized an impairment loss of $1.9 million for the year ended December 31, 2024. The impairment loss was allocated on a pro rata basis using the relative carrying amounts of the individual assets comprising property and equipment, net, operating lease right-of-use asset, and finance lease right-of-use-asset. Allocated amounts that would otherwise reduce the adjusted carrying value below fair value were instead reallocated to the other individual assets on a revised pro rata basis of those other assets. No impairment loss was recognized during the year ended December 31, 2023.

Convertible and Non-convertible Promissory Notes, Related Party

The Company accounts for its convertible and non-convertible promissory notes, related party under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, an election can be made at the inception of a financial instrument to measure the instrument at fair value (the “fair value option”) under ASC 825 as long as no part of the financial instrument is classified as a component of equity. The Company has determined all relevant criteria have been met and has made such election for its convertible promissory notes, related party because the election allows the Company to present a single liability, inclusive of embedded features which might otherwise require separate recognition. The election has been made for non-convertible promissory notes, related party, to provide consistency across all eligible financial instruments. As a result, these promissory notes are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Subsequent changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory notes, related party, in the statements of operations and comprehensive income. The Company does not separately report interest attributable to financial instruments accounted for pursuant to the fair value option because such interest is included in the determination of fair value of those financial instruments and changes thereto. The change in fair value attributable to the change in the instrument-specific credit risk, if any, is presented separately in other comprehensive income. No such amounts were reported in other comprehensive income during 2024 or 2023.

Modifications of Debt Instruments

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrants may require—outside the Company’s control—settlement through transferring assets, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and at the time of any modification while the warrants are outstanding. The December 2024 Common Warrrants have been recognized as liability-classified instruments at estimated fair value. All other warrants issued are indexed to the Company’s common stock as defined in ASC 815 and meet the equity classification criteria in

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accordance with ASC 815. Thus, all other warrants achieve equity classification at inception and were recorded within additional paid-in-capital on their issuance date.

Deferred Revenue

Deferred revenue is generally comprised of CDMO customer deposits received in advance of the Company’s fulfillment of performance obligations and totaled $1.5 million and $2.4 million as of December 31, 2024 and 2023, respectively. Of the total deferred revenue as of December 31, 2023, $0.03 million related to advance license fees received from Shattuck Labs, Inc.

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

Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Payment terms and conditions vary by contract type, although terms generally require payment within 30 to 60 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, its contracts do not contain a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its services, not to receive financing from its customers or to provide customers with financing. The Company has applied the practical expedient in ASC 606 and excludes information about a) remaining performance obligations that are part of contracts having an original expected duration of one year or less and b) transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or wholly unsatisfied promise to transfer a distinct good or service that is part of a single performance obligation.

CDMO Revenue

The Company provides a comprehensive range of biologics manufacturing services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. Process development and CGMP manufacturing comprise the majority of the Company’s CDMO revenue during 2024 and 2023. Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process for a customer’s product. CGMP manufacturing revenue generally represents custom production of customer's drug product originating from microbial fermentation or mammalian cell culture manufacturing batch processing.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For contracts with multiple performance obligations, the Company allocates transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. If observable standalone selling prices are not available, the Company estimates the applicable standalone selling price based on the expected cost plus margin approach.

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

Grant Revenue

The Company recognizes revenue related to the Cancer Prevention and Research Institute of Texas (“CPRIT”) contract, which is being accounted for as a conditional non-exchange contribution.

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

License Revenue

The Company had licensed certain provisional patent applications and know-how related to fusion proteins to treat cancer and other diseases that were not being developed by the Company. Shattuck Labs, Inc. (“Shattuck”) paid the Company an initial license fee of $0.05 million in June 2016 and was obligated to pay the Company fees upon its receipt of sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. In March 2023, the Company received a milestone payment of $0.1 million from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154. On January 29, 2024, the Company entered into a Patent Rights Sale and Assignment Agreement with Kopfkino IP, LLC (“Patent Agreement”) pursuant to which, in exchange for $1.0 million, the Company assigned its right, title, and interest in and under the exclusive license agreement it entered into with Shattuck.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Concentration

The Company attributes revenue to the individual countries where the customer is headquartered. The Company derived approximately 100% of its revenues from the United States during 2024 and 2023.

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

Stock-based compensation costs for stock options are based on the fair value of the underlying option calculated using the Black-Scholes-Merton option pricing model on the date of grant and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment. The following weighted-average assumptions are used for stock options:

●	Volatility – The Company uses an average historical stock price volatility of its own data.
●	Expected life of options – The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The Company elected to utilize the “simplified” method to estimate the expected term as the company does not have sufficient appropriate exercise data on which to base its estimate. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
●	Risk-free interest rate – The rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.
●	Dividend yield – The expected dividend yield is considered to be 0% in the option pricing formula since the Company has not paid any dividends and has no plan to do so in the future.
●	Forfeitures – The Company’s policy is to account for forfeitures as they occur.

SCORPIUS HOLDINGS, INC.

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

Net Loss Attributable to Non-controlling Interests

The Company’s net loss attributable to non-controlling interests relates to the 15% ownership of Pelican and 6% ownership of Scorpius Biomanufacturing, Inc. that the Company does not own as of December 31, 2024 and 2023.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each year. Fully diluted net loss per share is computed using the weighted average number of common shares and dilutive securities outstanding during each year. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation. The Company considers shares issuable for little to no consideration that do not contain any conditions that must be satisfied for the holder to receive the shares to be outstanding common shares and included in the computation of basic net loss per share.

Impact of Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14 for additional details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the Company’s consolidated statements of operations and comprehensive loss. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact ASU 2024-03 will have on its consolidated financial statements, including its footnote disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in the update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments also make additional clarifications to assist stakeholders in applying the guidance, including a clarification that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments may be applied on either a prospective or a retrospective basis. The Company is currently assessing the impact ASU 2024-04 will have on its consolidated financial statements, including its footnote disclosures.

4.        Short-Term Investments

Short-term investments consist of equity securities. The Company reports its securities at fair value as of December 31, 2024 and 2023, respectively. Unrealized gains on securities of $0.001 million and $0.1 million, respectively, are reported in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023. Short-term investments at December 31, 2024 and 2023 consisted of mutual funds with fair values of $0.1 million and $2.2 million, respectively.

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

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The Company’s short-term investments consist of Level I securities which are comprised of highly liquid mutual funds. The estimated fair value of the short-term investments was based on quoted market prices. There were no transfers between fair value hierarchy levels during the years ended December 31, 2024 or 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$135,143	$135,143	$—	$—
Related party receivable	$1,100,000	$—	$—	$1,100,000
Liabilities:
Convertible promissory notes, related party	$16,015,400	$—	$—	$16,015,400
Warrant liability	$2,098,000	$—	$—	$2,098,000

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2,206,555	$2,206,555	$—	$—
Contingent consideration receivable, related party	$268,000	$—	$—	$268,000
Contingent earn-out receivable, related party	$1,720,000	$—	$—	$1,720,000

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2024:

	Contingent	Contingent	Related
	Consideration Receivable,	Earn-out Receivable,	Party
	Related Party	Related Party	Receivable
Balance at December 31, 2022	$—	$—	$—
Sale of Elusys Therapeutics, Inc.	268,000	1,720,000	—
Balance at December 31, 2023	268,000	1,720,000	—
Settlement of contingent consideration receivable, related party, in connection with issuance of
convertible promissory note, related party	(268,000)	—	—
Reclassification of contingent earn-out receivable, related party to related party receivable	—	(1,430,000)	1,430,000
Change in fair value	—	1,190,000	(330,000)
Loss on extinguishment of contingent earn-out receivable, related party	—	(1,480,000)	—
Balance at December 31, 2024	$—	$—	$1,100,000

	Elusys Contingent	Promissory Notes,	Warrant
	Consideration	Related Party	Liability
Balance at December 31, 2022 (in liabilities from discontinued operations)	$(12,224,614)	$—	$—
Payment of contingent consideration	7,507,260	—	—
Change in fair value	107,354	—	—
Divestiture of Elusys Therapeutics, Inc.	4,610,000	—	—
Balance at December 31, 2023	—	—	—
Issuance of convertible promissory note, related party	—	(1,985,750)	—
Issuance of non-convertible promissory notes, related party	—	(975,000)	—
Extinguishment of non-convertible promissory note, related party, in connection with December 2024 Offering	—	224,000	—
Issuance of convertible promissory notes, related party, with warrants in connection with December 2024 Offering	—	(14,460,600)	(2,567,800)
Change in fair value	—	261,950	469,800
Gain on extinguishment of debt	—	920,000	—
Balance at December 31, 2024	$—	$(16,015,400)	$(2,098,000)

As further described in Note 2, the $4.6 million of contingent consideration was derecognized in connection with the Divestiture of Elusys Therapeutics. The financial results of Elusys Therapeutics for the year ended December, 31, 2023, are presented as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss.

Adjustments associated with changes in fair value are the result of changes to both observable and unobservable inputs used in the measurement of fair value, which are reassessed at each reporting period. The unobservable inputs are reflected in the table below.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified as Level 3 as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Related party receivable	Discounted Cash Flow Analysis	Timing of expected payment	2028
		Risk free interest rate	4.3%
		Option-adjusted spread (1)	18.4%
		Principal amount	$2.5 million

Convertible promissory note, related party	Discounted Cash Flow Analysis	Maturity term	8 months
(Restated Elusys Convertible Note)		Risk free interest rate	4.2%
		Option-adjusted spread (1)	18.6%
		Principal amount	$2.25 million

Convertible promissory note, related party	Monte Carlo Simulation Model	Risk free interest rate	4.3%
(December 2024 Secured Convertible Notes)		Credit spread (1)	18.6%
		Volatility of common stock (1)	85.0%
		Expected term	2.93 years

Warrant liability	Black-Scholes Option Pricing Model	Risk free interest rate	4.4%
		Volatility of common stock (1)	64.0%
		Expected term	4.93 years

	As of December 31, 2023
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Contingent consideration receivable, related party	Discounted Cash Flow Analysis	Maturity Term	1 year
		Market interest rate (1)	14.7%
		Principal amount	$2.25 million

Contingent earn-out receivable, related party	Discounted Cash Flow Analysis	Timing of expected payments (1)	2026-2029
		Discount rate (1)	15.0%
		Future revenue projections (1)	$141.4 million
		Minimum earn-out payment	3% or $5.0 million
		Earn-out term through	December 31, 2028

(1)	Represents significant unobservable input

The estimated fair value of the December 2024 Secured Convertible Notes uses monte carlo simulation trials through a lattice model incorporating Geometric Brownian Motion. The simulations are weighted based on projected future stock prices, the volatility of a set of guideline companies, and significant unobservable inputs. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. In addition to the significant unobservable inputs in the preceding table, the monte carlo simulations include assumptions related to the timing and probability of i) a fundamental transaction and ii) an eligible subsequent placement, both as defined by the December 2024 Secured Convertible Notes.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company records certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

6.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	December 31,	December 31,
	2024	2023
Prepaid manufacturing expense	$184,951	$100,846
Contract assets	695,041	120,184
Other prepaid expenses and current assets	228,704	316,663
Prepaid software	237,615	161,484
Prepaid insurance	409,347	96,588
Prepaid preclinical and clinical expenses	—	21,264
	$1,755,658	$817,029

7.        Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consisted of the following at:

	December 31,	December 31,
	2024	2023
Lab equipment	$13,037,975	$21,203,534
Leasehold improvements	1,335,655	2,827,289
Computers	688,512	850,211
Furniture and fixtures	196,613	277,882
Construction-in-process	57,521	9,414
Total	15,316,276	25,168,330
Accumulated depreciation	(3,000,816)	(7,580,993)
Property and equipment, net	$12,315,460	$17,587,337

Depreciation expense totaled $4.9 million and $4.6 million for the years ended December 31, 2024 and 2023, respectively.

8.        Goodwill and other intangible assets

The Company performs an annual impairment test at the reporting unit level as of April 1st of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.

Elusys Therapeutics Goodwill and Intangible Assets

In connection with the 2022 acquisition of Elusys Therapeutics, Goodwill of $3.3 million and an intangible asset of $8.7 million was allocated to the Elusys Therapeutics reporting unit. The Elusys Therapeutics’ intangible asset relates to the ANTHIM® formulation and was being amortized over its remaining patent life. During the second quarter of 2023, the

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company finalized the purchase price allocation for the Elusys Therapeutics acquisition and recorded a measurement period adjustment that increased goodwill by approximately $0.6 million to a balance of $3.9 million.

During the third quarter of 2023, the Company’s activities with regard to the divesture of the Elusys Therapeutics business met the criteria to report as discontinued operations. The Company evaluated its intangible asset and goodwill for impairment under ASC 360, Property, Plant, and Equipmment and ASC 350, Intangibles—Goodwill and Other. As a result, goodwill was fully impaired by $3.9 million and intangible assets were partially impaired by $2.3 million. These impairments resulted in the carrying value of the assets of discontinued operations being less than the fair value and therefore no loss was recognized upon reclassification of the disposal group to discontinued operations. See Note 2.

The following table provides the Company’s goodwill and intangible assets as of December 31, 2023:

		Intangible
	Goodwill	Assets
Balance at December 31, 2022	$3,301,959	$8,669,375
Acquisition fair value adjustment	571,120	—
Impairment	(3,873,079)	(2,277,921)
Amortization	—	(1,091,250)
Reclassified to discontinued operations	—	(5,300,204)
Balance at December 31, 2023	$—	$—

.

9.        Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at:

	December 31,	December 31,
	2024	2023
Accrued marketing expenses	$999,996	$1,013,497
Accrued preclinical and clinical trial expenses	364,460	405,792
Compensation and related benefits	298,090	332,641
Other expenses	268,161	313,254
Advance payments received from customers for manufacturing materials	169,758	—
Accrued manufacturing expenses	59,793	97,877
Accrued franchise tax	—	38,800
	$2,160,258	$2,201,861

10.Debt

Debt Issued in Connection with Divestiture of Elusys Therapeutics

As a post-closing covenant to the divestiture of Elusys Therapeutics described in Note 2, Elusys Holdings purchased from the Company on January 26, 2024 a convertible promissory note in the aggregate amount of $2,250,000 (the “Original Elusys Convertible Note”), the conversion of which was subject to both Elusys Holdings election and obtaining stockholder approval of the issuance of shares of the Company’s common stock upon such conversion, which stockholder approval was obtained on July 15, 2024. The Original Elusys Convertible Note bore interest at a rate of 1% per annum and was to mature on the one-year anniversary of its issuance. The conversion price was $78.22 (as adjusted for the Reverse Stock Split), which was equal to 110% of the volume weighted average price (VWAP) of the Company’s common stock for the seven trading days prior to December 11, 2023. Based upon such conversion price Elusys Holdings would be issued 29,053 shares of the Company’s common stock upon conversion of the Original Elusys Convertible Note.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On May 1, 2024, the Company issued to Elusys Holdings an amended and restated convertible note (the “Restated Elusys Convertible Note”) in the principal amount of $2,250,000 in exchange for the Original Elusys Convertible Note. The Restated Elusys Convertible Note bears interest at a rate of 1% per annum, matures on September 1, 2025 and will convert into shares of the Company’s common stock at the option of Elusys Holdings only if i) stockholder approval, as may be required by the applicable rules and regulations of the NYSE American related to the issuance of all of the shares of common stock issuable upon conversion of the Restated Elusys Convertible Note, is obtained prior to the maturity date and ii) any required approval of the NYSE American of such share issuance is obtained. The conversion price of the Restated Elusys Convertible Note was equal to 110% of the volume weighted average price (VWAP) of common stock for the seven trading days prior to December 11, 2023 which was $78.22; however, Section 2(b) of the Restated Elusys Convertible Note provided that if the Company consummated a public financing, subject to certain exceptions, within sixty days of May 1, 2024, the conversion price would be adjusted to be 110% of the per share purchase price of the common stock in such public financing (with such adjustment only being made upon the first financing in the event of multiple financings during the foregoing period). Based on the public offering that the Company consummated in May 2024 and described in Note 12, the conversion price of the Restated Elusys Convertible Note was adjusted to $22.00 resulting in the ability to convert the Restated Elusys Convertible Note into up to 103,908 shares of common stock (including the principal amount of $2,250,000 and all accrued interest thereon calculated as of the date of maturity). At the 2024 Annual Meeting, the Company’s stockholders approved the issuance of the shares of common stock issuable upon full conversion of the Restated Elusys Convertible Note.

On May 1, 2024, in connection with the issuance of the Restated Elusys Convertible Note, the Company entered into a Note Purchase Agreement (the “750K Note”) with Elusys Holdings, pursuant to which Elusys Holdings loaned the Company $750,000. On July 30, 2024, the Company entered the Note Amendment. Pursuant to the Note Amendment, the $750K Note was cancelled in exchange for an amendment to the Divestiture Agreement further described in Notes 2 and 3. The Company accounted for the Note Amendment as a debt extinguishment in accordance with ASC 470, Debt, resulting in a loss on extinguishment of debt of $730,000  recognized in the consolidated statements of operations and comprehensive loss.

November 2024 Note

On November 27, 2024, the Company issued a non-convertible promissory note (the “November 2024 Note”) in the principal amount of $225,000 to an institutional investor. The November 2024 Note accrued interest at the rate of 5% per annum and matured on the earliest of: (i) December 15, 2024; (ii) the consummation of a Corporate Event (as such term is defined in the November 2024 Note); or (iii) when, upon or after the occurrence of an event of default under the November 2024 Note. The November 2024 Note was repaid using the proceeds from the December 2024 Offering as further described below.

Convertible Debt with Warrant Offering

On December 6, 2024, the Company entered into a Securities Purchase Agreement (the “December 2024 Purchase Agreement”) with certain institutional investors, pursuant to which it agreed to issue, in a private placement offering (the “December 2024 Offering”), upon the satisfaction of certain conditions specified in the December 2024 Purchase Agreement, 9% senior secured convertible notes (the “December 2024 Secured Convertible Notes”) in the aggregate principal amount of $13,388,889, and warrants (the “December 2024 Common Warrants”) to purchase up to an aggregate amount of 13,388,889  shares of common stock, to the institutional investors for an aggregate purchase price of $12,050,000.

The December 2024 Offering closed on December 6, 2024. The Company received net proceeds from the December 2024 Offering of approximately $3.0 million, net of $8.5 million that it agreed to use to repurchase August 2024 PFWs (see Note 12) held by the institutional investors (the “Repurchased PFWs”), which amount was paid to the institutional investors at the closing of the December 2024 Offering, and approximately $225,000 to redeem the November 2024 Note, including all principal and accrued interest. In connection with the December 2024 Offering, the Company agreed to reimburse the institutional investors for all costs and expenses incurred by them or their affiliates in connection with the

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transactions contemplated by the December 2024 Purchase Agreement, up to a total amount of $50,000. ThinkEquity acted as placement agent in the December 2024 Offering. In connection with the closing of the December 2024 Offering, the Company paid a placement fee of $285,000 to ThinkEquity, equal to 8% of the net proceeds of the December 2024 Offering paid to the Company, net of the amount used to repurchase the Repurchased PFWs and the amount of the original issue discount.

In connection with the December 2024 Purchase Agreement, the Company, each of the Company’s domestic subsidiaries, and the institutional investors entered into a security agreement, pursuant to which the Company and each of the Company’s domestic subsidiaries granted security interests in substantially all of the Company’s assets to secure the obligations of the Company under the December 2024 Secured Convertible Notes and the December 2024 Purchase Agreement. Each of the Company’s domestic subsidiaries also executed and delivered a subsidiary guarantee, pursuant to which they agreed to guarantee the Company’s obligations under the December 2024 Secured Convertible Notes and act as surety for payment of the December 2024 Secured Convertible Notes.

The December 2024 Secured Convertible Notes mature on the third anniversary of their date of issuance, or December 6, 2027, unless prior thereto there is an event of default, and bear interest at a rate of 9% per annum payable in cash on the first business day of each fiscal quarter beginning January 2, 2025. In connection with any redemption, conversion, or prepayment of the December 2024 Secured Convertible Notes, the institutional investors are entitled to an amount equal to the additional interest that would accrue under the December 2024 Secured Convertible Notes assuming that the original principal remained outstanding through and including the maturity date (the “Make-Whole Amount”), initially $3,615,000. The lenders have not demanded payment, however, as a result of the Company’s failure to satisfy the first two quarterly payments on January 2, 2025 and April 1, 2025, the December 2024 Secured Convertible Notes are presented within current liabilities in the accompanying consolidated balance sheets.

The December 2024 Secured Convertible Notes are convertible, at the option of the holder, at any time, into a number of shares of common stock equal to the principal amount of the December 2024 Secured Convertible Note plus all accrued and unpaid interest at a conversion price initially equal to $0.50, which was adjusted to $0.25 in February 2025 (the “December 2024 Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap (as defined below) and other limitations. The December 2024 Secured Convertible Notes contain customary events of default, including the failure of Jeffrey Wolf to remain as the Company’s Chief Executive Officer, unless an individual reasonably acceptable to the institutional investors has been appointed to replace Mr. Wolf within thirty (30) days of such occurrence, unless the institutional investors extend such deadline for an additional thirty (30) days at their sole discretion. If an event of default occurs, until it is cured, the institutional investors may increase the interest rate applicable to the December 2024 Secured Convertible Note to 15% per annum. If an event of default occurs, the institutional investors may require the Company to redeem (regardless of whether such event of default has been cured) all or any portion of the December 2024 Secured Convertible Notes. Subject to limited exceptions set forth in the December 2024 Secured Convertible Notes, the December 2024 Secured Convertible Notes prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness. The December 2024 Secured Convertible Notes also provide that the Company shall, while the December 2024 Secured Convertible Notes remain outstanding, maintain a net monthly cash burn of not more than $1,800,000, calculated on an average trailing-three-month basis, decreasing by increments of $500,000 every three-months.

The December 2024 Secured Convertible Notes are redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the December 2024 Secured Convertible Notes are outstanding, if the Company enters into a subsequent placement (as such term is defined in the December 2024 Purchase Agreement and which would include this December 2024 Offering), each of the institutional investors shall have the right, in their sole discretion, to require the Company to redeem all, or any portion, of the amount due under their December 2024 Secured Convertible Note in an amount not in excess of the institutional investor’s pro rata amount of 25% of the gross proceeds of such subsequent placement.

The December 2024 Common Warrants expire five years from their date of issuance. The December 2024 Common Warrants are exercisable, at the option of the holder, at any time, for up to an aggregate of 13,388,889 shares of common

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock at an exercise price initially equal to $0.50, which was adjusted to $0.25 in February 2025 (the “December 2024 Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events and subject to the Exchange Cap. The adjustment to the December 2024 Exerise Price did not change the number of shares of common stock issuable upon exercise of the December 2024 Common Warrants. The December 2024 Secured Convertible Notes and the December 2024 Common Warrants provide for the December 2024 Conversion Price and the December 2024 Exercise Price, respectively, to be adjusted in various circumstances. The December 2024 Common Warrants provide for cashless exercise under certain circumstances.

The number of shares of common stock that may be issued upon conversion of the December 2024 Secured Convertible Notes and exercise of the December 2024 Common Warrants, and inclusive of any shares issuable under and in respect of the December 2024 Purchase Agreement, is subject to an exchange cap (the “Exchange Cap”) of 865,820 shares, which was 19.99% of the outstanding number of shares of the Company’s common stock as of December 6, 2024, unless the Company obtains approval from its stockholders to issue shares of common stock to the holders upon conversion of the December 2024 Secured Convertible Notes and exercise of the December 2024 Common Warrants in excess of the Exchange Cap, which approval was obtained on January 16, 2025. As a result of the amendment to the December 2024 Secured Convertible Notes, if the December 2024 Secured Convertible Notes were to be fully converted into shares of common stock at the December 2024 Conversion Price of $0.25 currently in effect, assuming no Exchange Cap or any other limitations on conversion, the Company would issue 53,555,556 shares of common stock plus an additional 14,460,000 shares of common stock if interest and the Make-Whole Amount are also converted into shares of common stock. In addition, under the terms of the December 2024 Secured Convertible Notes and the December 2024 Common Warrants, the institutional investors may not convert the December 2024 Secured Convertible Notes or exercise the December 2024 Common Warrants to the extent such conversion or exercise would cause such institutional investor, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock that would exceed 4.99%, of the Company’s then outstanding common stock following such conversion or exercise. The amendments to the December 2024 Secured Convertible Notes and December 2024 Common Warrants also provide that any conversion and exercise is subject to authorization by NYSE American of a Supplemental Listing Application authorizing the issuance of shares of common stock in excess of 47,396,667 shares of common stock issuable upon conversion of the December 2024 Secured Convertible Notes and December 2024 Common Warrants that were previously authorized by NYSE American at the initial conversion and exercise price of $0.50 (with 13,388,889 shares of Common Stock allocated to exercise of the December 2024 Common Warrants and the remaining shares allocated to conversion of the December 2024 Secured Convertible Notes).

As of December 31, 2024, the carrying and fair values of the Company’s debt were as follows:

	Face	Unamortized	Net	Fair
	Value	Discount	Value	Value
Restated Elusys Convertible Note	$2,250,000	$—	$2,250,000	$1,990,000
December 2024 Secured Convertible Notes	13,388,889	(1,338,889)	12,050,000	14,025,400
Total	$15,638,889	$(1,338,889)	$14,300,000	$16,015,400

See Note 17 for information related to debt-related events occurring subsequent to December 31, 2024.

11.        Revenue

Product Sales

On September 13, 2023, Elusys Therapeutics completed the manufacturing conversion of 23,732 vials of ANTHIM® with its contract with the US Department of Health and Human Services for the contract amount of $6.7 million which is included in net loss from discontinued operations on the consolidated statements of operations and comprehensive loss.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Refer to Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Grant Revenue

In June 2016, Pelican entered into a cancer research grant contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $15.2 million for use in developing cancer treatments by targeting a novel T-cell costimulatory receptor (namely, DR3/TNFRSF25). As described in Note 3, the final  $1.5 million was received in April 2023, and as of December 31, 2023, all $15.2 million has been recognized.

The grant was subject to customary CPRIT funding conditions including a matching funds requirement where Pelican matched $0.50 for every $1.00 from CPRIT. Consequently, Pelican provided $7.6 million in matching funds over the life of the project. Upon commercialization of the product, the terms of the grant require Pelican to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

License revenue

As described in Note 3, the Company received a milestone payment of $100,000 from Shattuck due to completion of a Phase 1A monotherapy dose escalation clinical trial of SL-172154 in March 2023. On January 29, 2024, the Company entered into the Patent Agreement, assigning its right, title, and interest in and under the exclusive license agreement with Shattuck in exchange for $1.0 million, which was recognized as other income within the accompanying consolidated statements of operations and comprehensive loss.

CDMO revenue

During the years ended December 31, 2024 and 2023, the Company recognized $6.0 million and $6.6 million of CDMO revenue, respectively. For the year ended December 31, 2024, three customers represented 65% of CDMO revenue while two customers represented 86% of CDMO revenue for the year ended December 31, 2023. One customer accounted for 38% and 74% of CDMO revenue for the years ended December 31, 2024 and 2023, respectively. This customer migrated to a larger CDMO for commercial manufacture of their product during 2024.

The following table presents changes in contract liabilities for the years ended December 31, 2024 and 2023:

Contract Liabilities
Balance at December 31, 2022	$1,618,308
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	(6,358,617)
Net change to contract balance recognized since beginning of period due to amounts collected	7,129,750
Balance at December 31, 2023	2,389,441
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	(4,740,132)
Net change to contract balance recognized since beginning of period due to amounts collected	3,816,785
Balance at December 31, 2024	$1,466,094

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

During the fiscal years ended December 31, 2024 and 2023, the Company recognized revenue of $2.2 million and $1.2 million, respectively, for which the contract liability was recorded in a prior period.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate amount of transaction price allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2024 totaled $0.8 million and is expected to be recognized as revenue during 2025. Variable consideration  excluded from the transaction price and, thus, not reflected in the amount generally relates to promises that leverage the assistance of third parties, such as clinical trials offices, in the fulfillment of the Company’s performance obligations to its customers. These activities are considered promises to transfer distinct goods or services that are part of single performance obligations.

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2023	$81,456
Closing on December 31, 2023	$375,192
Closing on December 31, 2024	$143,469

12.        Stockholders’ Equity

Authorized Capital

The Company has authorized 10,000,000 shares of Preferred Stock (par value $0.0001) as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were no outstanding shares of Preferred Stock.

The Company had 250,000,000 shares of common stock (par value $0.0002) authorized as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, 5,083,268 and 130,979 common stock shares were issued and outstanding, respectively.

At-The-Market-Offering

During 2024, the Company sold 96 shares of common stock under the Common Stock Sales Agreement and the Amended and Restated Common Stock Sales Agreement at an average price of approximately $86.00 per share, raising aggregate net proceeds of approximately $0.01 million, after deducting an aggregate commission up to 3%. During 2023, the Company sold 687 shares of common stock under the Common Stock Sales Agreement, and the Amended and Restated Common Stock Sales Agreement, at an average price of approximately $72.00 per share, raising aggregate net proceeds of approximately $0.05 million, after deducting an aggregate commission up to 3%.

Common Stock with Warrant Offerings

On May 16, 2024, the Company consummated a public offering (the May 2024 Offering”) of 149,100 units (the “May 2024 Units”) and 150,900 pre-funded units (“May 2024 Pre-Funded Units”) for a purchase price of $20.00 per May 2024 Unit and for a purchase price of $20.00 per May 2024 Pre-Funded Unit (inclusive of the $0.04 pre-funded warrant exercise price), resulting in aggregate gross proceeds of approximately $6.0 million, before deducting underwriting discounts and other offering expenses. Each May 2024 Unit consisted of (i) one share of common stock and (ii) one warrant (the “May 2024 Common Warrants”) to purchase one share of common stock (the “May 2024 Common Warrant Shares”), at an exercise price of $24.00 per share (120% of the offering price per Unit). Each May 2024 Pre-Funded Unit consisted of (i) one pre-funded warrant (the “May 2024 PFWs”) to purchase one share of common stock (the “May 2024 PFW Shares”), and (ii) one May 2024 Common Warrant. The May 2024 Offering also granted the underwriter a 45-day option to purchase up to 45,000 shares of common stock, May 2024 Common Warrants, and/or May 2024 PFWs to cover over-allotments. The May 2024 PFWs are immediately exercisable for one share of common stock at an exercise price of $0.04 per share and will remain exercisable until exercised in full. The May 2024 Common Warrants are immediately exercisable for one share of common stock upon issuance for a period of five years following the date of issuance.

Per ASC 815, the May 2024 Common Warrants and May 2024 PFWs met the applicable criteria to qualify for equity classification and the Company applied the relative fair value method to allocate proceeds between the respective warrants and are included in stockholders equity. The fair value of the May 2024 Common Warrants and May 2024 PFWs when

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issued on May 16, 2024 were $16.00 and $19.96 per share, respectively, using the Black-Scholes option pricing model based on the following assumptions: 1) estimated volatility of 114% based on future stock price; 2) expected term of 5.0 years: 3) annual risk-free interest rate of 4.4%; and 4) expected dividend rate of 0%.

On August 19, 2024, the Company consummated a public offering (the “August 2024 Offering”) of 2,428,000 shares of common stock and 11,947,000 pre-funded warrants to purchase up to 11,947,000 shares of common stock (the “August 2024 PFWs”), including 1,875,000 option pre-funded warrants to purchase up to 1,875,000 shares of common stock (the “August 2024 Option PFWs”) for a purchase price of $1.00 per share of common stock, a purchase price of $0.9998 per August 2024 PFW, and an exercise price of $0.0002 per August 2024 PFW and August 2024 Option PFW resulting in aggregate gross proceeds of approximately $14.4 million, before deducting underwriting discounts and other offering expenses of $1.3 million. Each August 2024 PFW and August 2024 Option PFW is exercisable for one share of common stock. During 2024, 2,162,000 August 2024 PFWs were exercised in exchange for 2,162,000 shares of common stock.

See Note 10 for details of the repurchase of 8,500,000 August 2024 PFWs as well as the December 2024 Common Warrants issued in connection with the December 2024 Secured Convertible Notes.

As of December 31, 2024, the Company had outstanding common stock warrants to purchase 13,688,001 shares of common stock issuable at a weighted average exercise price of $1.01 per share.  The Company also had outstanding pre-funded warrants to purchase 1,285,000 shares of common stock issuable at a weighted average exercise price of $0.0002 per share as of December 31, 2024. As of  December 31, 2023, the Company had no outstanding warrants.

The Company’s common stock warrants allow for potential settlement in cash if certain extraordinary events are effected by the Company, including a 50% or greater change of control in the Company’s common stock. Except in relation to the December 2024 Common Warrants, those events have been deemed to be within the Company’s control. As a result, the Company applies equity treatment for its common stock warrants following the guidance established by ASC Topic 815-40, except for the December 2024 Common Warrants for which the Company applies liability treatment.

Equity Compensation Plans

The Company’s equity compensation plans include four stock incentive plans, a subsidiaries stock incentive plan, and an employee stock purchase plan.

Each of the four stock incentive plans (collectively, the “SIP”) represents a vintage applicable to the year of adoption (2009, 2014, 2017, and 2018). The plans authorize the Compensation Committee of the Board of Directors to grant awards to directors, officers, employees, and independent contractors for a period of ten years after the effective date of the respective vintage. SIP awards may take the form of either incentive or non-qualified stock options, restricted stock, stock appreciation rights, or other stock-based awards.

The Company adopted the Subsidiaries Stock Incentive Plan (the “SSIP”) in 2021 to allow participating subsidiaries to grant awards to directors, officers, employees, and independent contractors of those subsidiaries for a period of ten years. Participating subsidiaries include Skunkworx, Scorpius Biomanufacturing, Abacus, and Blackhawk. Other subsidiaries may adopt the SSIP by resolution of their Board of Directors. SSIP awards may take the form of either incentive or non-qualified stock options, restricted stock, stock appreciation rights, or other stock-based awards. The Reverse Stock Split had no impact on the SSIP, including the number of outstanding shares of common stock and the number of shares of common stock issuable upon exercise of outstanding equity awards applicable to participating subsidiaries.

The Company adopted the Employee Stock Purchase Plan (the “ESPP”) in 2021. Pursuant to the ESPP, eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase shares of the Company’s common stock at a price equal to 85% of the lesser of the grant date or exercise date market prices. January 1 and July 1 are the first days,

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the grant dates, of the two offering periods each year. Of the 2,500 shares of common stock authorized for issuance under the ESPP, 2,129 and 2,129 shares were available for issuance at December 31, 2024 and 2023, respectively.

Accounting for Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	For the Years ended
	December 31,
	2024	2023
Employee stock options	$837,881	$1,929,665
Non-employee stock options	188,831	563,415
Employee stock awards	7,006	135,095
Non-employee stock awards	—	101
	$1,033,718	$2,628,276

Stock Options - A stock option granted gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined exercise price for a specific period of time. The exercise price is determined by the closing stock price on the date of the grant. The Company typically issues options that vest over four years in equal tranches beginning on the first anniversary of the date of grant. Under the terms of the SIP and SSIP, the contractual life of the option grants may not exceed ten years. No stock options were granted during 2024 or 2023.

The following table summarizes stock option activity during the years ended December 31, 2024 and 2023:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2022	66,515	$374.98	$16,842
Expired	(987)	1,249.50
Forfeited	(1,968)	573.65
Stock options outstanding at December 31, 2023	63,560	$355.25	$9,052
Expired	(1,053)	1,541.96
Forfeited	(191)	479.77
Stock options outstanding and expected to vest at December 31, 2024	62,316	$334.82	$6,737	6.9	Years
Stock options exercisable at December 31, 2024	57,750	$341.03	$6,737	6.8	Years

Unrecognized compensation expense related to unvested stock options was $0.9 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 0.5 years and will be adjusted for forfeitures as they occur.

Restricted Stock - A restricted stock award is an issuance of shares that cannot be sold or transferred by the recipient until the vesting period lapses. Restricted stock issued to members of the Company’s Board of Directors and Executives vest 50% on the grant date, 30% on the first anniversary and 10% each anniversary thereafter. The grant date fair value of the restricted stock is equal to the closing market price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock activity during the year ended December 31, 2023. There was no activity during the year ended December 31, 2024.

		Weighted
		Average
	Shares	Fair Value
Restricted stock at December 31, 2022	170	$644.00

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Vested	(170)	644.00
Restricted stock at December 31, 2023	—	—

The aggregate fair value of awards that vested during the year ended December 31, 2023 was $0.1 million.

Restricted Stock Units – Restricted Stock Units (“RSUs”) are not actual shares, but rather a right to receive shares in the future. The shares are not issued and the employee cannot sell or transfer shares prior to vesting and has no voting rights until the RSUs vest. The employees' time-based RSUs will result in the delivery of shares in pro-rata increments commencing on the award date. The grant date fair value of the RSUs is equal to the closing market price of the Company’s common stock on the grant date. The Company recognizes the grant date fair value of RSUs of shares it expects to issue as compensation expense ratably over the requisite service period.

The following table summarizes the RSU activity during the years ended December 31, 2024 and 2023.

		Weighted
		Average
	Shares	Fair Value
RSUs at December 31, 2022	—	$—
Granted	1,800	236.00
Vested	(550)	236.00
RSUs at December 31, 2023	1,250	236.00
Vested	(50)	236.00
Cancelled	(1,200)	236.00
RSUs at December 31, 2024	—	—

13.        Income Tax

The components of income tax benefit consisted of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Current Benefit:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred Benefit:
Federal	—	(521,420)
State	—	(49,700)
Foreign	—	—
Total	$—	$(571,120)

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The differences between the company’s income tax benefit and the benefit computed at the 21% United States statutory income tax rate were as follows:

	2024	2023
Federal income tax benefit at statutory rate:	$(7,208,800)	$(8,620,900)
Increase (reduction) in income tax resulting from:
State income tax, net of federal benefit	(52,400)	(8,900)
Foreign tax rate differential	(7,100)	(2,200)
Nondeductible expenses	(102,400)	57,200
Stock based compensation	123,000	351,500
Change in state tax rate	(48,500)	358,000
Section 382 adjustment to tax attributes	5,155,400	—
Change in valuation allowance	1,452,900	8,159,000
Prior Period True-Ups	689,500	(288,400)
Other	(1,600)	(5,300)
Purchase Accounting Adjustment	—	(571,120)

Income tax benefit	$—	$(571,120)

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$31,759,300	$28,914,050
R&D credit carryforwards	408,500	3,830,306
Stock based compensation	2,850,300	2,799,908
Lease liability	2,651,200	2,951,877
Deferred revenue	—	6,307
Capitalized Section 174 R&D costs	8,025,800	7,481,832
Net unrealized built-in losses (NUBIL) - Section 382	1,175,900	—
Other	378,500	319,826
Unrealized gains/losses	6,800	507,547

Deferred tax assets	47,256,300	46,811,653

Deferred tax liabilities:
Property, plant and equipment, primarily due to differences in depreciation	(665,200)	(738,290)
Right-of-use lease assets	(4,659,300)	(5,573,944)

Deferred tax liabilities	(5,324,500)	(6,312,234)

Valuation allowance	(41,931,800)	(40,499,419)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2024 and December 31, 2023, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal, foreign, and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of $41.9 milion and $40.5 million as of December 31, 2024 and 2023, respectively.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024, and 2023, the Company’s U.S. federal net operating loss (“NOL”) carryforwards were approximately $218.8 million and $197.0 million, respectively. However, due to Section 382 limitations, only $150.1 million of the NOLs are available to offset future taxable income. The entire $150.1 million of available federal net operating loss carryforwards were incurred after December 31, 2017 and therefore, will not expire. As of December 31, 2024, and 2023, the Company had state NOL carryforwards of approximately $125.6 million and $126.5 million, respectively. Due to Section 382 limitations, only $5.3 million of the state NOLs are available to offset future taxable income. The state net operating losses that are available to offset future taxable income begin to expire in 2039 if not utilized.

The Company’s ability to utilize its NOL and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. The Company completed a Section 382 study during 2024, and it was determined that the Company has experienced one ownership change of over 50% since 2020, the year of the last 50 percent or greater ownership change. The 2024 ownership change occurred on August 19, 2024. Going forward, the utilization of loss carryforwards and tax credits generated before August 19, 2024 will be subject to an annual limitation. As a result of the ownership changes and limitations, $68.8 million of federal NOLs and $6.4 million of federal R&D credits will expire unutilized.

The Company has evaluated its tax positions to consider whether it has any unrecognized tax benefits. As of December 31, 2024, the Company had no unrecognized tax benefits. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions during the years ended December 31, 2024 and 2023:

	2024	2023
Beginning balance	$—	$—
Gross increases for tax positions related to the acquisition of Elusys Therapeutics	—	1,480,974
Divestiture of equity interests in ElusysTherapeutics	—	(1,480,974)
Ending balance	$—	$—

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2024 and 2023 that would impact the effective tax rate if recognized, and as such, no interest or penalties were recorded to income tax expense.

The Company has analyzed its filing positions in all significant federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2021, although carryforward attributes that were generated prior to 2021 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

14.        Segment Information

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer.

The CODM views its operations and manages its business as one operating segment, focused on contract development and manufacturing. The segment-level financial statement information is the same as the financial information presented in the statement of operations and comprehensive loss. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the Statement of Operations, after taking into account

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company’s strategic priorities, its cash balance and its expected use of cash. Segment revenue is primarily derived from process development to Current Good Manufacturing Practices clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. The measure of segment assets is reported on the balance sheet as total assets.

15. Leases

The Company accounts for its leases under ASC 842, Leases. The Company has determined that its leases for office and laboratory space without optional terms or variable components are operating leases.

The Company conducts its operations from leased facilities in Morrisville, North Carolina; San Antonio, Texas; and North Brunswick, New Jersey. The North Carolina lease will expire in 2030 and the Texas lease will expire in 2038. The leases are for general office space, manufacturing space, and lab space and require the Company to pay property taxes, insurance, common area expenses and maintenance costs. The New Jersey lease for lab space was amended in July 2024 to reduce the square footage to 1,425 for monthly rent of $4,022 exclusive of utilities. The New Jersey lease is set to expire in July 2025 and allows cancellation with thirty days written notice.

In June 2021, the Company entered into a lease agreement with Durham KTP Tech 7, LLC, to lease a 15,996 square foot facility in Morrisville, North Carolina to expand its research and development activities. The lease has a term of eight years following the commencement date and provides the Company the option to extend the lease term for one five year term, however option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. The Company, upon commencement, recorded an operating lease right-of-use asset of $5.6 million and lease liability of $3.2 million for this lease in the accompanying consolidated balance sheets.

In October 2021, Scorpius Bio entered into a lease agreement with Merchants Ice II, LLC to lease a 20,144 square foot facility in San Antonio, TX for general office, laboratory, research, analytical, and/or biomanufacturing purposes. Merchants Ice II, LLC is a nonprofit entity investing in the building with the intention to encourage development of emerging technologies. As a result, investments made by both Merchants Ice II, LLC and Scorpius Bio into the building may qualify and share tax credits under the New Market Tax Credit (“NMTC”) program. Scorpius Bio agreed that all investments and expenditures qualifying under the NMTC (i.e., certain equipment and building improvements) would be purchased by Merchants Ice II, LLC to generate the largest possible tax incentive and Scorpius Bio would reimburse Merchants Ice II, LLC for these payments. The lease officially commenced on September 15, 2022. As of December 31, 2022, Scorpius Bio had reimbursed Merchants Ice II, LLC $24.3 million. Based on ASC 842, Scorpius Bio has capitalized $13.2 million of the reimbursements as lab equipment, expensed $0.9 million as supplies and facilities, and $10.2 million has been included in the finance lease right-of-use asset. In 2023, additional NMTC tax credit payments totalling $3.1 million were received which resulted in a lease modification. The ROU asset and liability were adjusted to reflect the impacts of the modification. The lease has a term of fifteen years following the commencement date and provides Scorpius Bio the option to extend the lease term for one fifteen-year term, and one subsequent ten year term upon expiration of the first extended term. These options to extend were not included in the ROU asset and lease liability. It is subject to fixed rate escalation increases and also provides up to $2.4 million for tenant improvements. Scorpius Bio upon commencement, recorded a finance lease right-of-use asset of $15.1 million and lease liability of $5.1 million for this lease in the accompanying consolidated balance sheets.

In December 2022, Scorpius Bio entered into a lease agreement with TPB Merchants Ice LLC to lease a 8,042 square foot facility in San Antonio, TX for general office, laboratory, and/or biomanufacturing purposes. The lease has a term of fifteen years following the commencement date and provides the Scorpius Bio the option to extend the lease term for one ten year term, however option to extend was not included in the ROU asset and liability. It is subject to fixed rate escalation increases and provided up to $0.5 million for tenant improvements. The lease commenced in May 2023 and Scorpius Bio recorded a finance lease right-of-use asset of $7.8 million and lease liability of $2.3 million for this lease in the accompanying consolidated balance sheets.

In December 2023, Scorpius Bio entered into a lease agreement with EastGroup Properties, L.P. to lease a 22,262 square foot facility in San Antonio, TX for general office and warehouse purposes. The lease has a term of five years following the commencement date. It is subject to fixed rate escalation increases and provided up to $0.1 million for tenant

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

improvements. Scorpius Bio recorded a operating lease right-of-use asset of $0.9 million and lease liability of $1.0 million for this lease in the accompanying consolidated balance sheets.

Total cash paid for operating leases during the years ended December 31, 2024 and 2023 was $0.9 million and $0.8 million and is included within cash flows from operating activities within the consolidated statements of cash flows.

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

The Company’s lease cost reflected in selling, general, and administrative of the statements of operations and comprehensive loss is as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating lease cost	$1,235,695	$1,239,539
Finance lease cost
Amortization of lease assets	2,258,012	1,816,463
Interest on lease liabilities	949,423	776,838
Total finance lease cost	$3,207,435	$2,593,301

The weighted average remaining lease term and incremental borrowing rate as of December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Weighted average remaining lease term
Operating leases	5.8 years	6.2 years
Finance leases	11.0 years	11.2 years
Weighted average incremental borrowing rate
Operating leases	9.79%	9.67%
Finance leases	10.12%	10.11%

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of operating and finance lease liabilities as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2025	$800,202	1,765,385	$2,565,587
2026	826,748	1,679,279	2,506,027
2027	854,030	902,127	1,756,157
2028	882,343	931,290	1,813,633
2029	650,863	961,311	1,612,174
2030	532,650	1,068,169	1,600,819
2031	—	1,094,135	1,094,135
Thereafter	—	7,183,957	7,183,957
Total minimum lease payments	4,546,836	15,585,653	20,132,489
Less: imputed interest	(1,035,707)	(6,563,606)	(7,599,313)
Present value of lease liabilities	$3,511,129	$9,022,047	$12,533,176

See Note 17 for information related to lease-related events occurring subsequent to December 31, 2024.

16.        Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options, restricted stock units, and warrants that are computed using the treasury stock method. As the Company’s pre-funded warrants are issuable for little to no consideration and do not contain any conditions that must be satisfied for the holder to receive the shares, pre-funded warrants are included in the computation of basic and diluted net loss per share.

For the years ended December 31, 2024 and 2023, all of the Company’s common stock options, unvested restricted stock units and warrants are anti-dilutive and therefore have been excluded from the diluted net loss per common share calculation.

The following table reconciles net loss to net loss attributable to the Company.:

	For the Year Ended
	December 31,
	2024	2023
Net loss from continuing operations	$(34,327,788)	$(41,762,479)
Net loss from discontinued operations	—	(5,070,707)
Net loss	(34,327,788)	(46,833,186)
Net loss - non-controlling interest	(1,519,945)	(1,616,018)
Net loss attributable to Scorpius Holdings, Inc.	$(32,807,843)	$(45,217,168)

Weighted-average common shares outstanding, basic and diluted
Common shares	2,045,278	130,120
Pre-funded warrants	470,464	—
Weighted-average common shares outstanding, basic and diluted	2,515,742	130,120

Net loss per share, basic and diluted - continuing operations	$(13.04)	$(308.53)
Net loss per share, basic and diluted - discontinued operations	—	(38.97)
Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(13.04)	$(347.50)

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	For the Year Ended
	2024	2023
Outstanding stock options	62,316	63,560
Restricted stock subject to forfeiture and restricted stock units	—	1,250
Outstanding common stock warrants	13,688,001	—

17.        Subsequent Events

On January 30, 2025, the Company issued a non-convertible promissory note (the “January 2025 Note”) in the principal amount of $600,000 to an institutional investor. The January 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) March 31, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the January 2025 Note); or (iii) when, upon or after the occurrence of an event of default under the January 2025 Note. All payments upon maturity, redemption or prepayment of the January 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the January 2025 Note. The January 2025 Note contains customary events of default, including if the Company or any of its subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note. If at any time the January 2025 Note is outstanding the Company consummates a subsequent Financing (as such term is defined in the January 2025 Note), the holder shall have the right, it its sole discretion, to require that the Company redeems the entire outstanding balance of the January 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

On February 12, 2025, the Company issued a non-convertible promissory note (the “First February 2025 Note”) in the principal amount of $1,000,000 to an institutional investor. The First February 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) April 30, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the First February 2025 Note); or (iii) when, upon or after the occurrence of an event of default under the First February 2025 Note. All payments upon maturity, redemption or prepayment of the First February 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the First February 2025 Note. The First February 2025 Note contains customary events of default, including if the Company or any of its subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note. If at any time the First February 2025 Note is outstanding the Company consummates a subsequent Financing (as such term is defined in the First February 2025 Note), the holder shall have the right, it its sole discretion, to require that the Company redeems the entire outstanding balance of the First February 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

On February 26, 2025, the Company issued a non-convertible promissory note (the “Second February 2025 Note”) in the principal amount of $600,000 to an institutional investor. The Second February 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) May 15, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the February 2025 Note); or (iii) when, upon or after the occurrence of an event of default under the Second February 2025 Note. All payments upon maturity, redemption or prepayment of the Second February 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the Second February 2025 Note. The Second February 2025 Note contains customary events of default, including if the Company or any of its subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note. If at any time the Second February 2025 Note is outstanding the Company consummates a subsequent Financing (as such term is defined in the Second February 2025 Note), the holder shall have the right, it its sole discretion, to require that the Company redeems the entire outstanding balance of the Second February 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 7, 2025, the Company entered into an Assignment and Assumption of Lease (the “Lease Assignment”) with a third party assignee and the landlord pursuant to which the Company assigned all of its rights and obligations under its lease, dated June 21, 2021, as amended, for its former principal offices in Morrisville, North Carolina. In connection with the Lease Assignment, the Company paid fees of $224,651 to its broker, $55,720 to the landlord for March 2025 rent due under the lease, and sold certain furniture, fixtures and equipment on the leased premises to the assignee for $55,720. In connection with the Lease Assignment, the Company derecognized the related operating lease right-of-use asset and operating lease liability and recognized a loss of $1,600,531.

On March 12, 2025, the Company entered into a Second Amendment to Asset and Equity Interests Purchase Agreement (the “Second Amendment to Divestiture Agreement”) with Elusys Holdings. Pursuant to the Second Amendment to Divestiture Agreement, the $2.5 million cash payment required to be made pursuant to the Note Amendment was eliminated in exchange for the payment by Elusys Holdings of $550,000 in cash, which amount was paid to the Company on March 12, 2025.

On March 24, 2025, the Company received a notice of lease termination, effective immediately, from TPB Merchants Ice LLC, a Texas limited liability company (the “Lessor”), the lessor of our principal manufacturing space (the “Premises”) at 1305 E. Houston Street, Building 2, in San Antonio, Texas, terminating that certain Lease dated December 31, 2022, between Lessor and the Company for the Premises. The Company is currently in negotiations with the Lessor to enter into a license to occupy and use the Premises.

On April 10, 2025, the Company issued a non-convertible promissory note (the “April 2025 Note”) in the principal amount of Four Hundred Fifty Thousand Dollars ($450,000) to an institutional investor. The April 2025 Note accrues interest at the rate of 5.0% per annum and matures on the earlier of: (i) May 15, 2025; (ii) the consummation of a Corporate Event (as such term is defined in the Note); or (iii) when, upon or after the occurrence of an event of default under the Note. All payments upon maturity, redemption or prepayment of the April 2025 Note shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount of the April 2025 Note.

The April 2025 Note contains customary events of default, including if the Company or any of its subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note. If at any time the April 2025 Note is outstanding the Company consummates a subsequent Financing (as such term is defined in the April 2025 Note), the holder shall have the right, it its sole discretion, to require that the Company redeem the entire outstanding balance of the April 2025 Note, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

On April 16, 2025, the Company received a notice from the NYSE Regulation stating that the Company is not in compliance with the continued listing standards of the NYSE American LLC under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2024, which was due to be filed with the Securities and Exchange Commission no later than April 15, 2025. The Company believes that the filing of its Annual Report on Form 10-K for the year ended December 31, 2024 will satisfy the late filing notification; however, it will not satisfy other deficiencies.

On April 21, 2025, the Company received notice from the NYSE Regulation that it had suspended trading of the Company’s common stock and determined to commence proceedings to delist the common stock from the NYSE American  as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the common stock. Although the Company had the right to a review of the staff’s determination to delist the common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, the Company did not request a review of the staff’s determination or appeal this determination and expects that its shares of common stock will be delisted from trading on the NYSE American in the next few days..

SCORPIUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of April 28, 2025, the Company received $1,942,650, net of fees of $7,550, from investors from the first tranche of a private placement offering in consideration of the issuance to be made to such investors of an aggregate of 48,755,000 shares of its common stock. The investments were made pursuant to a securities purchase agreement which contained customary representations, warranties and agreements by the Company and the investors and customary conditions to closing.

Subsequent to December 31, 2024, 6,019,444 shares of the Company’s common stock were issued in connection with conversions of the December 2024 Secured Convertible Notes at conversion prices of $0.50 and $0.25 per share as reflected in the following table. As described in Note 10, the December 2024 Conversion Price was adjusted from $0.50 per share to $0.25 per share in February 2025.

			Make-
	Principal	Interest	Whole	Total	Shares
$0.50 conversion price	$833,042	$10,049	$165,345	$1,008,436	2,016,871
$0.25 conversion price	899,659	7,347	93,637	1,000,643	4,002,573
Total	$1,732,701	$17,396	$258,982	$2,009,079	6,019,444