Form 10-Q
period 2025-03-31
Scorpius Holdings, Inc.
filed 2025-08-22
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35994

Scorpius Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2844103 (I.R.S. Employer Identification No.)

1305 East Houston Street San Antonio, TX (Address of principal executive offices)	78205 (Zip Code)

(726) 201-5050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 22, 2025, there were 61,142,712 shares of Common Stock, $0.0002 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our manufacturing operations and other operations, our ability to develop products of commercial value and to identify the outcome of research and development activities, our reliance on third-parties, our ability to successfully operate a manufacturing facility, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 30, 2025 (the “2024 Annual Report”). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Scorpius”, “the Company,” “we”, “us”, and “our” refer to Scorpius Holdings, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
Current Assets
Cash and cash equivalents	$188,914	$1,027,997
Short-term investments	60,248	135,143
Accounts receivable	209,776	143,469
Prepaid expenses and other current assets	1,377,477	1,755,658
Inventory - raw materials	203,663	198,688
Total Current Assets	2,040,078	3,260,955

Long Term Assets
Property and equipment, net	10,500,587	12,315,460
Operating lease right-of-use asset	664,361	4,803,361
Finance lease right-of-use asset	10,283,722	17,223,359
Other assets	—	203,135
Deposits	96,826	271,449
Related party receivable	—	1,100,000
Total Assets	$23,585,574	$39,177,719

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts payable	$4,474,312	$3,227,313
Deferred revenue	1,474,949	1,466,094
Operating lease liability, current portion	166,688	474,972
Finance lease liability, current portion	907,741	945,058
Accrued expenses and other liabilities	2,683,375	2,160,258
Convertible promissory notes payable, related party	12,043,000	16,015,400
Non-convertible promissory notes payable, related party	1,390,000	—
Total Current Liabilities	23,140,065	24,289,095

Long Term Liabilities
Operating lease liability, net of current portion	652,006	3,036,157
Finance lease liability, net of current portion	5,588,271	8,076,989
Warrants	768,000	2,098,000
Total Liabilities	30,148,342	37,500,241

Commitments and Contingencies (Notes 7, 12, and 13)

Stockholders' (Deficit) Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 12,387,712 and 5,083,268 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,478	1,017
Additional paid-in capital	296,310,690	293,253,163
Accumulated deficit	(297,893,225)	(287,178,670)
Accumulated other comprehensive income	213,002	224,110
Total Scorpius Holdings, Inc. Stockholders' (Deficit) Equity	(1,367,055)	6,299,620
Non-Controlling Interest	(5,195,713)	(4,622,142)
Total Stockholders' (Deficit) Equity	(6,562,768)	1,677,478

Total Liabilities and Stockholders' (Deficit) Equity	$23,585,574	$39,177,719

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$212,264	$3,513,948

Operating expenses:
Cost of revenues	376,157	938,212
Research and development	3,165,639	3,888,345
Selling, general and administrative	4,004,166	5,009,231
Loss on lease assignment and termination	5,733,298	—
Loss on disposal of long-lived assets	721,564	—
Change in fair value of contingent earn-out receivable, related party	—	(1,000,000)
Total operating expenses	14,000,824	8,835,788

Operating loss	(13,788,560)	(5,321,840)

Interest income	1,108	16,918
Interest expense	(223,625)	(249,719)
Loss on settlement of related party receivable	(780,000)	—
Loss on extinguishment of warrant liability	(198,000)	—
Change in fair value of warrant liability	1,528,000	—
Change in fair value of related party receivable	230,000	—
Change in fair value of non-convertible promissory notes, related party	(30,000)	—
Change in fair value of convertible promissory notes, related party	1,963,321	(96,000)
Other income	9,630	1,077,422
Other expense	—	(85,449)
Unrealized gain on short-term investments	—	980
Total non-operating income	2,500,434	664,152

Net loss before income taxes	(11,288,126)	(4,657,688)
Income tax benefit	—	—
Net loss	(11,288,126)	(4,657,688)
Net loss - non-controlling interest	(573,571)	(240,139)
Net loss attributable to Scorpius Holdings, Inc.	$(10,714,555)	$(4,417,549)

Weighted-average common shares outstanding, basic and diluted (Notes 8 and 10)	9,220,185	140,781

Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(1.16)	$(31.38)

Comprehensive loss
Net loss	$(11,288,126)	$(4,657,688)
Unrealized (loss) gain on foreign currency translation	(11,108)	80,998
Total comprehensive loss	(11,299,234)	(4,576,690)
Comprehensive loss attributable to non-controlling interest	(573,571)	(240,139)
Comprehensive loss - Scorpius Holdings, Inc.	$(10,725,663)	$(4,336,551)

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Three Months Ended March 31, 2025
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2024	$1,017	$293,253,163	$(287,178,670)	$224,110	$(4,622,142)	$1,677,478
Partial conversion of December 2024 Secured Convertible Notes	1,204	2,007,875				2,009,079
Exercise of August 2024 PFWs	257	(257)	—	—	—	—
Contribution recognized for 2025 Non-Convertible Promissory Notes, Related Party issued at premium	—	840,000	—	—	—	840,000
Stock-based compensation	—	209,909	—	—	—	209,909
Other comprehensive income	—	—	—	(11,108)	—	(11,108)
Net loss	—	—	(10,714,555)	—	(573,571)	(11,288,126)
Balance at March 31, 2025	$2,478	$296,310,690	$(297,893,225)	$213,002	$(5,195,713)	$(6,562,768)

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Three Months Ended March 31, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2023	$26	$285,718,456	$(254,370,827)	$48,877	$(3,102,197)	$28,294,335
Issuance of common stock - ESPP	—	12,904	—	—	—	12,904
Stock-based compensation	—	283,877	—	—	—	283,877
At-the-market sale of common stock, net of issuance costs	—	8,053	—	—	—	8,053
Issuance of common stock from public offering	10	1,234,990	—	—	—	1,235,000
Other comprehensive income	—	—	—	80,998	—	80,998
Net loss	—	—	(4,417,549)	—	(240,139)	(4,657,688)
Balance at March 31, 2024	$36	$287,258,280	$(258,788,376)	$129,875	$(3,342,336)	$25,257,479

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(11,288,126)	$(4,657,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,666,486	1,806,375
Noncash lease expense	70,685	94,767
Stock-based compensation	209,909	283,877
Loss on lease assignment and termination	5,733,298	—
Loss on disposal of long-lived assets	721,564	—
Loss on settlement of related party receivable	780,000	—
Loss on extinguishment of warrant liability	198,000	—
Change in fair value of warrant liability	(1,528,000)	—
Change in fair value of related party receivable	(230,000)	—
Change in fair value of non-convertible promissory notes, related party	30,000	—
Change in fair value of convertible promissory notes, related party	(1,963,321)	96,000
Unrealized gain on short-term investments	—	(3,022)
Change in fair value of contingent earn-out receivable, related party	—	(1,000,000)
Noncash interest expense	—	102
(Increase) decrease in:
Accounts receivable	(76,440)	(1,160,808)
Prepaid expenses and other current assets	378,181	(351,249)
Inventory	(4,975)	(536,862)
Other assets	203,135	—
Deposits	174,623	(26,622)
Increase (decrease) in:
Accounts payable	1,021,349	683,929
Deferred revenue	8,855	(1,798,182)
Accrued expenses and other liabilities	523,117	1,885,505
Net Cash Used In Operating Activities	(3,371,660)	(4,683,878)

Cash Flows from Investing Activities
Purchase of short-term investments	(1,105)	(681,876)
Proceeds from sale of short-term investments	76,000	2,762,215
Purchases of property and equipment	(57,704)	(299,344)
Proceeds from sale of intellectual property license	—	1,000,000
Net Cash Provided by Investing Activities	17,191	2,780,995

Cash Flows from Financing Activities
Proceeds from settlement of related party receivable	550,000	—
Repayments of principal under finance lease	(234,638)	(231,126)
Proceeds from issuance of common stock	—	1,500,000
Stock issuance costs	—	(265,350)
Proceeds from issuance of convertible promissory note, related party	—	2,250,000
Proceeds from issuance of non-convertible promissory notes, related party	2,200,000	—
Proceeds from issuance of common stock through at-the-market	—	8,403
Proceeds from issuance of common stock under ESPP	—	12,904
Net Cash Provided by Financing Activities	2,515,362	3,274,831

Effect of exchange rate changes on cash and cash equivalents	24	(2,029)

Net (Decrease) Increase in Cash and Cash Equivalents	(839,083)	1,369,919

Cash and Cash Equivalents – Beginning of the Period	1,027,997	184,925

Cash and Cash Equivalents – End of the Period	$188,914	$1,554,844

(Continued)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental Disclosure for Cash Flow Information:
Right-of-use assets surrendered upon operating lease modifications	$—	$(105,237)
Supplemental disclosure of non-cash investing and financing activities:
Exercise of August 2024 PFWs	$257	$—
Issuance of common stock from conversion of promissory note, related party	$2,009,079	$—
Purchases of property and equipment included in accounts payable	$—	$202,988

See Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Scorpius Holdings, Inc. and subsidiaries (“the Company” or “Scorpius”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. However, the results of operations included in such financial statements may not necessarily be indicative of future or annual results.

Unless otherwise noted, all share amounts and per share data in prior period interim consolidated financial statements have been adjusted to give effect to the 1-for-200 reverse stock split that occurred on July 17, 2024.

2. Summary of Significant Accounting Policies

Going Concern Uncertainty

The Company has an accumulated deficit of $297.9 million as of March 31, 2025; a net loss of approximately $11.3 million for the three months ended March 31, 2025; and has not generated significant revenue or positive cash flows from operations. As further described in Note 7, the Company is in default on the 2025 Non-Convertible Promissory Notes, Related Party as a result of its failure to repay amounts when due and failing to pay indebtedness in excess of $150,000 to certain third parties. As of March 31, 2025, the Company had approximately $0.2 million in cash and cash equivalents and short-term investments. The Company will need to generate significant revenues to achieve profitability, and it may never do so. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

The Company expects to incur significant expenses and continued losses from operations for the foreseeable future. The Company expects significant expenses in connection with its ongoing activities, particularly as the Company ramps up operations of the biomanufacturing facility in San Antonio while simultaneously striving to mitigate the impact to ongoing operations resulting from the manufacturing lease termination further described in Note 12. In addition, any new business ventures that the Company may engage in are likely to require commitments of capital. Accordingly, the Company will need to obtain substantial additional funding in connection with its planned operations. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it will be forced to delay, reduce or eliminate its research and development programs, any future commercialization efforts or the manufacturing services it plans to provide. To meet its capital needs, the Company intends to continue to consider multiple alternatives, including, but not limited to, additional equity financings such as sales of its common stock under at-the-market offerings, debt financings, equipment sale leasebacks, partnerships, grants, funding collaborations and other funding transactions, if any are available. In February 2025, the Company engaged a third party to assist in exploring strategic alternatives.

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

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to such balances and does not believe it is exposed to significant credit risk on cash and cash equivalents. As of March 31, 2025, there were no cash amounts in excess of $250,000. As of December 31, 2024, one account balance was approximately $940,000, resulting in an uninsured balance of approximately $690,000.

Other Assets

The balance at December 31, 2024 consists of $0.2 million of land option agreements related to the location for a potential Kansas commercial CDMO facility. During the three months ended March 31, 2025, the agreements expired and plans for the facility were abandoned with the related charge recognized as a component of selling, general, and administrative expense.

Contingent Earn-Out Receivable, Related Party and Related Party Receivable

Contingent earn-out receivable, related party represented the estimated fair value of royalty earnout payments related to consideration from the divestiture of Elusys Therapeutics, Inc. (“Elusys”) to Elusys Holdings, Inc. (“Elusys Holdings”), a company controlled by the Company’s Chairman, Chief Executive Officer, and President, Jeffrey Wolf.

The contingent earn-out provisions were prescribed by the Asset and Equity Interests Purchase Agreement (the “Purchase Agreement”), dated December 11, 2023, by and between Elusys Holdings and the Company.

On July 30, 2024, the Purchase Agreement was amended (the “First Amendment”) which, among other provisions, restructured the contingent earn-out to a fixed $2.5 million to be paid on or before December 31, 2028, resulting in a reclassification of the receivable to related party receivable. On March 12, 2025, the Company entered into a Second Amendment (the “Second Amendment”) to the Purchase Agreement whereby the $2.5 million payment obligation was settled in exchange for $550,000 paid by Elusys Holdings to the Company. The Company recognized a loss on settlement of related party receivable of $0.8 million for the three months ended March 31, 2025, corresponding to the estimated fair value of the related party receivable immediately prior to the Second Amendment.

Convertible and Non-convertible Promissory Notes, Related Party

The Company accounts for its convertible and non-convertible promissory notes, related party under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be made at the inception of a financial instrument to measure the instrument at fair value (the “fair value option”) under ASC 825 as long as no part of the financial instrument is classified as a component of equity. The Company has determined all relevant criteria have been met and has made such election for its convertible promissory notes, related party because the election allows the Company to present a single liability, inclusive of embedded features which might otherwise require separate recognition. The election has been made for non-convertible promissory notes, related party, to provide consistency across all eligible financial instruments. As a result, these promissory notes are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Subsequent changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory notes, related party, in the statements of operations and comprehensive income. The Company does not separately report interest attributable to financial instruments accounted for pursuant to the fair value option because such interest is included in the determination of fair value of those financial instruments and changes thereto. The change in fair value attributable to the change in the instrument-specific credit risk, if any, is presented separately in other comprehensive income. No such amounts were reported in other comprehensive income during the three months ended March 31, 2025 and 2024.

Segment Information

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer.

The CODM views its operations and manages its business as one operating segment, focused on contract development and manufacturing. The segment-level financial statement information is the same as the financial information presented in the statement of operations and comprehensive loss. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the Statement of Operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. Segment revenue is primarily derived from process development to Current Good Manufacturing Practices clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. The measure of segment assets is reported on the balance sheet as total assets.

Impact of Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.

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

No other recently issued accounting pronouncement has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

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

As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. Cash equivalents are classified within Level I of the fair value hierarchy. Short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments is based on quoted market prices. There were no transfers between fair value hierarchy levels during the quarters ended March 31, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$60,248	$60,248	$—	$—
Liabilities:
Convertible promissory notes, related party	$12,043,000	$—	$—	$12,043,000
Non-convertible promissory notes, related party	$1,390,000	$—	$—	$1,390,000
Warrant liability	$768,000	$—	$—	$768,000

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$135,143	$135,143	$—	$—
Related party receivable	$1,100,000	$—	$—	$1,100,000
Liabilities:
Convertible promissory notes, related party	$16,015,400	$—	$—	$16,015,400
Warrant liability	$2,098,000	$—	$—	$2,098,000

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2025 and 2024:

	Related		Convertible	Non-Convertible
	Party	Warrant	Promissory Notes,	Promissory Notes,
	Receivable	Liability	Related Party	Related Party
Balance at December 31, 2024	$1,100,000	$(2,098,000)	$(16,015,400)	$—
Partial conversions to common stock	—	—	2,009,079	—
Proceeds from issuance of non-convertible promissory notes, related party	—	—	—	(2,200,000)
Contribution recognized for non-convertible promissory notes, related party issued at premium	—	—	—	840,000
Modification of warrants recognized as extinguishment	—	(198,000)	—	—
Change in fair value	230,000	1,528,000	1,963,321	(30,000)
Proceeds from settlement of related party receivable	(550,000)	—	—	—
Loss on settlement of related party receivable	(780,000)	—	—	—
Balance at March 31, 2025	$—	$(768,000)	$(12,043,000)	$(1,390,000)

		Contingent	Contingent	Convertible
		Consideration Receivable,	Earn-out Receivable,	Promissory Notes,
		Related Party	Related Party	Related Party
Balance at December 31, 2023		$268,000	$1,720,000	$—
Settlement of contingent consideration receivable, related party, in connection with issuance of convertible promissory note, related party		(268,000)	—	(1,982,000)
Accrued interest		—	—	(3,750)
Change in fair value		—	1,000,000	(96,000)
Balance at March 31, 2024		$—	$2,720,000	$(2,081,750)

Adjustments associated with changes in fair value are the result of changes to both observable and unobservable inputs used in the measurement of fair value, which are reassessed at each reporting period. The unobservable inputs are reflected in the following tables, which present quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of financial assets and liabilities classified as Level 3 as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Convertible promissory note, related party	Discounted Cash Flow Analysis	Maturity term	5 months
(Restated Elusys Convertible Note)		Risk free interest rate	4.3%
		Option-adjusted spread (1)	3.7%
		Principal amount	$2.25 million

Non-convertible promissory notes, related party	Discounted Cash Flow Analysis	Maturity term	73 days
(2025 Non-Convertible Promissory Notes, Related Party)		Risk free interest rate	4.4%
		Option-adjusted spread (1)	3.7%
		Principal amount	$2.20 million

Convertible promissory note, related party	Monte Carlo Simulation Model	Risk free interest rate	3.9%
(December 2024 Secured Convertible Notes)		Credit spread (1)	3.7%
		Volatility of common stock (1)	90.0%
		Expected term	2.68 years

Warrant liability	Black-Scholes Option Pricing Model	Risk free interest rate	4.0%
		Volatility of common stock (1)	64.0%
		Expected term	4.68 years

	As of December 31, 2024
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Related party receivable	Discounted Cash Flow Analysis	Timing of expected payment	2028
		Risk free interest rate	4.3%
		Option-adjusted spread (1)	18.4%
		Principal amount	$2.5 million

Convertible promissory note, related party	Discounted Cash Flow Analysis	Maturity term	8 months
(Restated Elusys Convertible Note)		Risk free interest rate	4.2%
		Option-adjusted spread (1)	18.6%
		Principal amount	$2.25 million

Convertible promissory note, related party	Monte Carlo Simulation Model	Risk free interest rate	4.3%
(December 2024 Secured Convertible Notes)		Credit spread (1)	18.6%
		Volatility of common stock (1)	85.0%
		Expected term	2.93 years

Warrant liability	Black-Scholes Option Pricing Model	Risk free interest rate	4.4%
		Volatility of common stock (1)	64.0%
		Expected term	4.93 years
(1)	Represents significant unobservable input

The estimated fair value of the December 2024 Secured Convertible Notes (defined below) uses Monte Carlo simulation trials through a lattice model incorporating Geometric Brownian Motion. The simulations are weighted based on projected future stock prices, the volatility of a set of guideline companies, and significant unobservable inputs. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. In addition to the significant unobservable inputs in the preceding table, the Monte Carlo simulations include assumptions related to the timing and probability of i) a fundamental transaction and ii) an eligible subsequent placement, both as defined by the December 2024 Secured Convertible Notes.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31,	December 31,
	2025	2024
Prepaid manufacturing expense	$175,664	$184,951
Contract assets	691,888	695,041
Other prepaid expenses and current assets	142,436	228,704
Prepaid software	157,687	237,615
Prepaid insurance	209,802	409,347
	$1,377,477	$1,755,658

5. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Lab equipment	$10,856,613	$13,037,975
Leasehold improvements	1,335,655	1,335,655
Computers	528,808	688,512
Furniture and fixtures	71,311	196,613
Construction-in-process	103,461	57,521
Total	12,895,848	15,316,276
Accumulated depreciation	(2,395,261)	(3,000,816)
Property and equipment, net	$10,500,587	$12,315,460

Depreciation expense was $1.2 million for the three months ended March 31, 2025 and 2024. See Note 12 for details of the loss on sale of certain furniture, fixtures, and equipment of $721,564.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Accrued marketing expenses	$999,996	$999,996
Accrued preclinical and clinical trial expenses	364,460	364,460
Compensation and related benefits	930,196	298,090
Other expenses	209,700	268,161
Advance payments received from customers for manufacturing materials	169,758	169,758
Accrued manufacturing expenses	9,265	59,793
	$2,683,375	$2,160,258

7. Debt

As of March 31, 2025, the book and fair values of the Company’s debt were as follows:

	Face	Unamortized	Fair
	Value	Discount	Value
Restated Elusys Convertible Note	$2,250,000	$—	$1,380,000
2025 Non-Convertible Promissory Notes, Related Party	2,200,000	—	1,390,000
December 2024 Secured Convertible Notes	11,656,188	(1,165,619)	10,663,000
Total	$16,106,188	$(1,165,619)	$13,433,000

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

The Company received net proceeds from the December 2024 Offering of approximately $3.0 million, net of i) $8.5 million that was used to repurchase 8,500,000 pre-funded warrants that had been issued to institutional investors in connection with a public offering on August 19, 2024 (the “Repurchased PFWs”) and ii) approximately $225,000 to pay off all principal and accrued interest of a non-convertible note that had been issued in November 2024. In connection with the December 2024 Offering, the Company agreed to reimburse the institutional investors for all costs and expenses incurred by them or their affiliates in connection with the transactions contemplated by the December 2024 Purchase Agreement, up to a total amount of $50,000. ThinkEquity acted as placement agent in the December 2024 Offering. In connection with the closing of the December 2024 Offering, the Company paid a placement fee of $285,000 to ThinkEquity, equal to 8% of the net proceeds of the December 2024 Offering paid to the Company, net of the amount used to repurchase the Repurchased PFWs and the amount of the original issue discount.

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

The December 2024 Secured Convertible Notes mature on the third anniversary of their date of issuance, or December 6, 2027, unless prior thereto there is an event of default, and bear interest at a rate of 9% per annum payable in cash on the first business day of each fiscal quarter beginning January 2, 2025. In connection with any redemption, conversion, or prepayment of the December 2024 Secured Convertible Notes, the institutional investors are entitled to an amount equal to the additional interest that would accrue under the December 2024 Secured Convertible Notes assuming that the original principal remained outstanding through and including the maturity date (the “Make-Whole Amount”), initially $3,615,000. The institutional investors have not demanded payment or declared a default, however, as a result of the Company’s failure to satisfy its quarterly payments through the date this report was issued, the December 2024 Secured Convertible Notes are presented within current liabilities in the accompanying consolidated balance sheets.

The December 2024 Secured Convertible Notes are convertible, at the option of the holder, at any time, into a number of shares of common stock equal to the principal amount of the December 2024 Secured Convertible Note plus all accrued and unpaid interest, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap (as defined below) and other limitations (the “December 2024 Conversion Price”). The initial conversion price was equal to $0.50, which was adjusted by amendment to $0.25 in February 2025 for both institutional investors. For one institutional investor holding a December 2024 Secured Convertible Note with an aggregate original principal balance of $12,416,667, the conversion price was further adjusted by amendment in May 2025 to $0.06 and in July 2025 to the lower of i)  $0.06 or ii) 55% of the average of the three lowest traded prices during the preceding twenty days immediately prior to conversion (the “Market Price”).

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

The December 2024 Secured Convertible Notes are redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the December 2024 Secured Convertible Notes are outstanding, if the Company enters into a subsequent placement (as such term is defined in the December 2024 Purchase Agreement), each of the institutional investors shall have the right, in their sole discretion, to require the Company to redeem all, or any portion, of the amount due under their December 2024 Secured Convertible Note in an amount not in excess of the institutional investor’s pro rata amount of 25% of the gross proceeds of such subsequent placement.

The December 2024 Common Warrants expire five years from their date of issuance. The December 2024 Common Warrants are exercisable, at the option of the holder, at any time, for up to an aggregate of 13,388,889 shares of common stock at an exercise price, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events and subject to the Exchange Cap (the “December 2024 Exercise Price”). The initial exercise price was equal to $0.50, which was adjusted by amendment to $0.25 in February 2025 for both institutional investors. The exercise price was further adjusted by amendment to $0.06 in May 2025 for one institutional investor holding warrants for the exercise of up to 12,416,667 shares of common stock. The adjustments to the December 2024 Exercise Price did not change the number of shares of common stock issuable upon exercise of the December 2024 Common Warrants. The December 2024 Secured Convertible Notes and the December 2024 Common Warrants provide for the December 2024 Conversion Price and the December 2024 Exercise Price, respectively, to be adjusted in various circumstances. The December 2024 Common Warrants provide for cashless exercise under certain circumstances.

The number of shares of common stock that may be issued upon conversion of the December 2024 Secured Convertible Notes and exercise of the December 2024 Common Warrants, and inclusive of any shares issuable under and in respect of the December 2024 Purchase Agreement, was subject to an exchange cap (the “Exchange Cap”) of 865,820 shares, which was 19.99% of the outstanding number of shares of the Company’s common stock as of December 6, 2024, unless the Company obtained approval from its stockholders. Approval was obtained January 16, 2025.

If the December 2024 Secured Convertible Notes, including accrued but unpaid interest and the Make-Whole Amount, were to be fully converted into shares of common stock at the December 2024 Conversion Price in effect as of March 31, 2025 and assuming no Exchange Cap or any other limitations on conversion, the Company would issue 59,979,241 shares of common stock. In addition, under the terms of the December 2024 Secured Convertible Notes and the December 2024 Common Warrants, the institutional investors may not convert the December 2024 Secured Convertible Notes or exercise the December 2024 Common Warrants to the extent such conversion or exercise would cause such institutional investor, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock that would exceed 4.99% (the “Maximum Percentage”), of the Company’s then outstanding common stock following such conversion or exercise. On June 9, 2025, one institutional investor filed notice to increase the Maximum Percentage to 9.99%, effective August 9, 2025, applicable to the one institutional investor as permitted by the December 2024 Secured Convertible Notes.

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

During the three months ended March 31, 2025, 6,019,444 shares of the Company’s common stock were issued in connection with partial conversions of the December 2024 Secured Convertible Notes at conversion prices of $0.50 and $0.25 per share as reflected in the following table.

			Make-
	Principal	Interest	Whole	Total	Shares
$0.50 conversion price	$833,042	$10,049	$165,345	$1,008,436	2,016,871
$0.25 conversion price	899,659	7,347	93,637	1,000,643	4,002,573
Total	$1,732,701	$17,396	$258,982	$2,009,079	6,019,444

The outstanding balance of the December 2024 Secured Convertible Notes, including principal, accrued interest, and the Make-Whole Amount was $14,994,810 at both March 31, 2025 and August 22, 2025.

Non-Convertible Debt

During the three months ended March 31, 2025, the Company issued three non-convertible promissory notes with an aggregate original issuance of $2,200,000 to an institutional investor, and subsequent to March 31, 2025, the Company issued nine non-convertible promissory notes with an aggregate original issuance of $4,040,000 to the same institutional investor (collectively, the “2025 Non-Convertible Promissory Notes, Related Party”). As described in Note 2, the Company has elected the fair value option for measuring the 2025 Non-Convertible Promissory Notes, Related Party. The fair value of the 2025 Non-Convertible Promissory Notes, Related Party was $1,360,000 upon issuance during the three months ended March 31, 2025, with the $840,000 premium recognized as a component of equity due to the related party nature of the transactions.

The 2025 Non-Convertible Promissory Notes, Related Party accrue interest at 5.0% per annum and mature at the earlier of i) the stated maturity date; ii) the consummation of a corporate event, as defined; or iii) when, upon or after an event of default.  The maturity of the 2025 Non-Convertible Promissory Notes, Related Party, including those issued subsequent to March 31, 2025, range from 35 to 78 days from issuance with a weighted average of 65 days.

All payments upon maturity, redemption or prepayment of the 2025 Non-Convertible Promissory Notes, Related Party shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount. On April 30, 2025, the Company repaid $472,500 of the 2025 Non-Convertible Promissory Notes, Related Party, including principal and premium of $450,000 and $22,500, respectively. The outstanding principal balance of the 2025 Non-Convertible Promissory Notes, Related Party is $5,790,000 at August 22, 2025.

The 2025 Non-Convertible Promissory Notes, Related Party contain customary events of default, including if the Company or any of its subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note. If at any time any of the 2025 Non-Convertible Promissory Notes, Related Party are outstanding the Company consummates a subsequent Financing, as defined, the holder shall have the right, in its sole discretion, to require that the Company redeems the entire outstanding balance of the 2025 Non-Convertible Promissory Notes, Related Party, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

The institutional investor has not demanded payment, however, the Company is in default on the 2025 Non-Convertible Promissory Notes, Related Party as a result of its failure to repay amounts when due and failing to pay indebtedness in excess of $150,000 to certain third parties. .

8. Stockholders’ Equity

Common Stock Warrants and Pre-Funded Warrants

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

As of March 31, 2025 and December 31, 2024, the Company had outstanding common stock warrants to purchase 13,688,001 shares of common stock issuable at a weighted average exercise price of $0.77 per share and $1.01 per share, respectively.  The Company also had outstanding pre-funded warrants to purchase 1,285,000 shares of common stock issuable at a weighted average exercise price of $0.0002 per share as of December 31, 2024, all of which were exercised during the three months ended March 31, 2025, resulting in no pre-funded warrants outstanding as of March 31, 2025.

Stock Compensation Expense

For the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million and $0.3 million of stock-based compensation expense, respectively. Unrecognized compensation expense related to unvested stock options was $0.7 million as of March 31, 2025, which is expected to be recognized over a weighted-average period of 0.4 years and will be adjusted for forfeitures as they occur.

The following is a summary of the stock option activity for the three months ended March 31, 2025:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2024	62,316	$334.81	$6,737
Expired	(149)	7,189.91
Stock options outstanding and expected to vest at March 31, 2025	62,167	$318.39	$2,716	6.7	Years
Stock options exercisable at March 31, 2025	58,659	$322.17	$2,716	6.6	Years

9.  Revenue

CDMO revenue

For the three months ended March, 31, 2024, the Company recognized $3.5 million in CDMO revenue with two customers representing 77% of total revenue. One of the two customers, representing 66% of total revenue for the three months ended March 31, 2024, migrated to a larger CDMO during 2024, while the other customer representing 11% of total revenue for the three months ended March 31, 2024, represents 98% of total revenue for the three months ended March 31, 2025.

The following table presents changes in contract liabilities for the three months ended March 31, 2025 and 2024 :

Contract liabilities
Balance at December 31, 2024	$1,466,094
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	(200,752)
Net change to contract balance recognized since beginning of period due to amounts collected	209,607
Balance at March 31, 2025	$1,474,949

Contract liabilities
Balance at December 31, 2023	$2,389,441
Changes to the beginning balance arising from:
Reclassification to revenue as the result of performance obligations satisfied	(3,508,113)
Net change to contract balance recognized since beginning of period due to amounts collected	1,709,931
Balance at March 31, 2024	$591,259

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

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $0.2 million and $1.6 million, respectively, for which the contract liability was recorded in a prior period.

The aggregate amount of transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2025 totaled $0.6 million. Expectations for the timing of revenue recognition of this amount is dependent on various factors, including the Company’s ability to procure the necessary supplies and raw materials. Variable consideration excluded from the transaction price and, thus, not reflected in the amount generally relates to promises that leverage the assistance of third parties, such as clinical trials offices, in the fulfillment of the Company’s performance obligations to its customers. These activities are considered promises to transfer distinct goods or services that are part of single performance obligations.

Grant revenue

The Company recognized grant revenue associated with National Institutes of Health of $12,000 and $8,000 during the three months ended March 31, 2025 and 2024, respectively.

The opening and closing balances of the Company’s accounts receivables are as follows:

Opening on January 1, 2024	$375,192
Closing on December 31, 2024	$143,469
Closing on March 31, 2025	$209,776

10. Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The Company applies the treasury stock method for stock options and warrants and the if-converted method for convertible debt when determining common equivalent shares. As the Company’s pre-funded warrants are issuable for little to no consideration and do not contain any conditions that must be satisfied for the holder to receive the shares, pre-funded warrants are included in the computation of basic and diluted net loss per share.

For the three months ended March 31, 2025 and 2024, all of the Company’s common stock options, warrants, and convertible debt are anti-dilutive and therefore have been excluded from the diluted net loss per share calculations.

The following table reconciles net loss to net loss attributable to Scorpius Holdings, Inc.:

	For the Three Months Ended
	March 31,
	2025	2024
Net loss	$(11,288,126)	$(4,657,688)
Net loss - non-controlling interest	(573,571)	(240,139)
Net loss attributable to Scorpius Holdings, Inc.	(10,714,555)	(4,417,549)

Weighted-average common shares outstanding, basic and diluted	9,220,185	140,781

Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(1.16)	$(31.38)

Potentially dilutive common equivalent shares from the following securities were excluded from the calculation of diluted net loss per share during the three months ended March 31, 2025 and 2024 due to their anti-dilutive effect:

	For the Three Months Ended
	March 31,
	2025	2024
Outstanding stock options	62,167	62,425
Outstanding common stock warrants	13,688,001	—
December 2024 Secured Convertible Notes	59,979,241	—

11. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025. The Company’s effective tax rate for both the three months ended March 31, 2025 and 2024 was 0%.

The Company incurred losses for the three months ended March 31, 2025, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

At March 31, 2025, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

12. Leases

On March 7, 2025, the Company entered into an Assignment and Assumption of Lease (the “Lease Assignment”) with a third party assignee and the landlord pursuant to which the Company assigned all of its rights and obligations under its lease, dated June 21, 2021, as amended, for its former principal offices in Morrisville, North Carolina. In connection with the Lease Assignment, the Company incurred fees of $224,651 to its broker, $55,720 to the landlord for March 2025 rent due under the lease, and sold certain furniture, fixtures and equipment on the leased premises to the assignee for $55,720. In connection with the Lease Assignment, the Company derecognized the related operating lease right-of-use asset and operating lease liability and recognized a loss of $1,600,531. In connection with the sale of furniture, fixtures and equipment, the Company recognized a loss on sale of $721,564, including the $55,720 rent payment that was, economically, a wash of the sale proceeds.

On March 24, 2025, the Company received a notice of lease termination, effective immediately, from TPB Merchants Ice LLC, a Texas limited liability company (the “Lessor”), the lessor of its principal manufacturing space (the “Premises”) at

1305 E. Houston Street, Building 2, in San Antonio, terminating that certain Lease dated December 31, 2022, between Lessor and the Company for the Premises, due to non-payment of rent. This resulted in a loss on lease termination of $4,132,767. Negotiations failed with the Lessor to replace the terminated lease with a license or similar conveyance of rights to occupy and use the Premises.

Excluding the $1,600,531 and $4,132,767 losses described above, the Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within general and administrative and research and development as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating lease cost	$224,078	$332,675
Finance lease cost
Amortization of lease assets	515,473	578,310
Interest on lease liabilities	223,625	245,970
Total finance lease cost	$739,098	$824,280

The weighted average remaining lease term and incremental borrowing rate as of March 31, 2025 and 2024 were as follows:

	2025	2024
Weighted average remaining lease term
Operating leases	3.8 years	6.2 years
Finance leases	12.2 years	11.2 years
Weighted average incremental borrowing rate
Operating leases	10.26%	9.67%
Finance leases	10.20%	10.11%

Maturities of operating and finance lease liabilities as of March 31, 2025 were as follows:

	Operating Leases	Finance Leases	Total
2025 (excluding the three months ended March 31, 2025)	$182,326	$1,108,922	$1,291,248
2026	252,825	1,400,784	1,653,609
2027	262,938	615,269	878,207
2028	273,456	635,827	909,283
2029	19,417	657,002	676,419
2030	—	748,812	748,812
2031	—	771,276	771,276
Thereafter	—	4,903,219	4,903,219
Total minimum lease payments	990,962	10,841,111	11,832,073
Less: imputed interest	(172,268)	(4,345,099)	(4,517,367)
Present value of lease liabilities	$818,694	$6,496,012	$7,314,706

13.  Subsequent Events

See Note 7 Debt for information related to non-convertible debt issued subsequent to March 31, 2025.

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

On April 16, 2025, the Company received a notice from the NYSE Regulation stating that the Company is not in compliance with the continued listing standards of the NYSE American LLC under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2024, which was due to be filed with the Securities and Exchange Commission no later than April 15, 2025. The April 30, 2025 filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 satisfied the late filing notification; however, it did not satisfy other deficiencies.

On April 21, 2025, the Company received notice from the NYSE Regulation that it had suspended trading of the Company’s common stock and commenced proceedings to delist the common stock from the NYSE American  as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the common stock. Although the Company had the right to a review of the staff’s determination to delist the common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, the Company did not request a review of, or appeal, the staff’s determination. The Company’s shares of common stock began trading on the OTC Markets Pink Limited exchange on April 22, 2025.

On May 1, 2025, the NYSE American filed a Form 25 with the Securities and Exchange Commission to delist the Company’s common stock, which delisting became effective ten days after the filing of the Form 25. The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2024 Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” You should review the disclosure under the heading “Risk Factors” in this Quarterly Report and the 2024 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Through our subsidiary, Scorpius Biomanufacturing, Inc. (“Scorpius Bio”), we provide process development and biomanufacturing services to support the biomanufacturing needs of third parties. Scorpius Bio couples CGMP biomanufacturing and quality control expertise with cutting edge capabilities in immunoassays, molecular assays, and bioanalytical methods to support cell- and gene-based therapies as well as large molecule biologics using American-made equipment, reagents, and materials. We anticipate our prioritization of American-made equipment, reagents, and materials paired with domestic sourcing of biomanufacturing expertise will make us competitive for U.S. government contracts and biodefense assets. We anticipate this will successfully support our expansion within the growing CDMO market.

We commenced operations of the leased San Antonio facility in September 2022. The lease at 1305 E. Houston Street, Building 2, at our facility was terminated in March 2025 due to non-payment of rent, and as further described below, we are striving to mitigate the resulting impact to ongoing manufacturing operations.  In order to promote efficiency and reduce our reliance on third-party vendors, we have enhanced our in-house development of bioanalytic, process development and manufacturing capabilities and offer such services to third parties for fees. However, there can be no assurance that we will be successful in these new operations.

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

Recent Developments

NYSE American Delisting Notification

On April 16, 2025, we received a notice from the NYSE Regulation stating that we are not in compliance with the continued listing standards of the NYSE American LLC under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2024, which was due to be filed with the Securities and Exchange Commission no later than April 15, 2025. The April 30, 2025 filing of our Annual Report on Form 10-K for the year ended December 31, 2024 satisfied the late filing notification; however, it did not satisfy our other deficiencies.

On April 21, 2025, we received notice from the NYSE Regulation that it had suspended trading of our common stock and commenced proceedings to delist our common stock from the NYSE American  as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. Although we had a right to a review of the staff’s determination to delist our common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American, we did not request a review of, or appeal, the staff’s determination. Our shares of common stock began trading on the OTC Markets Pink Limited exchange on April 22, 2025.

On May 1, 2025, the NYSE American filed a Form 25 with the Securities and Exchange Commission to delist our common stock, which delisting became effective ten days after the filing of the Form 25. We will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

Directors

On March 3, 2025, we increased the size of our Board of Directors (the “Board”) to five members and appointed Tan Sze Thuan to serve as a director. On June 4, 2025, Tan Sze Thuan notified us of his decision to resign, effective immediately, from his position as a member of the Board. Mr. Thuan did not advise us of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Thuan served as a non-employee director and did not hold a position on any committee of the Board.

On May 2, 2025, John Prendergast, Ph.D., a member of the Board, notified the Board of his decision to resign, effective immediately, from his position as a member of the Board and related Committees. Mr. Prendergast did not advise us of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Prendergast served as our Lead Independent Director, Chairman of the Compensation Committee of the Board, and a member of the Audit Committee of the Board and the Corporate Governance and Nominating Committee of the Board.

Reverse Stock Split

On July 17, 2024, we effected a 1-for-200 reverse stock split (the “Reverse Stock Split”) with resulting fractional shares paid in cash. Corresponding adjustments were also made to the number of shares of common stock issuable upon exercise or conversion of our convertible securities, outstanding equity awards, and warrants, as well as the applicable exercise prices. Unless otherwise noted, we have retroactively adjusted all share amounts and per share data in this Quarterly Report to give effect to the Reverse Stock Split.

Assignment of Lease for Principal Offices

On March 7, 2025, we entered into an Assignment and Assumption of Lease (the “Lease Assignment”) with a third party assignee and the landlord pursuant to which we assigned all of our rights and obligations under our lease, dated June 21, 2021, as amended, for our former principal offices in Morrisville, North Carolina. In connection with the Lease Assignment, we paid fees of $224,651 to our broker, $55,720 to the landlord for March 2025 rent due under the lease, and sold certain furniture, fixtures and equipment on the leased premises to the assignee for $55,720. In connection with the Lease Assignment, we derecognized the related operating lease right-of-use asset and operating lease liability and recognized a loss of $1,600,531. In connection with the sale of furniture, fixtures and equipment, we recognized a loss on sale of $721,564, including the $55,720 rent payment that was, economically, a wash of the sale proceeds.

Settlement of Related Party Receivable

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

Lease Termination

On March 24, 2025, we received a notice of lease termination due to non-payment of rent, effective immediately, from TPB Merchants Ice LLC, a Texas limited liability company (the “Lessor”), the lessor of our principal manufacturing space (the “Premises”) at 1305 E. Houston Street, Building 2, in San Antonio, terminating that certain Lease dated December 31, 2022, between Lessor and us for the Premises, resulting in a loss on lease termination of $4,132,767. Negotiations failed with the Lessor to replace the terminated lease with a license or similar conveyance of rights to occupy and use the Premises. We intend for the outcome of a strategic plan to include a successful resolution to the lease termination which will allow us to better execute on our operating plans, however, there can be no assurance that such a strategic plan will be successful.

Convertible Debt with Warrants

The December 2024 Offering; December 2024 Purchase Agreement; December 2024 Secured Convertible Notes; December 2024 Common Warrants; December 2024 Conversion Price; December 2024 Exercise Price; and Maximum Percentage are defined and/or and more fully described in our Annual Report on Form 10-K for the year ended December 31, 2024. The following information reflects significant developments subsequent to December 31, 2024 with respect to these items. Also refer to Note 7 “Debt” of the Notes to the Consolidated Financial Statements (Unaudited) for additional information.

The initial December 2024 Conversion Price was equal to $0.50, which was adjusted by amendment to $0.25 in February 2025 for both institutional investors. For one institutional investor holding a December 2024 Secured Convertible Note with an aggregate original principal balance of $12,416,667, the conversion price was further adjusted by amendment in May 2025 to $0.06 and in July 2025 to the lower of i)  $0.06 or ii) 55% of the average of the three lowest traded prices during the preceding twenty days immediately prior to conversion (the “Market Price”).

The initial December 2024 Exercise Price was equal to $0.50, which was adjusted by amendment to $0.25 in February 2025 for both institutional investors. The exercise price was further adjusted by amendment to $0.06 in May 2025 for one institutional investor holding warrants for the exercise of up to 12,416,667 shares of common stock. The adjustments to the December 2024 Exercise Price did not change the number of shares of common stock issuable upon exercise of the December 2024 Common Warrants.

During the three months ended March 31, 2025, we issued 6,019,444 shares of common stock upon the partial conversions of the December 2024 Secured Convertible Notes at conversion prices of $0.50 and $0.25. The outstanding balance of the December 2024 Secured Convertible Notes, including principal, accrued interest, and the Make-Whole Amount was $14,994,810 at both March 31, 2025 and August 22, 2025.

The holders of the December 2024 Secured Convertible Notes have not demanded payment or declared a default, however, as of August 22, 2025, we have failed to satisfy the first three quarterly payments on January 2, 2025, April 1, 2025, and July 1, 2025.

On June 9, 2025, one institutional investor filed notice to increase the Maximum Percentage to 9.99%, effective August 9, 2025, applicable to the one institutional investor as permitted by the December 2024 Secured Convertible Notes.

Non-Convertible Debt

During the three months ended March 31, 2025, we issued three non-convertible promissory notes with an aggregate original issuance of $2,200,000 to an institutional investor, and subsequent to March 31, 2025, we issued nine non-convertible promissory notes with an aggregate original issuance of $4,040,000 to the same institutional investor (collectively, the “2025 Non-Convertible Promissory Notes, Related Party”). The 2025 Non-Convertible Promissory Notes, Related Party accrue interest at 5.0% per annum and mature at the earlier of i) the stated maturity date; ii) the consummation of a corporate event, as defined; or iii) when, upon or after an event of default.  The maturity of the 2025 Non-Convertible Promissory Notes, Related Party range from 35 to 78 days from issuance with a weighted average of 65 days.

All payments upon maturity, redemption or prepayment of the 2025 Non-Convertible Promissory Notes, Related Party shall include, together with all other amounts of principal and/or interest, a premium payment equal to 5% of the principal amount. On April 30, 2025, we repaid $472,500 of the 2025 Non-Convertible Promissory Notes, Related Party, including principal and premium of $450,000 and $22,500, respectively. The outstanding principal balance of the 2025 Non-Convertible Promissory Notes, Related Party is $5,790,000 at August 22, 2025.

The 2025 Non-Convertible Promissory Notes, Related Party contain customary events of default, including if we or any of our subsidiaries, individually or in the aggregate, fails to pay indebtedness in excess of $150,000 due to any third party, subject to certain exceptions, or if an event of default occurs under any other outstanding promissory note. If at any time any of the 2025 Non-Convertible Promissory Notes, Related Party are outstanding we consummate a subsequent Financing, as defined, the holder shall have the right, in its sole discretion, to require that we redeem the entire outstanding balance of the 2025 Non-Convertible Promissory Notes, Related Party, together with all accrued interest thereon, using up to 100% of the gross proceeds of such Financing.

The institutional investor has not demanded payment, however, we are in default on the 2025 Non-Convertible Promissory Notes, Related Party as a result of our failure to repay amounts when due and failing to pay indebtedness in excess of $150,000 to certain third parties.

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

Our critical accounting estimates, the more significant judgments and estimates used in the preparation of our consolidated financial statements, remain unchanged from those summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues. Revenue decreased $3.3 million to $0.2 million for the three months ended March 31, 2025 compared to the same three-month period in 2024. The largest customer during the three months ended March 31, 2024, representing revenue of $2.3 million, migrated to a larger CDMO during 2024.

Cost of revenues. Cost of revenues decreased $0.5 million to $0.4 million for the three months ended March 31, 2025 compared to the same three-month period in 2024. Cost of revenues primarily consisted of the direct cost of labor and material costs at Scorpius Bio. The decrease in cost of revenues is primarily due to lower production levels.

Research and development expense. The majority of our research and development activities are performed on behalf of our customers in our role as their CDMO. Whereas labor costs directly attributable to customer projects are classified and reported as cost of revenues, all other CDMO costs, including labor costs, that are not of an administrative nature are classified and reported as research and development expense.  Research and development expense decreased $0.7 million to $3.2 million for the three months ended March 31, 2025 compared to the same three-month period in 2024.

Selling, general and administrative expense. Selling, general and administrative expenses were $4.0 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $1.0 million was primarily due to general cost cutting measures that delayed, reduced, or eliminated certain spend.

Change in fair value of contingent earn-out receivable, related party. The contingent earn-out receivable, related party was reclassified to related party receivable on July 30, 2024 as described in our 2024 Annual Report.

Total non-operating expense. A portion of non-operating expenses for the three months ended March 31, 2025 and 2024 relate to changes in fair value of financial instruments that either require measurement at fair value or that we have elected to measure at fair value. No financial instrument measured at fair value at March 31, 2024 remained on our balance sheet at March 31, 2025. Details of our fair value measurements can be found in Note 3 Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements (Unaudited). The $1.1 million decrease in other income is due to the $1.0 million license revenue recognized during the three months ended March 31, 2024. As further described in Note 12 Leases of the Notes to the Consolidated Financial Statements (Unaudited), we recognized a loss on lease assignment of $5.7 million for the three months ended March 31, 2025. We also recognized a loss of $0.8 million for three months ended March 31, 2025 related to the loss on settlement of related party receivable.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2025, we had approximately $0.2 million in cash and cash equivalents and short-term investments. As of August 22, 2025, our cash and cash equivalents and short-term investments were approximately $0.3 million.

We have incurred an accumulated deficit of $297.9 million through March 31, 2025. We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. We have not yet generated significant revenue from operations and do not anticipate that we will generate sufficient revenue from operations in the near term to sustain our operations and therefore we will need to raise capital to sustain our operations.

We expect to incur significant expenses and continued losses from operations for the foreseeable future despite our sale of Elusys Therapeutics and the reduced expenses resulting from such sale. We expect to continue to incur significant expenses as we continue to increase operations at our facility in San Antonio. For the three months ended March 31, 2025, we generated approximately $0.2 million in revenue and used cash in operating activities of approximately $3.4 million. To date the revenue generated from our operations in San Antonio has not been sufficient to cover our operating expenses and we have raised money through the various completed public offerings and debt issuances described above and in our 2024 Annual Report.

We have suffered recurring losses from operations and have not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. At August 22, 2025, our cash and cash equivalents and short-term investments were $0.3 million. Our current cash, including revenue generated from operations and the proceeds from the completed public offerings from the sale of common stock and various debt issuances, is anticipated to be sufficient to fund operations only through August 2025.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$(3.4)	$(4.7)
Investing activities	—	2.8
Financing activities	2.5	3.3

Operating activities

The $6.6 million increase in net loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was partially offset by the $4.4 million increase in noncash expenses, including the losses on lease assignment and termination described above and changes in fair value estimates.  Working capital changes attributed $3.5 million to the change in cash from operating activities, including $1.8 million related to deferred revenue. The change in deferred revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 corresponds to the reduced production and revenue generating activities described herein.

Investing activities

The change in cash flows from investing activities is primarily related to a significant liquidation of short-term investments that occurred during the three months ended March 31, 2024, resulting in proceeds of $2.8 million. We also received  proceeds of $1.0 million from the sale of an intellectual property license during the three months ended March 31, 2024.

Financing activities

Net cash provided by financing activities was $2.5 million during the three months ended March 31, 2025 compared to $3.3 million for the same period in 2024. The decrease of $0.8 million is primarily attributable to the proceeds from the issuance of common stock, net of issuance costs, of $1.2 million for the three months ended March 31, 2024 and the $0.6 million proceeds from the settlement of related party receivable during the three months ended March 31, 2025.

Current and Future Financing Needs

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt and more recently the assignment of certain non-core assets pursuant to the terms of the Patent Agreement, the Original Elusys Convertible Note and the public offering of our common stock. Since our initial public offering, we have not generated significant revenue from operations and have primarily financed our operations with net proceeds from the public offering of our securities and to a lesser extent, the proceeds from the exercise of warrants. As of March 31, 2025, we had an accumulated deficit of approximately $297.9 million. We had a net loss of $11.3 million for the three months ended March 31, 2025.  At August 22, 2025, our cash and cash equivalents and short-term investments were $0.3 million. Our current cash, including revenue generated from operations and the proceeds from the completed public offerings from the sale of common stock and various debt issuances, is anticipated to be sufficient to fund operations only through August 2025, and therefore, we need to raise additional funds either through operations or financings.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. In addition, our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until November 2026 at the earliest, due to the late filing of this Quarterly Report and the late filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which date may be extended if certain other filings of ours are not timely filed, that place limits on the number and dollar amount of securities that we may sell. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. If we do not raise capital or successfully engage a strategic partner in the near term, we may be required to delay, reduce, or terminate some or all of our operations, sell some of our assets, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

On February 26, 2025, we announced that we had engaged Alliance Global Partners to explore strategic alternatives.  There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction. Scorpius does not intend to disclose further developments unless and until the Board of Directors has approved a specific course of action or determines that further disclosure is appropriate or required.

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, our operations. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock under at-the-market offerings, if available, debt financings, equipment sales leasebacks, collaborations and other funding transactions. This is based on our current estimates, and we could use our available capital resources sooner than we currently expect. We will need to generate significant revenues to achieve profitability, and we may never do so.  As of March 31, 2025, we had approximately $0.2 million in cash and cash equivalents and short-term investments. As of the date of the filing of this Quarterly Report, we have approximately $0.3 million in cash and cash equivalents and short-term investments. We will need to generate significant revenues to achieve profitability, and we may never do so. Management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements are issued.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our 2024 Annual Report, which have not been remediated. The material weaknesses are further described below.

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

Our management concluded that the following material weaknesses existed as of March 31, 2025:

●	As first reported in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), we identified ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.
●	As first reported in our 2022 Annual Report, we determined that we had made certain errors in the manner in which we recognized the deferred tax asset valuation allowance related to the acquisition of Elusys Therapeutics with the result that net loss had been overstated in our quarterly filings for the periods ending June 30, 2022 through September 30, 2022. As a result, we determined that there were material errors in the financial statements that required a restatement of our Forms 10-Q for the quarterly periods ended June 30, 2022 through September 30, 2022. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for income taxes.
●	As first reported in our 2022 Annual Report, we identified a material weakness related to the ineffective design of certain management review controls across a significant portion of our financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.
●	As first reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness related to the ineffective design and implementation of controls around process development revenue recognition, specifically, controls over the review of labor hours incurred and expected to be incurred in satisfaction of our performance obligations, and as first reported in our 2024 Annual Report, standalone selling price.
●	As first reported in our 2024 Annual Report, we identified a material weakness related to ineffective design and implementation of controls over identifying and recording impairments of long-lived assets. This deficiency resulted from a lack of sufficient precision in our review of the impairment of long-lived assets.

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

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Quarterly Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2024 Annual Report. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2024 Annual Report.

We have not generated, and do not anticipate generating, significant revenue in the near future.

To date, we have not generated significant revenue from our business and a significant portion of our revenue has been revenue from lines of business in which we are no longer engaged. For the three months ended March 31, 2025, we had a net loss of $11.3 million. For the years ended December 31, 2024 and 2023, we had net losses of approximately $34.3 and $46.8 million, respectively. We do not anticipate generating any significant revenue from the provision of CDMO services for several years as we are a new entrant into that line of business. Even if we generate revenue from the provision of services, there can be no assurance that we will be profitable. Establishing the manufacturing facility required us to incur significant expenses before any revenue was realized from the facility. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

If we do not generate sufficient revenue from operations, we will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce, or eliminate our development programs or commercialization efforts.

During the three months ended March 31, 2025, our operating activities used net cash of approximately $3.4 million and as of March 31, 2025, our cash and cash equivalents and short-term investments were approximately $0.2 million. During the year ended December 31, 2024, our operating activities used net cash of approximately $26.0 million and as of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $1.2 million. During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023 our cash and cash equivalents and short-term investments were approximately $2.4 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2025, December 31, 2024, and December 31, 2023, our accumulated deficit was $297.9 million, $287.2 million, and $254.4 million, respectively, on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive significant revenue from our CDMO services until we expand our customer base.

Our current cash is anticipated to be sufficient to fund operations through August 2025.  We expect that we will need additional future financing which may not be available on acceptable terms, if at all.

Unless we generate significant revenue from operations in the next few weeks, we will need to raise additional capital to fund our operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Unless our revenue increases from past historical revenue, our current cash and cash equivalents, including proceeds from our recent completed public offerings and debt issuances, is anticipated to be sufficient to fund operations through August 2025. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital until August 2026 due to the late filing of this Quarterly Report and the late filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which date may be extended if certain other filings of ours are not timely filed, and various rules of the SEC that place limits on the number and dollar amount of securities that we may sell. In addition, our current outstanding debt holders have a right to require us to use 25% of any proceeds received from each future financing to repay their loans. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants (such as those in our current debt financing) that may impact our ability to conduct our business. Since our common stock has been delisted from trading on the NYSE American, we are limited in the types of financings we can effect. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the Company including a work force reduction, or initiate steps to cease operations or liquidate our assets.

Our financial statements have been prepared assuming that we will continue as a going concern.

As of and for the three months ended March 31, 2025, we have an accumulated deficit of $297.9 million and a net loss of approximately $11.3 million. We have an accumulated deficit of $287.2 million as of December 31, 2024 and a net loss of approximately $34.3 million for the year ended December 31, 2024. We have not generated significant revenue or positive cash flows from operations and expect to incur significant expenses and continued losses from operations for the foreseeable future. Our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditor also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have incurred net losses every year since our inception and expect to continue to generate operating losses and it is uncertain whether we will achieve profitability.

For the three months ended March 31, 2025, we incurred a net loss of $11.3 million. For the years ended December 31, 2024 and 2023, we incurred a net loss of $34.3 million and $46.8 million, respectively. We have an accumulated deficit of $297.9 million through March 31, 2025. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating significant revenue from our CDMO services until such time as the facility is fully operational and operating at full capacity. Our ability to achieve profitability will depend on us successfully scaling up as a CDMO, market acceptance of our services, and our capacity to develop, introduce and sell our services to our targeted markets. Furthermore, there can be no assurance that we generate sufficient revenue from CDMO services to support the expenses anticipated to be incurred by the facility. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that our disclosure controls and procedures and internal control over financial reporting are effective. The material weaknesses identified to date include (i) ineffective information technology general controls in the areas of user access and segregation of duties; (ii) ineffective design of management review controls over the computation of disclosure of income taxes; (iii) the ineffective design of certain management review controls across financial statement areas with respect to the precision and evidence of review procedures performed; (iv) the ineffective design and implementation of controls around revenue recognition specific to our review of labor hours incurred, labor hours expected to be incurred, and standalone selling price; and (v) the ineffective design and implementation of controls over identifying and recording impairments of long-lived assets with respect to the precision of our review. As a result of the material weaknesses, we believe that our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective for the year ended December 31, 2024 and the quarter ended March 31, 2025. In preparing our audited financial statements for the year ended December 31, 2024 and unaudited financial statements for the quarter ended March 31, 2025, we determined that the material weaknesses still exist in our internal controls over financial reporting and our disclosure controls were ineffective. Management is committed to the remediation of the material weaknesses. Management is actively engaged in the implementation of remediation efforts.

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

Certain of our convertible and non-convertible notes have covenants and other provisions that restrict or prohibit certain activities.

The 9% senior secured convertible notes that we issued on December 6, 2024 (the “December 2024 Secured Convertible Notes”) in the aggregate principal amount of $13,388,889 and the 2025 Non-Convertible Promissory Notes, Related Party contain, and any future indebtedness agreements may contain, certain covenants that restrict our ability to finance future operations or capital needs, restrict certain of our expenditures or restrict us from engaging in other business activities.  The December 2024 Secured Convertible Notes prohibit us and our subsidiaries from incurring any new indebtedness and they also provide that while the December 2024 Secured Convertible Notes remain outstanding, we are required to maintain a net monthly cash burn of not more than $1,800,000, calculated on an average trailing-three-month basis, decreasing by increments of $500,000 every three months. As of the date of this filing, we are not compliance with these restrictive covenants in the December 2024 Secured Convertible Notes and the 2025 Non-Convertible Promissory Notes, Related Party, and there is no assurance that we will be able to achieve compliance with such covenants in the future. Although no default has been declared by the holders of the December 2024 Secured Convertible Notes and 2025 Non-Convertible Promissory Notes, Related Party, any failure to comply with these restrictive covenants could result in a declaration of default, which would likely have a material adverse effect on our business operations.

Certain of our convertible notes are secured by our assets and the assets of our subsidiaries, and a default thereunder could result in us losing the pledged assets.

The December 2024 Secured Convertible Notes bear interest at a rate of 9% per annum payable in cash on the first business day of each fiscal quarter beginning January 2, 2025 and mature on December 6, 2027, unless prior thereto there is an event of default, including the failure of Jeffrey Wolf to remain as our Chief Executive Officer. There is no assurance that we will generate sufficient revenue or raise sufficient capital to be able to make the required interest payments under the December 2024 Secured Convertible Notes. We and each of our domestic subsidiaries granted security interests in all of our assets, including, without limitation, deposit accounts, cash, equipment, contract rights, general intangibles and certain pledged securities, to secure our obligations under the December 2024 Secured Convertible Notes. We and each of our domestic subsidiaries have also guaranteed our obligations under the December 2024 Secured Convertible Notes and as surety for repayment thereof. The holders of the December 2024 Secured Convertible Notes have not demanded payment or declared a default, however, as of August 22, 2025, we have failed to satisfy the first three quarterly payments on January 2, 2025, April 1, 2025, and July 1, 2025. Unless waived, this payment default or any other default on any obligations owed under the December 2024 Secured Convertible Notes, including the affirmative and negative covenants contained therein, could result in our assets being foreclosed upon or require us to redeem the notes. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended March 31, 2025 that were not previously disclosed in our filings with the SEC.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.       OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXHIBIT INDEX
Exhibit No.	Description
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

4.1	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2025 (File No. 001-35994))
4.2	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2025 (File No. 001-35994))
4.3

Form of Amendment to Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025 (File No. 001-35994))

4.4

Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025 (File No. 001-35994))

4.5

Form of Promissory Note in the principal amount of $450,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025 (File No. 001-35994))

4.6

Description of Securities of Scorpius Holdings, Inc. (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2025 (File No. 001-35994))

4.7

Form of Amendment to Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2025 (File No. 001-35994))

4.8

Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2025 (File No. 001-35994))

4.9	Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2025 (File No. 001-35994))
4.10	Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2025 (File No. 001-35994))
4.11	Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025 (File No. 001-35994))
4.12	Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2025 (File No. 001-35994))
4.13

Form of Amendment to Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025 (File No. 001-35994))

EXHIBIT INDEX
Exhibit No.	Description
4.14	Form of Promissory Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025 (File No. 001-35994))
4.15	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025 (File No. 001-35994))
10.1

Second Amendment to Asset and Equity Interests Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025 (File No. 001-35994))

10.2

Assignment and Assumption of Lease, dated March 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2025 (File No. 001-35994))

10.3	Personal Guaranty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2025 (File No. 001-35994))
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2025 (File No. 001-35994))
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

32.1**	Certification of Jeffrey Wolf, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of William Ostrander, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
**

These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Scorpius Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORPIUS HOLDINGS, INC.

Date: August 22, 2025	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2025	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)