Form 10-Q
period 2025-09-30
Scorpius Holdings, Inc.
filed 2026-02-17
CIK 1476963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of February 17, 2026, there were 61,142,712 shares of Common Stock, $0.0002 par value per share, outstanding.

SCORPIUS HOLDINGS, INC.

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2025 September 30, 2024	3

	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the three and nine months ended September 30, 2025 and September 30, 2024	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		41

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Scorpius”, “the Company,” “we”, “us”, and “our” refer to Scorpius Holdings, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
Current Assets
Cash and cash equivalents	$581,608	$1,027,997
Short-term investments	19,178	135,143
Accounts receivable	179,887	143,469
Prepaid expenses and other current assets	1,137,478	1,755,658
Inventory - raw materials	203,483	198,688
Total Current Assets	2,121,634	3,260,955

Long Term Assets
Property and equipment, net	8,403,597	12,315,460
Operating lease right-of-use asset	577,705	4,803,361
Finance lease right-of-use asset	9,571,213	17,223,359
Deposits	96,826	271,449
Other assets	—	203,135
Related party receivable	—	1,100,000
Total Assets (Note 1)	$20,770,975	$39,177,719

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts payable	$5,087,024	$3,227,313
Deferred revenue	1,618,931	1,466,094
Operating lease liability, current portion	184,943	474,972
Finance lease liability, current portion	1,151,975	945,058
Accrued expenses and other liabilities	2,881,210	2,160,258
Convertible promissory notes payable, related party	8,862,000	16,015,400
Non-convertible promissory notes payable, related party	2,410,000	—
Total Current Liabilities	22,196,083	24,289,095

Long Term Liabilities
Operating lease liability, net of current portion	555,936	3,036,157
Finance lease liability, net of current portion	4,951,684	8,076,989
Warrant liability	46,000	2,098,000
Total Liabilities (Note 1)	27,749,703	37,500,241

Commitments and Contingencies (Notes 7, 12, and 13)

Stockholders' (Deficit) Equity
Common stock, $0.0002 par value; 250,000,000 shares authorized, 61,142,712 and 5,083,268 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	12,229	1,017
Additional paid-in capital	301,508,976	293,253,163
Accumulated deficit	(302,957,937)	(287,178,670)
Accumulated other comprehensive income	107,036	224,110
Total Scorpius Holdings, Inc. Stockholders' (Deficit) Equity	(1,329,696)	6,299,620
Non-Controlling Interest	(5,649,032)	(4,622,142)
Total Stockholders' (Deficit) Equity	(6,978,728)	1,677,478

Total Liabilities and Stockholders' (Deficit) Equity	$20,770,975	$39,177,719

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$229,842	$922,365	$669,640	$5,196,257

Operating expenses:
Cost of revenues	145,370	852,016	735,185	2,628,165
Research and development	2,465,853	4,297,015	8,423,716	11,791,981
Selling, general and administrative	2,346,061	5,628,158	9,347,101	15,651,060
Loss on lease assignment and termination	—	—	5,733,298	—
Loss on disposal of long-lived assets	—	—	721,564	564,692
Change in fair value of contingent earn-out receivable, related party	—	(190,000)	—	(1,190,000)
Total operating expenses	4,957,284	10,587,189	24,960,864	29,445,898

Operating loss	(4,727,442)	(9,664,824)	(24,291,224)	(24,249,641)

Interest income	106	1,713	1,565	19,777
Interest expense	(163,638)	(233,656)	(575,163)	(723,582)
Loss on settlement of related party receivable	—	—	(780,000)	—
Loss on extinguishment of warrant liability	—	—	(279,000)	—
Loss on debt extinguishment	(2,647,000)	(730,000)	(2,647,000)	(560,000)
Change in fair value of warrant liability	241,000	—	2,331,000	—
Change in fair value of related party receivable	—	140,000	230,000	140,000
Change in fair value of non-convertible promissory notes, related party	1,060,000	(10,000)	1,300,000	(20,000)
Change in fair value of convertible promissory notes, related party	5,017,000	(120,000)	7,791,321	(224,250)
Other income	20,413	71,011	112,344	1,129,548
Unrealized gain on short-term investments	—	4	—	999
Total non-operating income (expense)	3,527,881	(880,928)	7,485,067	(237,508)

Net loss before income taxes	(1,199,561)	(10,545,752)	(16,806,157)	(24,487,149)
Income tax benefit	—	—	—	—
Net loss	(1,199,561)	(10,545,752)	(16,806,157)	(24,487,149)
Net loss - non-controlling interest	(215,132)	(431,608)	(1,026,890)	(1,080,608)
Net loss attributable to Scorpius Holdings, Inc.	$(984,429)	$(10,114,144)	$(15,779,267)	$(23,406,541)

Weighted-average common shares outstanding, basic and diluted (Note 10)	61,142,712	7,055,768	38,667,703	2,525,432

Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(0.02)	$(1.43)	$(0.41)	$(9.27)

Comprehensive loss
Net loss	$(1,199,561)	$(10,545,752)	$(16,806,157)	$(24,487,149)
Unrealized loss on foreign currency translation	(20,635)	(70,834)	(117,074)	(32,542)
Total comprehensive loss	(1,220,196)	(10,616,586)	(16,923,231)	(24,519,691)
Comprehensive loss attributable to non-controlling interest	(215,132)	(431,608)	(1,026,890)	(1,080,608)
Comprehensive loss - Scorpius Holdings, Inc.	$(1,005,064)	$(10,184,978)	$(15,896,341)	$(23,439,083)

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Three Months Ended September 30, 2025
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Deficit
Balance at June 30, 2025	$12,229	$299,348,234	$(301,973,508)	$127,671	$(5,433,900)	$(7,919,274)
Contribution recognized for 2025 Non-Convertible Promissory Notes, Related Party issued at premium	—	1,949,083	—	—	—	1,949,083
Stock-based compensation	—	211,659	—	—	—	211,659
Other comprehensive income	—	—	—	(20,635)	—	(20,635)
Net loss	—	—	(984,429)	—	(215,132)	(1,199,561)
Balance at September 30, 2025	$12,229	$301,508,976	$(302,957,937)	$107,036	$(5,649,032)	$(6,978,728)

	Nine Months Ended September 30, 2025
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity (Deficit)
Balance at December 31, 2024	$1,017	$293,253,163	$(287,178,670)	$224,110	$(4,622,142)	$1,677,478
Partial conversion of December 2024 Secured Convertible Notes, Related Party	1,204	2,007,875				2,009,079
Exercise of August 2024 pre-funded warrants	257	(257)	—	—	—	—
Contribution recognized for 2025 Non-Convertible Promissory Notes, Related Party issued at premium	—	3,679,083	—	—	—	3,679,083
Private investment in public entity	9,751	1,932,899	—	—	—	1,942,650
Stock-based compensation	—	636,213	—	—	—	636,213
Other comprehensive income	—	—	—	(117,074)	—	(117,074)
Net loss	—	—	(15,779,267)	—	(1,026,890)	(16,806,157)
Balance at September 30, 2025	$12,229	$301,508,976	$(302,957,937)	$107,036	$(5,649,032)	$(6,978,728)

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Three Months Ended September 30, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at June 30, 2024	$99	$293,187,709	$(267,663,224)	$87,169	$(3,751,197)	$21,860,556
Issuance of common stock from public offering	2,875	13,047,124	—	—	—	13,049,999
Stock-based compensation	—	254,939	—	—	—	254,939
Cash-in-lieu of fractional shares from reverse split	—	(4,582)	—	—	—	(4,582)
Other comprehensive loss	—	—	—	(70,834)	—	(70,834)
Net loss	—	—	(10,114,144)	—	(431,608)	(10,545,752)
Balance at September 30, 2024	$2,974	$306,485,190	$(277,777,368)	$16,335	$(4,182,805)	$24,544,326

	Nine Months Ended September 30, 2024
				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Stock	APIC	Deficit	Income	Interest	Equity
Balance at December 31, 2023	$26	$285,718,456	$(254,370,827)	$48,877	$(3,102,197)	$28,294,335
Issuance of common stock - ESPP	—	12,904	—	—	—	12,904
Stock-based compensation	—	788,025	—	—	—	788,025
Cash-in-lieu of fractional shares from reverse split	—	(4,582)	—	—	—	(4,582)
At-the-market sale of common stock, net of issuance costs	—	8,053	—	—	—	8,053
Issuance of common stock from public offering	2,948	19,962,334	—	—	—	19,965,282
Other comprehensive income	—	—	—	(32,542)	—	(32,542)
Net loss	—	—	(23,406,541)	—	(1,080,608)	(24,487,149)
Balance at September 30, 2024	$2,974	$306,485,190	$(277,777,368)	$16,335	$(4,182,805)	$24,544,326

See Notes to Consolidated Financial Statements (Unaudited)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(16,806,157)	$(24,487,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,526,073	5,371,248
Noncash lease expense	79,526	270,778
Stock-based compensation	636,213	788,025
Loss on lease assignment and termination	5,733,298	—
Foreign exchange gain	(117,335)	—
Loss on disposal of long-lived assets	721,564	—
Loss on settlement of related party receivable	780,000	—
Loss on extinguishment of warrant liability	279,000	—
Loss on debt extinguishment	2,647,000	560,000
Change in fair value of warrant liability	(2,331,000)	—
Change in fair value of related party receivable	(230,000)	(140,000)
Change in fair value of non-convertible promissory notes, related party	(1,300,000)	20,000
Change in fair value of convertible promissory notes, related party	(7,791,321)	224,250
Change in fair value of contingent earn-out receivable, related party	—	(1,190,000)
Unrealized gain on short-term investments	—	(999)
(Increase) decrease in:
Accounts receivable	(36,418)	(828,588)
Prepaid expenses and other current assets	618,180	(379,592)
Inventory - raw materials	(4,795)	734,102
Other assets	203,135	—
Deposits	174,623	(26,622)
Increase (decrease) in:
Accounts payable	1,650,217	(1,695,391)
Deferred revenue	152,837	(48,577)
Accrued expenses and other liabilities	720,952	110,767
Net Cash Used In Operating Activities	(9,694,408)	(20,717,748)

Cash Flows from Investing Activities
Purchase of short-term investments	(30,186)	(933,193)
Proceeds from sale of short-term investments	146,151	2,890,355
Purchases of property and equipment	(57,704)	(695,700)
Proceeds from disposal of property and equipment	—	564,692
Proceeds from sale of intellectual property license	—	1,000,000
Net Cash Provided by Investing Activities	58,261	2,826,154

Cash Flows from Financing Activities
Proceeds from settlement of related party receivable	550,000	—
Repayments of principal under finance lease	(692,236)	(714,669)
Proceeds from issuance of common stock	1,942,650	22,001,799
Stock issuance costs	—	(2,219,868)
Proceeds from issuance of convertible promissory note, related party	—	2,253,750
Proceeds from issuance of non-convertible promissory notes, related party	7,839,083	750,000
Proceeds from issuance of common stock through at-the-market	—	8,399
Proceeds from issuance of common stock upon exercise of warrants	—	178,424
Proceeds from issuance of common stock under ESPP	—	12,904
Repayments of non-convertible promissory notes, related party	(450,000)	—
Net Cash Provided by Financing Activities	9,189,497	22,270,739

Effect of exchange rate changes on cash and cash equivalents	261	(4,736)

Net (Decrease) Increase in Cash and Cash Equivalents	(446,389)	4,374,409

Cash and Cash Equivalents – Beginning of the Period	1,027,997	184,925

Cash and Cash Equivalents – End of the Period	$581,608	$4,559,334

(Continued)

SCORPIUS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental Disclosure for Cash Flow Information:
Right-of-use assets obtained upon finance lease modifications	$65,245	$—
Right-of-use assets surrendered upon operating lease modifications	$—	$(85,226)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exercise of August 2024 pre-funded warrants	$257	$—
Issuance of common stock from conversion of promissory note, related party	$2,009,079	$—
Vendor credit memo applied against capitalized lab equipment	$15,157	$—
Reclassification of contingent earn-out receivable, related party to related party receivable	$—	$1,430,000

See Notes to Consolidated Financial Statements (Unaudited)

1. Organizational Structure and Basis of Presentation

Organizational Structure

On October 10, 2025, Scorpius Holdings, Inc. and subsidiaries (“the Company” or “Scorpius”) received a Notice of Public Disposition under the Uniform Commercial Code (the “UCC Notice”) from the collateral agent on behalf of the holders of the December 2024 Secured Convertible Notes (the “Collateral Agent”). The December 2024 Secured Convertible Notes were in default and secured by a lien on all of the Company’s assets. The UCC Notice established the timing and location of a foreclosure sale of all or a portion of the Company’s pledged collateral, which occurred on November 24, 2025. The Collateral Agent closed on the sale of substantially all assets of the Company on December 10, 2025 for $16,253,147.  See Note 7 Debt and Note 13 Subsequent Events for details of  the allocation of proceeds from the foreclosure sale as well as the aggregate obligations remaining after the application of those proceeds. Upon the closing, the Company has no or nominal operations and no or nominal assets.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. However, the results of operations included in such financial statements may not necessarily be indicative of future or annual results.

Unless otherwise noted, all share amounts and per share data in prior period interim consolidated financial statements have been adjusted to give effect to the 1-for-200 reverse stock split that occurred on July 17, 2024.

2. Summary of Significant Accounting Policies

Going Concern Uncertainty

The Company has an accumulated deficit of $303.0 million as of September 30, 2025; a net loss of approximately $16.8 million for the nine months ended September 30, 2025; and has not generated significant revenue or positive cash flows from operations. As further described in Note 7 Debt, the Company is in default on the December 2024 Secured Convertible Notes, Related Party and the 2025 Non-Convertible Promissory Notes, Related Party as a result of, among other things, its failure to repay amounts when due. As of September 30, 2025, the Company had approximately $0.6 million in cash and cash equivalents. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued.

As a result of the foreclosure sale of substantially all assets of the Company by the Collateral Agent on November 24, 2025, Scorpius does not have any assets that can generate revenue, and therefore, management does not anticipate generating any revenue from operations in the near term. Management does not expect to generate revenue unless and until the Company consummates a strategic transaction such as a reverse merger or asset acquisition.  However, there is no assurance that the Company will be able to find a merger candidate or funding to acquire other assets.  If the Company is unable to find financing or undertake a strategic alternative, it may need to file for bankruptcy, liquidate, reorganize, or a combination of the foregoing.

Concentration of Credit Risk

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to such balances and does not believe it is exposed to significant credit risk on cash and cash equivalents. As of September 30, 2025, uninsured amounts totaled approximately $70,000. As of December 31, 2024, one account balance was approximately $940,000, resulting in an uninsured balance of approximately $690,000.

Other Assets

The balance at December 31, 2024 consists of $0.2 million of land option agreements related to the location for a potential Kansas commercial CDMO facility. During the nine months ended September 30, 2025, the agreements expired and plans for the facility were abandoned with the related charge recognized as a component of selling, general, and administrative expense.

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

On July 30, 2024, the Purchase Agreement was amended (the “First Amendment”) which, among other provisions, restructured the contingent earn-out to a fixed $2.5 million to be paid on or before December 31, 2028, resulting in a reclassification of the receivable to related party receivable. On March 12, 2025, the Company entered into a Second Amendment (the “Second Amendment”) to the Purchase Agreement whereby the $2.5 million payment obligation was settled in exchange for $550,000 paid by Elusys Holdings to the Company. The Company recognized a loss on settlement of related party receivable of nil and $0.8 million for the three and nine months ended September 30, 2025, corresponding to the estimated fair value of the related party receivable immediately prior to the Second Amendment.

Convertible and Non-convertible Promissory Notes, Related Party

The Company accounts for its convertible and non-convertible promissory notes, related party under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be made at the inception of a financial instrument to measure the instrument at fair value (the “fair value option”) under ASC 825 as long as no part of the financial instrument is classified as a component of equity. The Company has determined all relevant criteria have been met and has made such election for its convertible promissory notes, related party because the election allows the Company to present a single liability, inclusive of embedded features which might otherwise require separate recognition. The election has been made for non-convertible promissory notes, related party, to provide consistency across all eligible financial instruments. As a result, these promissory notes are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter. Subsequent changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory notes, related party, in the statements of operations and comprehensive income. The Company does not separately report interest attributable to financial instruments accounted for pursuant to the fair value option because such interest is included in the determination of fair value of those financial instruments and changes thereto. The change in fair value attributable to the change in the instrument-specific credit risk, if any, is presented separately in other comprehensive income. No such amounts were reported in other comprehensive income during the three and nine months ended September 30, 2025 and 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the update provide a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The guidance is intended to improve financial reporting about government grants received by business entities by clarifying the appropriate accounting, reducing diversity in practice, and increasing consistency across business entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments require a combination of modified prospective and modified retrospective application approaches, depending on the timing of the execution and completion of government grants, and a retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period present. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the navigability of the required interim disclosures and clarify when the guidance of Topic 270 is applicable, including what disclosures should be provided in interim periods. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and related disclosures.

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

As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. Cash equivalents are classified within Level I of the fair value hierarchy. Short-term investments consist of Level I securities which are comprised of highly liquid money market funds. The estimated fair value of the short-term investments is based on quoted market prices. There were no transfers between fair value hierarchy levels during the three months ended September 30, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$19,178	$19,178	$—	$—
Liabilities:
Convertible promissory notes, related party	8,862,000	—	—	8,862,000
Non-convertible promissory notes, related party	2,410,000	—	—	2,410,000
Warrant liability	46,000	—	—	46,000

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$135,143	$135,143	$—	$—
Related party receivable	1,100,000	—	—	1,100,000
Liabilities:
Convertible promissory notes, related party	16,015,400	—	—	16,015,400
Warrant liability	2,098,000	—	—	2,098,000

The following tables summarize the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30, 2025
		Convertible	Non-Convertible
		Promissory Notes,	Promissory Notes,	Warrant
		Related Party	Related Party	Liability
Balance at June 30, 2025		$(11,232,000)	$(2,190,000)	$(287,000)
Proceeds from issuance of non-convertible promissory notes, related party		—	(3,229,083)	—
Contribution recognized for non-convertible promissory notes, related party issued at premium		—	1,949,083	—
Modification recognized as extinguishment		(2,647,000)	—	—
Change in fair value		5,017,000	1,060,000	241,000
Balance at September 30, 2025		$(8,862,000)	$(2,410,000)	$(46,000)

	Nine Months Ended September 30, 2025
	Related	Convertible	Non-Convertible
	Party	Promissory Notes,	Promissory Notes,	Warrant
	Receivable	Related Party	Related Party	Liability
Balance at December 31, 2024	$1,100,000	$(16,015,400)	$—	$(2,098,000)
Partial conversions to common stock	—	2,009,079	—	—
Proceeds from issuance of non-convertible promissory notes, related party	—	—	(7,839,083)	—
Repayments of non-convertible promissory notes, related party	—	—	450,000	—
Contribution recognized for non-convertible promissory notes, related party issued at premium	—	—	3,679,083	—
Modifications recognized as extinguishment	—	(2,647,000)	—	(279,000)
Change in fair value	230,000	7,791,321	1,300,000	2,331,000
Proceeds from settlement of related party receivable	(550,000)	—	—	—
Loss on settlement of related party receivable	(780,000)	—	—	—
Balance at September 30, 2025	$—	$(8,862,000)	$(2,410,000)	$(46,000)

	Three Months Ended September 30, 2024
	Contingent	Related	Convertible	Non-Convertible
	Earn-Out Receivable	Party	Promissory Notes,	Promissory Notes,
	Related Party	Receivable	Related Party	Related Party
Balance at June 30, 2024	$2,720,000	$—	$(1,940,000)	$(740,000)
(Loss) Gain on partial extinguishment	(1,480,000)	—		750,000
Change in fair value	190,000	140,000	(120,000)	(10,000)
Reclass contingent earn-out receivable, related party to related party receivable	(1,430,000)	1,430,000
Balance at September 30, 2024	$—	$1,570,000	$(2,060,000)	$—

	Nine Months Ended September 30, 2024
	Contingent	Contingent	Related	Convertible	Non-Convertible
	Consideration Receivable	Earn-Out Receivable	Party	Promissory Notes,	Promissory Notes,
	Related Party	Related Party	Receivable	Related Party	Related Party
Balance at December 31, 2023	$268,000	$1,720,000	$—	$—	$—
Issuance of non-convertible promissory note, related party	—	—	—	—	(750,000)
Issuance of convertible promissory note, related party	(268,000)	—	—	(1,985,750)	—
(Loss) Gain on partial extinguishment	—	(1,480,000)	—	170,000	750,000
Change in fair value	—	1,190,000	140,000	(244,250)	—
Reclass contingent earn-out receivable, related party to related party receivable	—	(1,430,000)	1,430,000	—	—
Balance at September 30, 2024	$—	$—	$1,570,000	$(2,060,000)	$—

Adjustments associated with changes in fair value are the result of changes to both observable and unobservable inputs used in the measurement of fair value, which are reassessed at each reporting period. The unobservable inputs are reflected in the following tables, which present quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of financial assets and liabilities classified as Level 3 as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Convertible promissory note, related party	Discounted Cash Flow Analysis	Maturity term	<1 month
(Restated Elusys Convertible Note, Related Party)		Risk free interest rate	3.8%
		Option-adjusted spread (1)	2.8%
		Principal amount	$2.25 million

Non-convertible promissory notes, related party	Estimated Recovery Value Analysis	Recovery rate (1,2)	31.7%
(2025 Non-Convertible Promissory Notes, Related Party)		Default probability	100.0%

Convertible promissory note, related party	Estimated Recovery Value Analysis	Recovery rate (1,2)	50.0%
(December 2024 Secured Convertible Notes, Related Party)		Default probability	100.0%

Warrant liability	Black-Scholes Option Pricing Model	Risk free interest rate	3.7%
		Volatility of common stock (1)	87.4%
		Expected term	4.18 years

	As of December 31, 2024
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Related party receivable	Discounted Cash Flow Analysis	Timing of expected payment	2028
		Risk free interest rate	4.3%
		Option-adjusted spread (1)	18.4%
		Principal amount	$2.5 million

Convertible promissory note, related party	Discounted Cash Flow Analysis	Maturity term	8 months
(Restated Elusys Convertible Note, Related Party)		Risk free interest rate	4.2%
		Option-adjusted spread (1)	18.6%
		Principal amount	$2.25 million

Convertible promissory note, related party	Monte Carlo Simulation Model	Risk free interest rate	4.3%
(December 2024 Secured Convertible Notes, Related Party)		Credit spread (1)	18.6%
		Volatility of common stock (1)	85.0%
		Expected term	2.93 years

Warrant liability	Black-Scholes Option Pricing Model	Risk free interest rate	4.4%
		Volatility of common stock (1)	64.0%
		Expected term	4.93 years
(1)	Represents significant unobservable input
(2)	On September 9, 2025 and in connection with the Notice of Default (defined in Note 7 Debt) received on that date, the Company began using an estimated recovery value analysis in place of a Monte Carlo simulation model as the valuation technique. The recovery rate used was based, in part, on the Moody’s corporate default and recovery rates and adjusted for factors such as the nature of the underlying collateral and seniority of the debt. Prior to September 9, 2025, the valuation technique used Monte Carlo simulation trials through a lattice model incorporating geometric Brownian motion. The simulations were weighted based on projected future stock prices, the volatility of a set of guideline companies, and significant unobservable inputs. Each simulation was based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. In addition to the significant unobservable inputs in the preceding table, the Monte Carlo simulations included assumptions related to the timing and probability of i) a fundamental transaction and ii) an eligible subsequent placement, both as defined by the December 2024 Secured Convertible Notes, Related Party.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30,	December 31,
	2025	2024
Contract assets	$800,223	$695,041
Prepaid manufacturing expense	156,820	184,951
Prepaid software	57,861	237,615
Prepaid insurance	82,818	409,347
Other prepaid expenses and current assets	39,756	228,704
Total	$1,137,478	$1,755,658

5. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the shorter of their estimated useful lives or remaining lease term, ranging generally from three to eight years. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Lab equipment	$10,841,455	$13,037,975
Leasehold improvements	1,335,655	1,335,655
Computers	528,808	688,512
Furniture and fixtures	71,311	196,613
Construction-in-process	103,461	57,521
Total	12,880,690	15,316,276
Accumulated depreciation	(4,477,093)	(3,000,816)
Property and equipment, net	$8,403,597	$12,315,460

Depreciation expense was $1.0 million and $1.2 million, respectively, for the three months ended September 30, 2025 and 2024 and $3.2 million and $3.7 million, respectively, for nine months ended September 30, 2025 and 2024. See Note 12 Leases for details of the loss on sale of certain furniture, fixtures, and equipment of $721,564 for the nine months ended September 30, 2025.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accrued marketing expenses	$999,996	$999,996
Compensation and related benefits	1,265,088	298,090
Accrued preclinical and clinical trial expenses	364,460	364,460
Advance payments received from customers for manufacturing materials	169,758	169,758
Other expenses	81,908	268,161
Accrued manufacturing expenses	—	59,793
Total	$2,881,210	$2,160,258

7. Debt

As of September 30, 2025, the face values and fair values of the Company’s debt were as follows:

	Face	Unamortized	Fair
	Value	Discount	Value
Restated Elusys Convertible Note, Related Party	$2,250,000	$—	$720,000
December 2024 Secured Convertible Notes, Related Party	11,656,188	(1,165,619)	8,142,000
Convertible promissory notes payable, related party	13,906,188	(1,165,619)	8,862,000
2025 Non-Convertible Promissory Notes, Related Party	7,389,083	—	2,410,000
Total	$21,295,271	$(1,165,619)	$11,272,000

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

The December 2024 Secured Convertible Notes, Related Party mature on the third anniversary of their date of issuance, or December 6, 2027, unless prior thereto there is an event of default (see below), and bear interest at a rate of 9% per annum payable in cash on the first business day of each fiscal quarter beginning January 2, 2025. In connection with any redemption, conversion, or prepayment of the December 2024 Secured Convertible Notes, Related Party, the institutional investors are entitled to an amount equal to the additional interest that would accrue under the December 2024 Secured Convertible Notes, Related Party assuming that the original principal remained outstanding through and including the maturity date (the “Make-Whole Amount”), initially $3,615,000.

The December 2024 Secured Convertible Notes, Related Party are convertible, at the option of the holder, at any time, into a number of shares of common stock equal to the principal amount of the December 2024 Secured Convertible Notes, Related Party plus all accrued and unpaid interest, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap (as defined below) and other limitations (the “December 2024 Conversion Price”). The initial conversion price was equal to $0.50, which was adjusted by amendment to $0.25 in February 2025 for both institutional investors. For one institutional investor holding a December 2024 Secured Convertible Note, Related Party with an aggregate original principal balance of $12,416,667, the conversion price was further adjusted by amendment in May 2025 to $0.06 and in July 2025 to the lower of i)  $0.06 or ii) 55% of the average of the three lowest traded prices during the preceding twenty days immediately prior to conversion (the “Market Price”). Terms of the February 2025 and May 2025 amendments were considered not substantially different than the terms immediately prior to the respective amendments, and these amendments were accounted for as modifications of the debt. Terms of the July 2025 amendment were considered substantially different than the terms immediately prior to the amendment and thus, $2,647,000 was recognized as a loss on debt extinguishment for the three and nine months ended September 30, 2025. Losses on extinguishment of other debt instruments of $730,000 and $560,000 were recognized for the three and nine months ended September 2024, respectively.

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

On September 9, 2025, the Company received a notice of default and acceleration letter (“Notice of Default”) from the institutional investors for, among other things, the Company’s failure to maintain an effective and available applicable registration statement in accordance with the terms of the December 2024 Purchase Agreement, the failure of the Company’s common stock to remain listed on an eligible market for a period of more than ten (10) consecutive trading days and the failure to make payments when and as due. With the Notice of Default, all amounts owed under the December 2024 Secured Convertible Notes, Related Party in the aggregate amount of $19,376,084 were due and payable as described below in the section Default and Foreclosure Sale.

The December 2024 Common Warrants expire five years from their date of issuance. The December 2024 Common Warrants are exercisable, at the option of the holder, at any time, for up to an aggregate of 13,388,889 shares of common stock at an exercise price, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events and subject to the Exchange Cap (the “December 2024 Exercise Price”). The initial exercise price was equal to $0.50, which was adjusted by amendment to $0.25 in February 2025 for both institutional investors. The exercise price was further adjusted by amendment to $0.06 in May 2025 for one institutional investor holding warrants for the exercise of up to 12,416,667 shares of common stock. Terms of the February 2025 and May 2025 amendments were considered substantially different than the terms immediately prior to the respective amendments and thus, $0 and $279,000 was recognized as a loss on extinguishment of warrant liability for the three and nine months ended September 30, 2025, respectively. Terms of the July 2025 amendment were considered not substantially different than the terms immediately prior to the amendment and this amendment was accounted for as modification of the warrant liability. No losses on extinguishment of warrant liability were recognized for the three and nine months ended September 2024. The adjustments to the December 2024 Exercise Price did not change the number of shares of common stock issuable upon exercise of the December 2024 Common Warrants. The December 2024 Secured Convertible Notes, Related Party and the December 2024 Common Warrants provide for the December 2024 Conversion Price and the December 2024 Exercise Price, respectively, to be adjusted in various circumstances. The December 2024 Common Warrants provide for cashless exercise under certain circumstances.

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

If the December 2024 Secured Convertible Notes, Related Party, including accrued but unpaid interest and the Make-Whole Amount, were to be fully converted into shares of common stock at the December 2024 Conversion Price in effect as of September 30, 2025 and assuming no Exchange Cap or any other limitations on conversion, the Company would issue 28,207,106,725 shares of common stock. In addition, under the terms of the December 2024 Secured Convertible Notes, Related Party and the December 2024 Common Warrants, the institutional investors may not convert the December

2024 Secured Convertible Notes, Related Party or exercise the December 2024 Common Warrants to the extent such conversion or exercise would cause such institutional investor, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock that would exceed 4.99% (the “Maximum Percentage”), of the Company’s then outstanding common stock following such conversion or exercise. On June 9, 2025, one institutional investor filed notice to increase the Maximum Percentage to 9.99%, effective August 9, 2025, applicable to the one institutional investor as permitted by the December 2024 Secured Convertible Notes, Related Party.

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

During the nine months ended September 30, 2025, 6,019,444 shares of the Company’s common stock were issued in connection with partial conversions of the December 2024 Secured Convertible Notes, Related Party at conversion prices of $0.50 and $0.25 per share as reflected in the following table.

			Make-
	Principal	Interest	Whole	Total	Shares
$0.50 conversion price	$833,042	$10,049	$165,345	$1,008,436	2,016,871
$0.25 conversion price	899,659	7,347	93,637	1,000,643	4,002,573
Total	$1,732,701	$17,396	$258,982	$2,009,079	6,019,444

Non-Convertible Debt (in Default)

During the nine months ended September 30, 2025, the Company issued sixteen non-convertible promissory notes with an aggregate original issuance of $7,839,083 to an institutional investor, and subsequent to September 30, 2025, the Company issued fifteen non-convertible promissory notes with an aggregate original issuance of $2,722,649 to the same institutional investor (collectively, the “2025 Non-Convertible Promissory Notes, Related Party”). Seven of the sixteen, with an aggregate original issuance of $3,229,083, were issued during the three months ended September 30, 2025. As described in Note 2 Summary of Significant Accounting Policies, the Company has elected the fair value option for measuring the 2025 Non-Convertible Promissory Notes, Related Party. The fair value of the 2025 Non-Convertible Promissory Notes, Related Party was $1,280,000 and $4,160,000 upon issuance during the three and nine months ended September 30, 2025, respectively, with the $1,949,083 and $3,679,083 premium recognized as a component of equity due to the related party nature of the transactions.

The 2025 Non-Convertible Promissory Notes, Related Party accrue interest at 5.0% per annum and mature at the earlier of i) the stated maturity date; ii) the consummation of a corporate event, as defined; or iii) when, upon or after an event of default (see below).  The maturity of the 2025 Non-Convertible Promissory Notes, Related Party, including those issued subsequent to September 30, 2025, range from 31 to 182 days from issuance with a weighted average of 92 days.

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

With the Notice of Default received on September 9, 2025 and described above, all amounts owed under the thirteen then outstanding 2025 Non-Convertible Promissory Notes, Related Party in the aggregate amount of $10,789,561 were due and payable as described below in the section Default and Foreclosure Sale.

Default and Foreclosure Sale

In connection with the Notice of Default, the Company received on October 10, 2025 the UCC Notice from the Collateral Agent. The UCC Notice established the timing and location of a foreclosure sale of all or a portion of the Company’s pledged collateral, which occurred on November 24, 2025.

The Collateral Agent closed on the sale of certain assets pertaining to the Company’s CDMO biomanufacturing facility on December 10, 2025 for $16,253,147. The Collateral Agent received proceeds of $15,219,552, net of fees and expenses of $1,033,595, that were used to partially repay the Company’s secured debt as follows:

Allocation of Proceeds (1)
2025 Non-Convertible Promissory Notes, Related Party
Principal	$9,391,765
Accrued Interest	186,620
Redemption Premium	725,288
10,303,673
December 2024 Secured Convertible Notes, Related Party
Principal	2,971,115
Interest and Make-Whole	1,371,020
Late Fees	126,846
Redemption Premium	446,898
4,915,879
Total Proceeds	$15,219,552

Debt and related amounts in excess of the proceeds allocated bear interest at 12.5% per annum. The aggregate amount, inclusive of principal, interest, make-whole, late fees, and redemption premiums, owed to the holders of the December 2024 Secured Convertible Notes, Related Party and 2025 Non-Convertible Promissory Notes, Related Party was $14.9 million immediately following the closing of the sale and allocation of proceeds as follows:

Remaining (1)
2025 Non-Convertible Promissory Notes, Related Party (measured at amortized cost)	$485,888
December 2024 Secured Convertible Notes, Related Party (measured at amortized cost)	14,460,205
$14,946,093

(1)	As described in Note 2 Summary of Significant Accounting Policies, the Company accounts for its convertible and non-convertible promissory notes payable, related party under ASC 815 and has elected the fair value option under ASC 825. As a result, these instruments are required to be recorded at their initial fair value on the date of issuance and remeasured at each balance sheet date thereafter. Subsequent changes in their estimated fair value are recognized as a change in the fair value of the convertible and non-convertible promissory notes, related party, in the statements of operations and comprehensive loss. The Company does not separately report interest attributable to financial instruments accounted for pursuant to the fair value option because such interest is included in the determination of fair value of those financial instruments and changes thereto. The components of the proceeds allocation and the aggregate remaining amounts above have been presented on the accrual basis of accounting using amortized cost which is a different measurement principal than fair value. The Company has determined it impractical to estimate fair value of the components of the proceeds allocation and the aggregate remaining amounts above for inclusion in this filing.

Subsequent to the closing of the sale and through February 17, 2026, the Company issued five non-convertible promissory notes in the aggregate principal amount together with an aggregate original issuance of $269,967 to the holder of the 2025 Non-Convertible Promissory Notes, Related Party.

8. Stockholders’ Equity

Private Investment in Public Entity

During the nine months ended September 30, 2025, the Company received $1,942,650, net of fees of $7,550, from investors of a private placement offering in consideration of the issuance to be made to such investors of an aggregate of 48,755,000 shares of its common stock at $0.04 per share. The investments were made pursuant to a securities purchase agreement which contained customary representations, warranties and agreements by the Company and the investors and customary conditions to closing.

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

As of September 30, 2025 and December 31, 2024, the Company had outstanding common stock warrants to purchase 13,688,001 shares of common stock issuable at a weighted average exercise price of $0.60 per share and $1.01 per share, respectively.  The Company also had outstanding pre-funded warrants to purchase 1,285,000 shares of common stock issuable at a weighted average exercise price of $0.0002 per share as of December 31, 2024, all of which were exercised during the nine months ended September 30, 2025, resulting in no pre-funded warrants outstanding as of September 30, 2025.

Stock Compensation Expense

For the three months ended September 30, 2025 and 2024, the Company recorded $0.2 million and $0.3 million of stock-based compensation expense, respectively, and for the nine months ended September 30, 2025 and 2024, respectively, the Company recorded $0.6 million and $0.8 million of stock-based compensation expense. Unrecognized compensation expense related to unvested stock options was $0.2 million as of September 30, 2025, which is expected to be recognized over a weighted-average period of 0.2 years and will be adjusted for forfeitures as they occur.

The following is a summary of the stock option activity for the three and nine months ended September 30, 2025:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2024	62,316	$334.81	$6,737	6.9	Years
Expired	(232)	5,055.16
Stock options outstanding at June 30, 2025	62,084	317.18	779	6.4	Years
Forfeited	(30)	644.47
Stock options outstanding and vested or expected to vest at September 30, 2025	62,054	317.02	21	6.1	Years
Stock options exercisable at September 30, 2025	60,673	318.65	21	6.1	Years

9.  Revenue

CDMO revenue

The Company’s CDMO revenue is generated from a limited number of customers, which has resulted in a concentration of revenue for the three and nine months ended September 30, 2025 and 2024. The following tables reflect the Company’s CDMO customers with revenue in excess of 10% of total revenue for the applicable period.

Major Customers	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Customer A	92%	53%
Customer B	*	17%

Major Customers	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Customer B	26%	10%
Customer C	33%	15%
Customer D (1)	*	44%

* . Less than 10% for the applicable period.

1 This customer migrated to a larger CDMO for commercial manufacture of their product during 2024.

The following table presents changes in contract liabilities for the nine months ended September 30, 2025 and 2024:

Contract liabilities
Balance at December 31, 2024	$1,466,094
Reclassification to revenue as the result of performance obligations satisfied	(584,383)
Net change to contract balance recognized since beginning of period due to amounts collected	737,220
Balance at September 30, 2025	$1,618,931

Contract liabilities
Balance at December 31, 2023	$2,389,441
Reclassification to revenue as the result of performance obligations satisfied	(4,891,241)
Net change to contract balance recognized since beginning of period due to amounts collected	4,842,664
Balance at September 30, 2024	$2,340,864

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

During the three and nine months ended September 30, 2025, the Company recognized revenue of nil and $0.2 million, respectively, that was included in the balance of deferred revenue as of December 31, 2024.

The aggregate amount of transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2025 totaled $4.5 million. Expectations for the timing of revenue recognition of this amount is dependent on various factors, including the Company’s ability to procure the necessary supplies and raw materials. Variable consideration excluded from the transaction price and, thus, not reflected in the amount generally relates to promises that leverage the assistance of third parties, such as clinical trials offices, in the fulfillment of the Company’s performance obligations to its customers. These activities are considered promises to transfer distinct goods or services that are part of single performance obligations.

The opening and closing balances of the Company’s accounts receivable, all of which relate to CDMO revenue, are as follows:

Opening on January 1, 2024	$375,192
Closing on December 31, 2024	143,469
Closing on September 30, 2025	179,887

Grant revenue

The Company recognized grant revenue associated with National Institutes of Health of $9,000 and $133,000 during the three months ended September 30, 2025 and 2024, respectively, and $97,000 and $182,000 during the nine months ended September 30, 2025 and 2024, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, all of the Company’s common stock options, convertible debt and, except for the pre-funded warrants described above, warrants are anti-dilutive and therefore have been excluded from the diluted net loss per share calculations.

The following table reconciles net loss to net loss attributable to Scorpius Holdings, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(1,199,561)	$(10,545,752)	$(16,806,157)	$(24,487,149)
Net loss - non-controlling interest	(215,132)	(431,608)	(1,026,890)	(1,080,608)
Net loss attributable to Scorpius Holdings, Inc.	$(984,429)	$(10,114,144)	$(15,779,267)	$(23,406,541)

Common shares	61,142,712	1,840,485	38,667,703	774,315
Pre-funded warrants	—	5,215,283	—	1,751,117
Weighted-average common shares outstanding, basic and diluted	61,142,712	7,055,768	38,667,703	2,525,432

Net loss per common share attributable to Scorpius Holdings, Inc., basic and diluted	$(0.02)	$(1.43)	$(0.41)	$(9.27)

Potentially dilutive common equivalent shares from the following securities were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months
	Ended September 30,
	2025	2024
Outstanding stock options	62,054	62,316
Outstanding common stock warrants	13,688,001	299,112
December 2024 Secured Convertible Notes, Related Party	28,207,106,725	—

11. Income Tax

Income taxes have been computed using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2025. The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 was 0%.

The Company incurred losses for the three and nine months ended September 30, 2025, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Australian, and German operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

At September 30, 2025, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

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

Excluding the $1,600,531 and $4,132,767 losses described above, which are recorded as a “loss on lease assignment and termination” in the accompanying statements of operations and comprehensive loss, the Company’s lease cost is reflected in the accompanying statements of operations and comprehensive loss within selling, general and administrative and research and development as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease cost	$350,187	$957,600
Finance lease cost
Amortization of lease assets	1,293,227	1,712,838
Interest on lease liabilities	538,209	719,832
Total finance lease cost	$1,831,436	$2,432,670

Total cash paid for operating leases during the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.7 million, respectively, and is included within cash flows from operating activities within the consolidated statements of cash flows. Total cash paid for finance leases was $1.2 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively, of which $0.7 million and $0.5 million, respectively, related to principal and interest during the nine months ended September 30, 2025 and $0.7 million and $0.7 million related to principal and interest, respectively, during the nine months ended September 30, 2024. Cash paid for principal on finance leases is included within cash flows from financing activities while cash paid for interest on finance leases is included within cash flows from operating within the consolidated statements of cash flows.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating lease cost	$62,530	$287,265
Finance lease cost
Amortization of lease assets	385,035	556,219
Interest on lease liabilities	154,545	233,655
Total finance lease cost	$539,580	$789,874

Total cash paid for operating leases during the three months ended September 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively, and is included within cash flows from operating activities within the consolidated statements of cash flows. Total cash paid for finance leases was $0.4 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, of which $0.2 million related to each principal and interest during the three months ended September 30, 2025 and $0.3 million and $0.2 million related to principal and interest, respectively, during the three months ended September 30, 2024. Cash paid for principal on finance leases is included within cash flows from financing activities while cash paid for interest on finance leases is included within cash flows from operating within the consolidated statements of cash flows.

The weighted average remaining lease term and incremental borrowing rate as of September 30, 2025 and 2024 were as follows:

	2025	2024
Weighted average remaining lease term
Operating leases	3.3 years	5.9 years
Finance leases	10.1 years	11.1 years
Weighted average incremental borrowing rate
Operating leases	10.26%	9.75%
Finance leases	10.11%	10.12%

Maturities of operating and finance lease liabilities as of September 30, 2025 were as follows:

	Operating Leases	Finance Leases	Total
2025 (excluding the nine months ended September 30, 2025)	$60,775	$320,899	$381,674
2026	252,825	1,485,944	1,738,769
2027	262,938	615,269	878,207
2028	273,456	635,826	909,282
2029	23,699	657,002	680,701
2030	—	748,812	748,812
2031	—	771,276	771,276
Thereafter	—	4,903,219	4,903,219
Total minimum lease payments	873,693	10,138,247	11,011,940
Less: imputed interest	(132,814)	(4,034,588)	(4,167,402)
Present value of lease liabilities	$740,879	$6,103,659	$6,844,538

13.  Subsequent Events

See Note 7 Debt for information related to non-convertible debt issued subsequent to September 30, 2025; the twelve-month, $5.0 million credit facility the Company entered into on October 6, 2025 with the holder of the 2025 Non-Convertible Promissory Notes, Related Party; the UCC Notice received on October 10, 2025; and details of the foreclosure sale on November 24, 2025 that closed December 10, 2025, including amounts outstanding immediately after proceeds from the foreclosure sale were used to partially repay the secured debt.

Upon the closing of the foreclosure sale by the Collateral Agent, the Company has no or nominal operations and no inventory, property, plant, and equipment, or operating lease right-of-use assets and nominal finance lease right-of-use assets and will therefore be unable to generate any revenue from operations in the near term. Additionally, the Company has no operating lease liabilities or finance lease liabilities.

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

OVERVIEW

On October 10, 2025, we received a Notice of Public Disposition under the Uniform Commercial Code (the “UCC Notice”) from the collateral agent on behalf of the holders of the December 2024 Secured Convertible Notes (the “Collateral Agent”). On November 24, 2025, the Collateral Agent on behalf of the holders of the December 2024 Secured Convertible Notes, held a foreclosure sale of our assets related to our CDMO biomanufacturing facility pledged assets, which were substantially all of our assets necessary for our operations. The Collateral Agent closed on the sale on December 10, 2025 for $16,253,147.

Upon the closing of the sale of the assets, we have no or nominal operations and no or nominal assets and are therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Prior to the foreclosure sale, through our subsidiary, Scorpius Biomanufacturing, Inc. (“Scorpius Bio”), we provided process development and biomanufacturing services to support the biomanufacturing needs of third parties. As of the date of the filing of this Quarterly Report on Form 10-Q, our operations have ceased.

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

On October 10, 2025, we received the UCC Notice from the Collateral Agent. The UCC Notice established the timing and location of a foreclosure sale of all or a portion of our pledged collateral, which occurred on November 24, 2025. The Collateral Agent closed on the sale of certain assets pertaining to the Company’s CDMO biomanufacturing facility on December 10, 2025 for $16,253,147. Immediately following the closing of the foreclosure sale and allocation of proceeds, the outstanding amount of the December 2024 Secured Convertible Notes is $14,460,205, including principal, accrued interest, redemption premiums, late fees, and the Make-Whole Amount, and the outstanding amount of the 2025 Non-Convertible Promissory Notes is $485,888, including principal, accrued interest, and redemption premiums.

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

During the nine months ended September 30, 2025, we issued 6,019,444 shares of common stock upon the partial conversions of the December 2024 Secured Convertible Notes, Related Party at conversion prices of $0.50 and $0.25.

On June 9, 2025, one institutional investor filed notice to increase the beneficial ownership Maximum Percentage to 9.99%, effective August 9, 2025, applicable to the one institutional investor as permitted by the December 2024 Secured Convertible Notes, Related Party.

Non-Convertible Debt

During the nine months ended September 30, 2025, we issued sixteen non-convertible promissory notes with an aggregate original principal amount at issuance of $7,839,083 to an institutional investor, and subsequent to September 30, 2025, we issued fifteen non-convertible promissory notes with an aggregate original principal amount at issuance of $2,722,649 to the same institutional investor (collectively, the “2025 Non-Convertible Promissory Notes, Related Party”). Seven of the sixteen, with an aggregate original issuance of $3,229,083, were issued during the three months ended September 30, 2025. As described in Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements (Unaudited), we have elected the fair value option for measuring the 2025 Non-Convertible Promissory Notes, Related Party. The fair value of the 2025 Non-Convertible Promissory Notes, Related Party was $1,280,000 and $4,160,000 upon issuance during the three and nine months ended September 30, 2025, respectively, with the $1,949,083 and $3,679,083 premium recognized as a component of equity due to the related party nature of the transactions.

The 2025 Non-Convertible Promissory Notes, Related Party accrue interest at 5.0% per annum and mature at the earlier of i) the stated maturity date; ii) the consummation of a corporate event, as defined; or iii) when, upon or after an event of default (see above).  The maturity of the 2025 Non-Convertible Promissory Notes, Related Party, including those issued subsequent to September 30, 2025, range from 31 to 182 days from issuance with a weighted average of 92 days.

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

Upon the occurrence (and during the continuance) of an event of default (see above), those 2025 Non-Convertible Promissory Notes, Related Party issued on or after October 6, 2025 shall accrue interest at 10% per annum until such time as the event of default is cured or waived. The premium payment on those 2025 Non-Convertible Promissory Notes, Related Party issued on or after October 6, 2025 shall equal 15% of the outstanding principal and accrued interest.

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

RESULTS OF OPERATIONS

Since the Collateral Agent has sold in a foreclosure sale on November 24, 2025 all of our assets related to our CDMO operations, we do not have any assets that can generate revenue and therefore we did not generate any revenue for the remainder of 2025 and do not anticipate generating any revenue from operations in the near term. We do not expect to generate revenue unless and until we consummate a strategic transaction such as a reverse merger or asset acquisition.  However, we can provide no assurance that we will be able to find a merger candidate or funding to acquire other assets.  If are unable to find financing or undertake a strategic alternative we may need to file for bankruptcy, liquidate our company or reorganize the Company, or a combination of the foregoing. In addition, our status as a “Shell Company” will negatively impact our ability to attract investors as removal of restricted stock legends is limited for any prior or current “Shell Companies.”

Comparison of the three months ended September 30, 2025 and 2024

Revenues. Revenue decreased $0.7 million to $0.2 million for the three months ended September 30, 2025 compared to the same three-month period in 2024. Six CDMO customer contracts, representing revenue of $0.4 million during the three months ended September 30, 2024, were canceled, completed, or suspended indefinitely due to lack of funding, resulting in no revenue recognized for those contracts during the three months ended September 30, 2025. As stated above, we did not generate any revenue for the remainder of 2025 and do not anticipate generating any revenue from operations in the near term.

Cost of revenues. Cost of revenues decreased $0.8 million to $0.1 million for the three months ended September 30, 2025 compared to the same three-month period in 2024. Cost of revenues primarily consisted of the direct cost of labor and material costs at Scorpius Bio. The decrease in cost of revenues is primarily due to lower production levels. We do not expect to have any future cost of revenue as we have ceased operations.

Research and development expense. The majority of our research and development activities were performed on behalf of our customers in our role as their CDMO. Whereas labor costs directly attributable to customer projects were classified and reported as cost of revenues, all other CDMO costs, including labor costs, that are not of an administrative nature are classified and reported as research and development expense.  Research and development expense decreased $1.8 million to $2.5 million for the three months ended September 30, 2025 compared to the same three-month period in 2024.

Selling, general and administrative expense. Selling, general and administrative expenses were $2.3 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $3.3 million was primarily due to reduced operational activity and general cost cutting measures that delayed, reduced, or eliminated certain spend.

Change in fair value of contingent earn-out receivable, related party. The contingent earn-out receivable, related party was reclassified to related party receivable on July 30, 2024 as described in our 2024 Annual Report.

Non-operating income and expenses. A portion of non-operating expenses for the three months ended September 30, 2025 and 2024 relates to changes in fair value of financial instruments that either require measurement at fair value or that we have elected to measure at fair value. Details of our fair value measurements can be found in Note 3 Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements (Unaudited).

Comparison of the nine months ended September 30, 2025 and 2024

Revenues. Revenue decreased $4.5 million to $0.7 million for the nine months ended September 30, 2025 compared to the same nine-month period in 2024. The largest customer during the nine months ended September 30, 2024, representing revenue of $2.3 million, migrated to a larger CDMO during 2024. As stated above, we did not generate any revenue for the remainder of 2025 and do not anticipate generating any revenue from operations in the near term.

Cost of revenues. Cost of revenues decreased $1.9 million to $0.7 million for the nine months ended September 30, 2025 compared to the same nine-month period in 2024. Cost of revenues primarily consisted of the direct cost of labor and material costs at Scorpius Bio. The decrease in cost of revenues is primarily due to lower production levels. We do not expect to have any future cost of revenue as we have ceased operations.

Research and development expense. The majority of our research and development activities were performed on behalf of our customers in our role as their CDMO. Whereas labor costs directly attributable to customer projects were classified and reported as cost of revenues, all other CDMO costs, including labor costs, that are not of an administrative nature are classified and reported as research and development expense.  Research and development expense decreased $3.4 million to $8.4 million for the nine months ended September 30, 2025 compared to the same nine-month period in 2024.

Selling, general and administrative expense. Selling, general and administrative expenses were $9.3 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $6.4 million was primarily due to reduced operational activity and general cost cutting measures that delayed, reduced, or eliminated certain spend.

Change in fair value of contingent earn-out receivable, related party. The contingent earn-out receivable, related party was reclassified to related party receivable on July 30, 2024 as described in our 2024 Annual Report.

Other operating expenses. The loss on lease assignment and termination and the loss on disposal of long-lived assets of $5.7 million and $0.7 million, respectively, for the nine months ended September 30, 2025 are described in Note 12 Leases of the Notes to the Consolidated Financial Statements (Unaudited). No lease assignments or terminations occurred during the nine months ended September 30, 2024 requiring similar loss recognition. A loss on disposal of long-lived assets of $0.6 million was recognized for the nine months ended September 30, 2024.

Non-operating income and expenses. A portion of non-operating expenses for the nine months ended September 30, 2025 and 2024 relates to changes in fair value of financial instruments that either require measurement at fair value or that we have elected to measure at fair value. Details of our fair value measurements can be found in Note 3 Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements (Unaudited). The $1.0 million decrease in other income is due to the $1.0 million license revenue recognized during the nine months ended September 30, 2024. As described in Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements (Unaudited), we also recognized a loss of $0.8 million for the nine months ended September 30, 2025 related to the loss on settlement of related party receivable.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2025, we had approximately $0.6 million in cash and cash equivalents. As of February 17, 2026, our cash and cash equivalents were less than $0.1 million.

We have incurred an accumulated deficit of $303.0 million through September 30, 2025. We have incurred negative cash flows from operations since we started our business. We spent substantial amounts in connection with implementing our prior business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. We have never generated significant revenue from operations and do not anticipate that we will generate any revenue unless we engage in a strategic alternative. However, to sustain our public operations we will need to raise capital.

For the nine months ended September 30, 2025, we generated approximately $0.7 million in revenue and used cash in operating activities of approximately $9.7 million. To date the revenue generated from our operations has not been sufficient to cover our operating expenses and we have raised money through the various completed public offerings and debt issuances described above and in our 2024 Annual Report.

We have suffered recurring losses from operations and have not generated significant revenue or positive cash flows from operations. Further, with the foreclosure sale of our CDMO assets by the Collateral Agent, we have no or nominal operations and no inventory, property, plant, and equipment, or operating lease right-of-use assets and nominal finance lease right-of-use assets. Therefore, we currently have no assets from which we can derive revenue. The senior lender who has been funding certain of our payment obligations has no obligation to continue funding our company and may cease to do so at any time. These factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. At February 17, 2026, our cash and cash equivalents were less than $0.1 million. Our current cash is anticipated to be sufficient to fund our ongoing public company expenses only through February 2026.

We are also exploring strategic alternatives. There can be no assurance that we will be successful in implementing these plans. If we do not raise capital or successfully engage in a strategic transaction such as a reverse merger or asset acquisition in the next few months, we may be required to file for bankruptcy and liquidate our company.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$(9.7)	$(20.7)
Investing activities	0.1	2.8
Financing activities	9.2	22.3

Operating activities

Working capital changes comprise $5.6 million of the $11.0 million decrease in cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 and are reflective of the conditions and events described in the going concern uncertainty section in Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements (Unaudited). Excluding the $5.7 million loss on lease assignment and termination for the nine months ended September 30, 2025, the net losses, adjusted for noncash expenses and changes in fair value estimates, were generally consistent for the nine months ended September 30, 2025 and 2024.

Investing activities

The change in cash flows from investing activities is primarily related to a significant liquidation of short-term investments that occurred during the nine months ended September 30, 2024, resulting in net proceeds of $2.0 million. We also received  proceeds of $1.0 million from the sale of an intellectual property license during the nine months ended September 30, 2024.

Financing activities

Net cash provided by financing activities was $9.2 million during the nine months ended September 30, 2025 compared to $22.3 million for the same period in 2024. Net proceeds from common stock issuances decreased $18.1 million during the comparative periods while proceeds from debt issuances, net of repayments, increased $4.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We also received proceeds of $0.6 million from the settlement of related party receivable during the nine months ended September 30, 2025.

Current and Future Financing Needs

Since our inception in June 2008, we have incurred significant losses and we have financed our operations with net proceeds from the private placement of our preferred stock, common stock and debt and the assignment of certain non-core assets pursuant to the terms of the Patent Agreement, the Original Elusys Convertible Note and the public offering of our common stock. We do not have sufficient cash and recently have been dependent upon loans from our senior lender to support our expenses.  With the foreclosure sale of our CDMO assets, we have ceased operations and currently have no assets from which we can derive revenue. The senior lender has no obligation to continue funding our company and may cease to do so at any time. In addition, our status as a “Shell Company” will negatively impact our ability to attract investors as removal of restricted stock legends is limited for any prior or current “Shell Companies.” As of September 30, 2025, we had an accumulated deficit of approximately $303.0 million. We had a net loss of $16.8 million for the nine months ended September 30, 2025.  At February 17, 2026, our cash and cash equivalents were less than $0.1 million. Our current cash is anticipated to be sufficient to fund expenses only through February 2026, and therefore, we need to explore strategic alternatives. In order to avoid bankruptcy or liquidation, we will need additional funds which may not be available.

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

These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which include sales of our common stock, debt financings, and other funding transactions.  As of September 30, 2025, we had approximately $0.6 million in cash and cash equivalents. As of the date of the filing of this Quarterly Report, we have less than $0.1 million in cash and cash equivalents. Management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements are issued.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting that were reported in our 2024 Annual Report, which have not been remediated. The material weaknesses are further described below.

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

Our management concluded that the following material weaknesses existed as of September 30, 2025:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2025, other than the plan discussed above under “Remediation of Material Weaknesses”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2025, we received a notice of default and acceleration letter (“Notice of Default”) from the collateral agent on behalf of the holders of the December 2024 Secured Convertible Notes (the “Collateral Agent”) for, among other things, our failure to maintain an effective and available applicable registration statement in accordance with the terms of the December 2024 Purchase Agreement, the failure of our common stock to remain listed on an eligible market for a period of more than ten (10) consecutive trading days and the failure to make payments when and as due. With the Notice of Default, all amounts owed under the December 2024 Secured Convertible Notes were due and payable. The default on the December 2024 Secured Convertible Notes also triggered a default on the 2025 Non-Convertible Promissory Notes.  On October 10, 2025, we received a Notice of Public Disposition under the Uniform Commercial Code (the “UCC Notice”)

from the Collateral Agent. The UCC Notice established the timing and location of a foreclosure sale of all or a portion of our pledged collateral, which occurred on November 24, 2025. The Collateral Agent closed on the sale of substantially all of our assets on December 10, 2025. These events have had a serious disruptive effect on our business operations. Since the Collateral Agent has sold in a foreclosure sale all of our assets related to our CDMO operations, we do not have any assets that can generate revenue and therefore we do not anticipate generating any revenue from operations in the near term. We do not expect to generate revenue unless and until another business is merged into our company or acquired.  However, we can provide no assurance that we will be able to find a merger candidate or funding to acquire other assets.  If are unable to find financing or undertake a strategic alternative we may need to file for bankruptcy, liquidate our company or reorganize the Company, or a combination of the foregoing. In addition, our status as a “Shell Company” will negatively impact our ability to attract investors as removal of restricted stock legends is limited for any prior or current “Shell Companies.”

We have not generated, and do not anticipate generating, revenue in the near future.

To date, we have not generated significant revenue from our business and a significant portion of our revenue since inception has been revenue from lines of business in which we are no longer engaged. For the nine months ended September 30, 2025, we had a net loss of $16.8 million. For the years ended December 31, 2024 and 2023, we had net losses of approximately $34.3 and $46.8 million, respectively. We do not anticipate generating any revenue for at least the remainder of 2025 or longer due to the termination of our lease and sale of our CDMO related assets. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding may force us to file for bankruptcy and liquidate the Company.

During the nine months ended September 30, 2025, our operating activities used net cash of approximately $9.7 million and as of September 30, 2025, our cash and cash equivalents were approximately $0.6 million. During the year ended December 31, 2024, our operating activities used net cash of approximately $26.0 million and as of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $1.2 million. During the year ended December 31, 2023, our operating activities used net cash of approximately $31.5 million and as of December 31, 2023 our cash and cash equivalents and short-term investments were approximately $2.4 million. We have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2025, December 31, 2024, and December 31, 2023, our accumulated deficit was $303.0 million, $287.2 million, and $254.4 million, respectively, on a consolidated basis. We do not have sufficient cash to support our expenses beyond February 2026  and recently have been dependent upon loans from our senior lender to support our expenses.  The senior lender who has been financing certain of our payment obligations has no obligation to continue funding our company and may cease to do so at any time.

Our current cash is anticipated to be sufficient to fund expenses through February 2026.  We will need additional future financing which may not be available on acceptable terms, if at all.

We do not currently have the ability to generate any revenue from operations and we will need to raise additional capital to pay for our expenses of being a public company and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Our current cash and cash equivalents, including proceeds from our recent completed public offerings and debt issuances, is anticipated to be sufficient to fund operations through February 2026. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, and/or funding from partnerships or collaborations. In addition, our ability to raise capital through the sale of securities is limited by our inability to utilize a registration statement on Form S-3 to raise capital until our common stock is once again listed on a national securities exchange or our non-affiliate public float exceeds $75 million, which may not happen, and our inability to engage in public offerings in many states due to blue sky laws.  In addition, until our filings with the SEC are current, we cannot raise capital through certain types of financings. In addition, our status as a “Shell Company” will negatively impact our ability to attract investors as removal of restricted stock legends is limited for any prior or current “Shell Companies.”  In addition, our current outstanding debt holders have a right to require us to use 25% of any proceeds received from each future financing to repay their loans. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants (such as those in our current debt financing) that may impact our ability to conduct our business. Since our common stock has been delisted from trading on the NYSE American, we are limited in the types of financings we can effect. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we have to restructure the Company or initiate steps to cease being a public company and/or file for bankruptcy and liquidate the company.

Our financial statements have been prepared assuming that we will continue as a going concern.

As of and for the nine months ended September 30, 2025, we have an accumulated deficit of $303.0 million and a net loss of approximately $16.8 million. We have an accumulated deficit of $287.2 million as of December 31, 2024 and a net loss of approximately $34.3 million for the year ended December 31, 2024. We have not generated significant revenue or positive cash flows from operations and expect to incur significant expenses and continued losses for the foreseeable future. Our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we do not have any source of revenue. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our auditor also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.  There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have incurred net losses every year since our inception and expect to continue to generate losses and it is uncertain whether we will achieve profitability.

For the nine months ended September 30, 2025, we incurred a net loss of $16.8 million. For the years ended December 31, 2024 and 2023, we incurred a net loss of $34.3 million and $46.8 million, respectively. We have an accumulated deficit of $303.0 million through September 30, 2025. We expect to continue to incur losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. As stated above, we do not anticipate generating any revenue at least through the remainder of 2025 and then only if we engage in a strategic alternative.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that our disclosure controls and procedures and internal control over financial reporting are effective. The material weaknesses identified to date include (i) ineffective information technology general controls in the areas of user access and segregation of duties; (ii) ineffective design of management review controls over the computation of disclosure of income taxes; (iii)

the ineffective design of certain management review controls across financial statement areas with respect to the precision and evidence of review procedures performed; (iv) the ineffective design and implementation of controls around revenue recognition specific to our review of labor hours incurred, labor hours expected to be incurred, and standalone selling price; and (v) the ineffective design and implementation of controls over identifying and recording impairments of long-lived assets with respect to the precision of our review. As a result of the material weaknesses, we believe that our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective for the year ended December 31, 2024 and the three and nine months ended September 30, 2025. In preparing our audited financial statements for the year ended December 31, 2024 and unaudited financial statements for the three and  nine months ended September 30, 2025, we determined that the material weaknesses still exist in our internal controls over financial reporting and our disclosure controls were ineffective. Management is committed to the remediation of the material weaknesses. Management is actively engaged in the implementation of remediation efforts.

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

On September 9, 2025, we received a notice of default and acceleration letter (“Notice of Default”) from the holders of the December 2024 Secured Convertible Notes for, among other things, our failure to maintain an effective and available applicable registration statement in accordance with the terms of the December 2024 Purchase Agreement, the failure of our common stock to remain listed on an eligible market for a period of more than ten (10) consecutive trading days and the failure to make payments when and as due. With the Notice of Default, all amounts owed under the December 2024 Secured Convertible Notes were due and payable, including principal, accrued interest, redemption premiums, late fees, and the Make-Whole Amount. The Notice of Default may have a material adverse effect on our business operations.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the quarter ended September 30, 2025 that were not previously disclosed in our filings with the SEC.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

On September 9, 2025, we received a notice of default and acceleration letter (“Notice of Default”) from the holders of the December 2024 Secured Convertible Notes for, among other things, our failure to maintain an effective and available applicable registration statement in accordance with the terms of the December 2024 Purchase Agreement, the failure of our common stock to remain listed on an eligible market for a period of more than ten (10) consecutive trading days and the failure to make payments when and as due. With the Notice of Default, all amounts owed under the December 2024 Secured Convertible Notes were due and payable, including principal, accrued interest, redemption premiums, late fees, and the Make-Whole Amount.

Since the Collateral Agent has sold in a foreclosure sale all assets related to our CDMO operations, we do not have any assets that can generate revenue and therefore we do not anticipate generating any revenue from operations in the near term. We do not expect to generate revenue unless and until another business is merged into our company or acquired.  However, we can provide no assurance that we will be able to find a merger candidate or funding to acquire other assets.  If are unable to find financing or undertake a strategic alternative we may need to file for bankruptcy, liquidate our company or reorganize the Company, or a combination of the foregoing. In addition, our status as a “Shell Company” will negatively impact our ability to attract investors as removal of restricted stock legends is limited for any prior or current “Shell Companies.”

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.       OTHER INFORMATION.

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXHIBIT INDEX
Exhibit No.	Description
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

EXHIBIT INDEX
Exhibit No.	Description
4.9

Form of Amendment to Senior Secured Convertible Note, dated July 11, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025 (File No. 001-35994))

4.10

Form of Promissory Note in the principal amount of $485,000, dated July 11, 2025, (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025 (File No. 001-35994))

4.11

Form of Promissory Note in the principal amount of $490,000, dated July 25, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025 (File No. 001-35994))

4.12

Form of Promissory Note in the principal amount of $500,000, dated August 29, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025 (File No. 001-35994))

4.13

Form of Promissory Note in the principal amount of $471,000, dated September 12, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2025 (File No. 001-35994))

4.14

Form of Promissory Note in the principal amount of $128,000, dated September 22, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2025 (File No. 001-35994))

4.15

Promissory Note in the principal amount of $500,083, dated September 30, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2025 (File No. 001-35994))

4.16

Form of Additional Non-Convertible Secured Promissory Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2025 (File No. 001-35994))

4.17

Form of Non-Convertible Secured Promissory Note, dated October 14, 2025, in the principal amount of $471,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2025 (File No. 001-35994))

4.18

Form of Non-Convertible Secured Promissory Note in the principal amount of $441,000, dated October 27, 2025, (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2025 (File No. 001-35994))

4.19

Form of Non-Convertible Secured Promissory Note in the principal amount of $101,176, dated November 3, 2025, (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2025 (File No. 001-35994))

4.20

Form of Non-Convertible Secured Promissory Note in the principal amount of $345,000, dated November 10, 2025, (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2025 (File No. 001-35994))

4.21

Form of Non-Convertible Secured Promissory Note in the principal amount of $122,000, dated November 20, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2025 (File No. 001-35994))

4.22

Form of Non-Convertible Secured Promissory Note in the principal amount of $33,000, dated November 25, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2025 (File No. 001-35994))

4.23

Form of Non-Convertible Secured Promissory Note in the principal amount of $630,020, dated November 26, 2025, (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2025 (File No. 001-35994))

4.24

Form of Non-Convertible Secured Promissory Note in the principal amount of $134,000, dated December 1, 2025, (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2025 (File No. 001-35994))

4.25

Form of Second Amended and Restated Convertible Promissory Note, dated December 2, 2025, in the principal amount of $2,250,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2025 (File No. 001-35994))

4.26

Non-Convertible Secured Promissory Note in the principal amount of $44,375, dated December 16, 2025, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026 (File No. 001-35994))

EXHIBIT INDEX
Exhibit No.	Description
4.27

Non-Convertible Secured Promissory Note in the principal amount of $78,350, dated December 17, 2025, (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026 (File No. 001-35994))

4.28

Non-Convertible Secured Promissory Note in the principal amount of $54,515, dated December 30, 2025, (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026 (File No. 001-35994))

4.29

Non-Convertible Secured Promissory Note in the principal amount of $62,300, dated January 8, 2026, (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026 (File No. 001-35994))

10.1

Personal Guaranty, dated May 16, 2025, by and between Jeffrey Wolf and 3i, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2025 (File No. 001-35994))

10.2

Amendment Agreement, dated October 6, 2025, by and between the Company and 3i, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2025 (File No. 001-35994))

10.3

Security Agreement, dated October 6, 2025, by and between the Company, all the domestic subsidiaries of the Company and 3i, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on
Form 8-K filed with the Securities and Exchange Commission on October 8, 2025 (File No. 001-35994))

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

SCORPIUS HOLDINGS, INC.

Date: February 17, 2026	By:	/s/ Jeffrey A. Wolf
Jeffrey A. Wolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026	By:	/s/ William Ostrander
William Ostrander
Chief Financial Officer
(Principal Financial and Accounting Officer)